Form 10-Q
period 2021-06-30
RECURSION PHARMACEUTICALS, INC.
filed 2021-08-13
CIK 1601830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
or
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.         Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

As of July 31, 2021, there were 159,015,551 and 9,467,883 of the registrant’s Class A and B common stock, par value $0.00001 per share, outstanding, respectively.

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
•We or our current and future collaborators may never successfully develop and commercialize drug products, which would negatively affect our financial results and our ability to continue our business operations.
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
•Although we intend to explore other therapeutic opportunities in addition to the drug candidates that we are currently developing, we may fail to identify viable new candidates for clinical development, which could materially harm our business.
•Our business and operations would suffer in the event of computer system failures, cyber-attacks, or deficiencies in our cybersecurity or the cybersecurity of third parties such as collaborators, suppliers, or service providers.
•If we are not able to develop new solutions and enhancements to our platform that keep pace with technological developments, our business and results of operations would be harmed.
•Defects or disruptions in our platform could diminish our value and prospects.
•Force majeure events such as an infectious disease outbreak could materially and adversely affect our business and our financial results and disrupt the development of our drug candidates.
•If we fail to sufficiently manage and improve our technical hardware infrastructure we may experience errors, delays and other performance problems.
•We are subject to regulatory and operational risks associated with the physical and digital infrastructure at both our internal facilities and those of our external collaborators, service providers and suppliers.
•We may seek to establish additional collaborations for clinical development or commercialization of our drug candidates, and, if we are not able to establish them on commercially reasonable terms, or at all, we may have to alter our business plans.
•If we are unable to adequately protect and enforce our intellectual property rights, including obtaining and maintaining patent protection for our key technology and products, or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize technology and products similar or identical to ours, and our ability to successfully commercialize our technology and products may be impaired.
•If we are unable to protect the confidentiality of our trade secrets and know-how, our business and competitive position may be harmed.
•If we fail to comply with our obligations in the agreements under which we collaborate with and/or license intellectual property rights from third parties, or otherwise experience disruptions to our business relationships with our partners, we could lose rights that are important to our business.

Special Note Regarding Forward-Looking Information

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding our future results of operations and financial position, plans and objectives of management for future operations, business strategy, development plans, planned preclinical studies, and clinical trials, future results of clinical trials, expected research and development costs, regulatory strategy, timing, and likelihood of success are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “would,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” or

“continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this report include, but are not limited to, statements about:

•our research and development programs
•the initiation, timing, progress, results, and cost of our current and future preclinical and clinical studies, including statements regarding the design of, and the timing of initiation and completion of, studies and related preparatory work, as well as the period during which the results of the studies will become available;
•the ability of our clinical trials to demonstrate the safety and efficacy of our drug candidates, and other positive results;
•the ability and willingness of our collaborators to continue research and development activities relating to our development candidates and investigational medicines;
•future agreements with third parties in connection with the commercialization of our investigational medicines and any other approved product;
•the timing, scope, and likelihood of regulatory filings and approvals, including the timing of Investigational New Drug applications and final approval by the U.S. Food and Drug Administration, or FDA, of our current drug candidates and any other future drug candidates, as well as our ability to maintain any such approvals;
•the timing, scope, or likelihood of foreign regulatory filings and approvals, including our ability to maintain any such approvals;
•the size of the potential market opportunity for our drug candidates, including our estimates of the number of patients who suffer from the diseases we are targeting;
•our ability to identify viable new drug candidates for clinical development and the rate at which we expect to identify such candidates, whether through an inferential approach or otherwise;
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
•our ability to improve, and the rate of improvement in, our infrastructure, datasets, biology, technology tools, and drug discovery platform, and our ability to realize benefits from such improvements;
•our expectations related to the performance and benefits of our BioHive-1 supercomputer;
•our ability to realize a return on our investment of resources and cash in our drug discovery collaborations;
•our ability to scale like a technology company and to add more programs to our pipeline each year than in the prior;
•our ability to successfully compete in a highly competitive market;
•our manufacturing, commercialization, and marketing capabilities and strategies;
•our plans relating to commercializing our drug candidates, if approved, including the geographic areas of focus and sales strategy;
•our expectations regarding the approval and use of our drug candidates in combination with other drugs;
•the rate and degree of market acceptance and clinical utility of our current drug candidates, if approved, and other drug candidates we may develop;
•our competitive position and the success of competing approaches that are or may become available;
•our estimates of the number of patients that we will enroll in our clinical trials and the timing of their enrollment;
•the beneficial characteristics, safety, efficacy, and therapeutic effects of our drug candidates;
•our plans for further development of our drug candidates, including additional indications we may pursue;
•our ability to adequately protect and enforce our intellectual property and proprietary technology, including the scope of protection we are able to establish and maintain for intellectual property rights covering our current drug candidates and other drug candidates we may develop, receipt of patent protection, the extensions of existing patent terms where available, the validity of intellectual property rights held by third parties, the protection of our trade secrets, and our ability not to infringe, misappropriate or otherwise violate any third-party intellectual property rights;
•the impact of any intellectual property disputes and our ability to defend against claims of infringement, misappropriation, or other violations of intellectual property rights;
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
•our anticipated use of our existing resources and the net proceeds from our Initial Public Offering in April 2021; and
•other risks and uncertainties, including those listed under the caption “Risk Factors.”

We have based these forward-looking statements largely on our current expectations and projections about our business, the industry in which we operate, and financial trends that we believe may affect our business, financial condition, results of operations, and prospects, and these forward-looking statements are not guarantees of future performance or development. These forward-looking statements speak only as of the date of this report and are subject to a number of risks, uncertainties and assumptions described in the section titled “Risk Factors” and elsewhere in this report. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Except as required by applicable law, we undertake no obligation to update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, or otherwise.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this report. While we believe such information forms a reasonable basis for such statements, the information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and you are cautioned not to unduly rely upon them.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
Recursion Pharmaceuticals, Inc.
Condensed Consolidated Balance Sheets (unaudited)
(in thousands, except share and per share amounts)

	June 30,	December 31,
	2021	2020
Assets
Current assets
Cash and cash equivalents	$632,738	$262,126
Restricted cash	10,232	5,041
Accounts receivable	49	156
Other current assets	4,616	2,155
Total current assets	647,635	269,478

Property and equipment, net	48,549	25,967
Intangible assets, net	2,338	2,490
Other non-current assets	68	650
Total assets	$698,590	$298,585

Liabilities, convertible preferred stock and stockholders’ equity (deficit)
Current liabilities
Accounts payable	$3,196	$1,074
Accrued expenses and other liabilities	12,710	10,485
Current portion of unearned revenue	10,000	10,000
Current portion of notes payable	3,135	1,073
Current portion of lease incentive obligation	499	467
Total current liabilities	29,540	23,099

Deferred rent	2,819	2,674
Unearned revenue, net of current portion	11,667	16,667
Notes payable, net of current portion	9,423	11,414
Lease incentive obligation, net of current portion	2,427	2,708
Total liabilities	55,876	56,562

Commitments and contingencies (Note 6)

Convertible preferred stock (series A, A-1, B, C, and D), $0.00001 par value; 200,000,000 and 121,434,713 shares authorized as of June 30, 2021 and December 31, 2020, respectively; 0 and 112,088,065 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively; Liquidation preference of $0 and $450,850 as of June 30, 2021 and December 31, 2020, respectively	—	448,312
Stockholders’ equity (deficit)
Common stock (Class A and B), $0.00001 par value; 2,000,000,000 (Class A 1,989,032,117, Class B 10,967,883) and 188,400,000 shares authorized as of June 30, 2021 and December 31, 2020, respectively; 168,425,907 (Class A 158,958,024, Class B 9,467,883) and 22,314,685 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	2	—
Additional paid-in capital	930,431	7,312
Accumulated deficit	(287,719)	(213,601)
Total stockholders’ equity (deficit)	642,714	(206,289)

Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$698,590	$298,585
See the accompanying notes to these condensed consolidated financial statements.

Recursion Pharmaceuticals, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited)
(in thousands, except share and per share amounts)

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenue
Grant revenue	$49	$186	$111	$246
Operating revenue	2,500	—	5,000	—
Total revenue	2,549	186	5,111	246

Operating expenses
Research and development	29,624	13,244	53,733	26,086
General and administrative	13,854	5,159	22,791	10,720
Total operating expenses	43,478	18,403	76,524	36,806

Loss from operations	(40,929)	(18,217)	(71,413)	(36,560)
Other loss, net	(2,472)	(726)	(2,705)	(807)
Net loss and comprehensive loss	$(43,401)	$(18,943)	$(74,118)	$(37,367)

Per share data
Net loss per share of Class A and B common stock, basic and diluted	$(0.31)	$(0.88)	$(0.91)	$(1.73)
Weighted-average shares (Class A and B) outstanding, basic and diluted	138,360,646	21,652,277	81,022,240	21,646,118

See the accompanying notes to these condensed consolidated financial statements.

Recursion Pharmaceuticals, Inc.
Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) (unaudited) (in thousands, except share amounts)

	Convertible Preferred Stock		Common Stock (Class A and B)		Additional Paid-in-Capital	Accumulated Deficit	Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of March 31, 2021	112,088,065	$448,312	24,036,725	$—	$11,287	$(244,318)	$(233,031)
Net loss	—	—	—	—	—	(43,401)	(43,401)
Common stock issuance for initial public offering, net of issuance costs	—	—	27,878,787	1	462,353	—	462,354
Conversion of preferred stock to common stock	(112,088,065)	(448,312)	115,598,018	1	448,311	—	448,312
Stock warrant exercises	—	—	129,963	—	2,340	—	2,340
Stock option exercises and other	—	—	782,414	—	823	—	823
Stock-based compensation	—	—	—	—	5,317	—	5,317
Balance as of June 30, 2021	—	$—	168,425,907	$2	$930,431	$(287,719)	$642,714

	Convertible Preferred Stock		Common Stock (Class A and B)		Additional Paid-in-Capital	Accumulated Deficit	Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	112,088,065	$448,312	22,314,685	$—	$7,312	$(213,601)	$(206,289)
Net loss	—	—	—	—	—	(74,118)	(74,118)
Common stock issuance for initial public offering, net of issuance costs	—	—	27,878,787	1	462,353	—	462,354
Conversion of preferred stock to common stock	(112,088,065)	(448,312)	115,598,018	1	448,311	—	448,312
Stock warrant exercises	—	—	129,963	—	2,340	—	2,340
Stock option exercises and other	—	—	2,504,454	—	2,977	—	2,977
Stock-based compensation	—	—	—	—	7,138	—	7,138
Balance as of June 30, 2021	—	$—	168,425,907	$2	$930,431	$(287,719)	$642,714

See the accompanying notes to these condensed consolidated financial statements.

Recursion Pharmaceuticals, Inc.
Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Deficit (unaudited)
(in thousands, except share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid-in-Capital	Accumulated Deficit	Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance as of March 31, 2020	75,189,517	$201,109	21,652,277	$—	$3,632	$(145,019)	$(141,387)
Net loss	—	—	—	—	—	(18,943)	(18,943)
Stock-based compensation	—	—	—	—	892	—	892
Balance as of June 30, 2020	75,189,517	$201,109	21,652,277	$—	$4,524	$(163,962)	$(159,438)

	Convertible Preferred Stock		Common Stock		Additional Paid-in-Capital	Accumulated Deficit	Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance as of December 31, 2019	75,189,517	$201,109	21,637,609	$—	$2,330	$(126,595)	$(124,265)
Net loss	—	—	—	—	—	(37,367)	(37,367)
Stock option exercises	—	—	14,668	—	16	—	16
Stock-based compensation	—	—	—	—	2,178	—	2,178
Balance as of June 30, 2020	75,189,517	$201,109	21,652,277	$—	$4,524	$(163,962)	$(159,438)

See the accompanying notes to these condensed consolidated financial statements.

Recursion Pharmaceuticals, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Six months ended
	June 30,
	2021	2020
Cash flows from operating activities
Net loss	$(74,118)	$(37,367)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,733	1,961
Stock-based compensation	7,138	2,034
Other, net	2,476	(144)
Changes in operating assets and liabilities:
Accounts receivable	98	142
Other assets	(2,460)	(850)
Unearned revenue	(5,000)	—
Accounts payable	2,122	92
Accrued development expense	606	(574)
Accrued expenses, deferred rent and other current liabilities	997	190
Net cash used in operating activities	(64,408)	(34,516)

Cash flows from investing activities
Purchases of property and equipment	(25,628)	(1,318)
Proceeds from note receivable	—	595
Net cash used in investing activities	(25,628)	(723)

Cash flows from financing activities
Proceeds from initial public offering of common stock, net of issuance costs	462,901	—
Proceeds from exercise of stock options	2,978	16
Repayment of long-term debt	(40)	(37)
Proceeds from convertible notes	—	6,400
Net cash provided by financing activities	465,839	6,379

Net change in cash, cash equivalents and restricted cash	375,803	(28,860)
Cash, cash equivalents and restricted cash, beginning of period	267,167	75,171
Cash, cash equivalents and restricted cash, end of period	$642,970	$46,311

Supplemental disclosure of non—cash investing and financing information
Conversion of preferred stock to common stock	$448,312	$—
Deferred issuance costs recorded in equity	547	—
Accrued property and equipment	763	11

Supplemental disclosure of cash flow information
Cash paid for interest	$540	$722

See the accompanying notes to these condensed consolidated financial statements.

Recursion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
Note 1.    Description of the Business

Recursion Pharmaceuticals, Inc. (Recursion, the Company, we or us) was originally formed as a limited liability company on November 4, 2013 under the name Recursion Pharmaceuticals, LLC. In September 2016, we converted to a Delaware corporation and changed our name to Recursion Pharmaceuticals, Inc.

Recursion is a biotechnology company that combines automation, artificial intelligence, machine learning, in vivo validation capabilities and a highly cross-functional team to discover novel medicines that expand our collective understanding of biology. Recursion’s rich, relatable database of biological images generated in-house on the Company’s robotics platform enables advanced machine learning approaches to reveal drug candidates, mechanisms of action, novel chemistry and potential toxicity, with the eventual goal of decoding biology and advancing new therapeutics that radically improve people’s lives.

As of June 30, 2021, the Company had an accumulated deficit of $287.7 million. The Company expects to incur substantial operating losses in future periods and will require additional capital to advance its drug candidates. The Company does not expect to generate significant revenue until the Company successfully completes significant drug development milestones with its subsidiaries or in collaboration with third parties, which the Company expects will take a number of years. In order to commercialize its drug candidates, the Company or its partners need to complete clinical development and comply with comprehensive regulatory requirements. The Company is subject to a number of risks and uncertainties similar to those of other companies of the same size within the biotechnology industry, such as the uncertainty of clinical trial outcomes, uncertainty of additional funding and a history of operating losses.

The Company has funded its operations to date through the issuance of convertible preferred stock (see Note 7, “Convertible Preferred Stock” for additional information) and the issuance of Class A common stock in an Initial Public Offering (IPO), which was completed in April 2021 (see Note 8, “Common Stock” for additional details). Recursion will likely be required to raise additional capital. As of June 30, 2021, the Company did not have any unconditional outstanding commitments for additional funding. If the Company is unable to access additional funds when needed, it may not be able to continue the development of its products or the Company could be required to delay, scale back or abandon some or all of its development programs and other operations. The Company’s ability to access capital when needed is not assured and, if not achieved on a timely basis, could materially harm its business, financial condition and results of operations.

The Company believes that the net proceeds from the IPO, together with the Company’s existing cash and cash equivalents and borrowings available to it, will be sufficient to fund the Company’s operating expenses and capital expenditures for at least the next 12 months.

Note 2.    Basis of Presentation

Basis of Presentation

The unaudited interim condensed consolidated financial statements of Recursion have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC). Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP) have been condensed or omitted. These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes for the year ended December 31, 2020 included in the Company’s final prospectus dated as of April 15, 2021 and filed with the SEC pursuant to Rule 424(b)(4) on April 16, 2021.

In April 2021, the Company completed a 1.5-for-1 forward stock split of common and convertible preferred stock. All shares presented within these condensed consolidated financial statements were adjusted to reflect the forward stock split for all periods presented. See Note 8, “Common Stock” for additional details.

In April 2021, the Company’s Board of Directors authorized two classes of common stock, Class A and Class B. Certain shares of Class A were exchanged for Class B on a one for one basis. The creation and issuance of the

Class B common stock did not affect the loss per share for the Class A or Class B shares for any period. The Company presented the 2021 net loss per share amounts as if the authorization and exchange occurred as of the start of the 2021 reporting period. See Note 8, “Common Stock” for additional details.

It is management’s opinion that these financial statements include all normal and recurring adjustments necessary for a fair presentation of the Company’s financial position, operating results and cash flows. Revenues and net loss for any interim period are not necessarily indicative of future or annual results.

Emerging Growth Company

The Company is an emerging growth company (EGC), as defined by the Jumpstart Our Business Startups Act of 2012 (the JOBS Act). The JOBS Act exempts EGCs from being required to comply with new or revised financial accounting standards until private companies are required to comply. Recursion has elected to use the extended transition period for new or revised financial accounting standards. However, the Company may adopt certain new or revised accounting standards early. This may make comparisons of the Company’s financial statements with other public companies difficult because of the potential differences in accounting standards used.

Recursion may remain an EGC until December 31, 2026, although if we: (1) become a “large accelerated filer;” (2) have annual gross revenues of $1.07 billion or more in any fiscal year; or (3) issue more than $1.0 billion of non-convertible debt over a three-year period, the Company would cease to be an EGC as of December 31 of the applicable year.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-02, Leases - Topic 842 (ASU 2016-02). Under ASC 842, the Company will be required to recognize a lease liability and a right-of-use asset for all leases (with the exception of short-term leases) on its balance sheet at the commencement date of each lease. ASU 842 is effective for annual and interim periods beginning on or after December 15, 2021 and early adoption is permitted. The Company must adopt the standard using the modified retrospective approach either: (1) as of the earliest period presented and through the comparative periods in the entity’s financial statements or (2) as of the effective date of ASC 842, with a cumulative-effect adjustment to equity. The Company expects the adoption to materially increase assets and liabilities on the Condensed Consolidated Balance Sheets related to those leases classified as operating and not recognized on the Balance Sheets under current GAAP. The Company is continuing to evaluate the effect that ASU 842 will have on its consolidated financial statements and related disclosures. The Company will adopt the new standard on January 1, 2022.

Note 3.    Supplemental Financial Information

Property and Equipment

	June 30,	December 31,
(in thousands)	2021	2020
Lab equipment	$25,562	$19,701
Leasehold improvements	13,312	13,792
Office equipment	20,005	1,075
Construction in progress	3,427	1,361
Property and equipment, gross	62,306	35,929
Less: Accumulated depreciation	(13,757)	(9,962)
Property and equipment, net	$48,549	$25,967

Depreciation expense on property and equipment was $2.4 million and $3.8 million during the three and six months ended June 30, 2021, respectively, and $1.0 million and $2.0 million during the three and six months ended June 30, 2020, respectively.

For the six months ended June 30, 2021, the Company purchased a Dell EMC supercomputer for $17.9 million. The purchase was classified as office equipment in the above table.

Accrued Expenses and Other Liabilities

	June 30,	December 31,
(in thousands)	2021	2020
Accrued compensation	$4,396	$3,085
Accrued development expenses	2,895	2,289
Accrued early discovery expenses	1,113	338
Accrued other expenses	4,306	4,773
Accrued expense and other liabilities	$12,710	$10,485

Interest Expense, net

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2021	2020	2021	2020
Interest expense	$2,501	$426	$2,750	$727
Interest income	(29)	(24)	(45)	(244)
Interest expense, net	$2,472	$402	$2,705	$483

For the three and six months ended June 30, 2021, interest expense primarily related to changes in fair value of the Series A and B warrants (see Note 10, “Stock-based Compensation” for additional details on the warrants). The Company also had expenses for the Midcap loan and tenant improvement allowance notes (see Note 5, “Notes Payable” for additional details.) Interest expense was included in “Other loss, net” on the Condensed Consolidated Statements of Operations and Comprehensive Loss.

Note 4.    Goodwill and Intangible Assets

Goodwill

The carrying amount of goodwill was $801 thousand as of June 30, 2021. There were no changes to the carrying amount of goodwill during the three and six months ended June 30, 2021. There was no goodwill balance outstanding during the three and six months ended June 30, 2020. As of June 30, 2021, there were no reductions in goodwill relating to impairment losses.

Intangible Assets, Net

The following table summarizes intangible assets:

	June 30, 2021			December 31, 2020
(in thousands)	Gross carrying amount	Accumulated Amortization	Net carrying amount	Gross carrying amount	Accumulated Amortization	Net carrying amount
Definite-lived intangible asset	$911	$(278)	$633	$911	$(127)	$784
Indefinite-lived intangible asset	904	—	904	904	—	904
Intangible assets, net	$1,815	$(278)	$1,537	$1,815	$(127)	$1,688
Amortization expense was $76 thousand and $152 thousand during the three and six months ended June 30, 2021, respectively. There was no amortization expense during the three and six months ended June 30, 2020. Amortization expense was included in research and development in the Condensed Consolidated Statements of Operations and Comprehensive Loss. No definite-lived intangible asset impairment charges were recorded during the three and six months ended June 30, 2021. There were no intangible asset balances outstanding during the three and six months ended June 30, 2020.

The indefinite-lived intangible asset represents the Recursion domain name that the Company purchased. No indefinite-lived intangible asset impairment charges were recorded during the three and six months ended June 30, 2021.

Note 5.    Notes Payable

Midcap Financial

In September 2019, the Company entered into a new Credit and Security Agreement with Midcap Financial Trust (Midcap) and the other lenders party thereto (the Midcap Loan Agreement). The Midcap Loan Agreement provides for a term loan facility that includes: i) an initial tranche of $11.9 million; and ii) a second tranche of up to $15.0 million, which if drawn would result in a maximum outstanding amount of $26.9 million. The Company used $11.2 million of the proceeds from the initial tranche to fully repay a previously outstanding term loan with Pacific Western Bank (Pacific). Proceeds from the term loans may be used for general corporate purposes. As of June 30, 2021 and December 31, 2020, the outstanding principal balance under the Midcap loan agreement was $11.9 million.

Interest on the Midcap loan accrues on the principal amount outstanding at a floating per annum rate equal to the LIBOR rate (floor of 2.00%) plus 5.75% and is payable monthly in arrears. The Company is required to make interest-only payments from September 2019 to September 2021 and thereafter, 36 monthly principal payments of $330 thousand plus interest. The interest-only period will be extended an additional 12 months under certain conditions.

The Company may voluntarily prepay the Midcap loan, subject to certain minimum repayment requirements and prepayment fees. The Midcap loan is subject to a mandatory prepayment under certain conditions.

The debt is secured against substantially all of the Company’s assets. The Midcap Loan Agreement includes standard affirmative and restrictive covenants, including covenants limiting the ability of the Company and its subsidiaries to, among other things, dispose of assets, grant certain licenses, make investments, consummate mergers or acquisitions, incur debt, grant liens and make dividends or distributions, in each case subject to certain exceptions. The loan agreement also includes standard events of default, including, subject to grace periods in certain instances, payment defaults; breaches of covenants; breaches of representations and warranties; cross-defaults with certain other indebtedness; insolvency and bankruptcy defaults; a change of control of the Company or any subsidiary; or a material adverse change in the business, operations or conditions of the Company. Upon the occurrence of an event of default, Midcap may declare all outstanding obligations immediately due and payable, increase the applicable interest rate by 2% and take such other actions as set forth in the Midcap Loan Agreement. As of June 30, 2021 and 2020, the Company was in compliance with all debt covenants.

In 2019, the Company paid fees of approximately $298 thousand in connection with the origination of the Midcap Loan Agreement. These fees were deferred and recorded as a direct deduction from the carrying value of the loan payable and are being amortized to interest expense over the remaining term of the agreement.

Pacific Western

In May 2018, Pacific issued a standby letter of credit of $3.8 million for the benefit of the Company’s landlord, securing certain Company obligations relating to tenant improvements. This letter of credit was transferred to J.P. Morgan during the three and six months ended June 30, 2021. See Note 14, “Fair Value Measurements” for additional details. As of December 31, 2020, the outstanding letter of credit was $3.8 million, for which the Company held $4.0 million of restricted cash as collateral.

Convertible Notes

For the six months ended June 30, 2020, the Company issued convertible promissory notes for an aggregate principal amount of $6.4 million. Under certain conditions, the principal was convertible into an amount of equity with a fair value that exceeded the amount of the notes’ principal on the conversion date. This feature of the notes was accounted for separately at fair value as a derivative liability. Changes in the fair value of the derivative were recorded in “Other loss, net” in the Condensed Consolidated Statements of Operations and Comprehensive Loss and were $323 thousand during the three and six months ended June 30, 2020.

In September 2020, these notes converted to 1,203,231 shares of Series D Preferred Stock. Upon conversion of the notes, the Company recorded the $1.6 million fair value of the derivative liability as equity on the Condensed Consolidated Balance Sheet.

Notes Payable for Tenant Improvement Allowance

In 2018, the Company borrowed $992 thousand, which was available as part of the Station 41 lease, from its landlord for use on tenant improvements (see Note 6, “Commitments and Contingencies” for additional details). Under the terms of the lease, the note will be repaid over a 10-year period at an 8% interest rate.
Notes payable under the Midcap loan agreement and for tenant improvement allowances, including accrued interest, consisted of the following:

	June 30,	December 31,
(in thousands)	2021	2020
Current portion of notes payable	$3,135	$1,073
Long-term portion of notes payable	9,595	11,615
Less: unamortized issuance costs	(172)	(201)
Notes payable, net	$12,558	$12,487

The following table presents information regarding the Company’s debt principal repayment obligations as of June 30, 2021:

(in thousands)	Amount
2021	$1,033
2022	4,052
2023	4,059
2024	3,059
2025	112
Thereafter	346
Total debt principal payments	$12,661

Note 6. Commitments and Contingencies

Lease Obligations

The Company has entered into various long-term real estate leases primarily related to office, research and development (R&D) and operating activities. For the three and six months ended June 30, 2021, total rent expense was $1.4 million and $2.7 million, respectively. For the three and six months ended June 30, 2020, total rent expense was $1.1 million and $2.1 million, respectively. The Komas, Station 41 and Milpitas leases described below are classified as operating leases.

Komas Lease
In August 2016, the Company entered into a new facilities lease, with the right of use and payments beginning in January 2017. The term of the lease is 7 years. This lease includes provisions for escalating rent payments. Rent expense is recognized on a straight-line basis over the term of the lease. This lease included an allowance for tenant improvements. Tenant improvements were recorded as property and equipment and are being depreciated over the term of the lease. In conjunction with the allowance for tenant improvements, the Company recorded a lease incentive obligation of $847 thousand which is being amortized over the term of the lease as a reduction to rent expense. As of June 30, 2021, the related unamortized lease incentive obligation was $313 thousand.

Station 41 Lease
In August 2017, the Company entered into a new facilities lease, with the right of use beginning in December 2017 and payments beginning in June 2018. The term of the lease is 10 years, with one five-year renewal option exercisable by the Company. This lease includes provisions for escalating rent payments. Rent expense is recognized straight-line over the term of the lease. This lease included an allowance for tenant improvements of $4.0 million, the full amount of which was drawn in 2017. Tenant improvements were recorded as property and equipment and are being depreciated over the remaining term of the lease. In conjunction with the allowance for tenant improvements, the Company recorded a leasehold obligation, which is being amortized over the term of the lease as a reduction to rent expense. As of June 30, 2021, the related unamortized lease incentive obligation was $2.6 million.

In 2018, the Company elected to draw an additional tenant improvement loan of $992 thousand available under the Station 41 lease. This loan is incorporated into and acts to increase the base rent over the remaining life of the lease. The increase in rent includes a charge for interest, which accrues on the principal amount outstanding at a rate equal to 8%. The Company accounts for this additional tenant improvement loan as a note payable on the Condensed Consolidated Balance Sheets with the current portion included in the Current Portion of Notes Payable.

In 2019, the Company amended the Station 41 Lease to include additional space in the conjoining unit with the right to use the new space beginning in June 2020 for an additional 7 years. This amendment for the extra space includes provisions for escalating rent payments. Rent expense is recognized straight-line over the term of the lease.

In January 2021, the Company again amended the Station 41 Lease, increasing the leased square footage by 91,478 square feet. This amendment includes provisions for escalating rent, has a 10 year term and additional total minimum payments of $32.4 million. This lease included a tenant improvement allowance of up to approximately $10.1 million.

Milpitas Lease
In August 2019, the Company entered into a new facilities lease, with the right of use and payments beginning in August 2019. The term of the lease is 9 years. This lease includes provisions for escalating rent payments. Rent expense is recognized on a straight-line basis over the term of the lease.

Future Minimum Lease Payments
Future minimum commitments as of June 30, 2021 under the Company’s lease agreements are as follows:

(in thousands)	Amount
2021	$1,952
2022	4,963
2023	7,344
2024	7,371
2025	7,560
Thereafter	33,214
Total Minimum Payments	$62,404

Contract Obligations
In the normal course of business, the Company enters into contracts with clinical research organizations, drug manufacturers and other vendors for preclinical and clinical research studies, research and development supplies and other services and products for operating purposes. These contracts generally provide for termination on notice and are cancellable contracts.

Indemnification

The Company has agreed to indemnify its officers and directors for certain events or occurrences, while the officer or director is or was serving at the Company’s request in such capacity. The Company purchases directors and officers liability insurance coverage that provides for reimbursement to the Company for covered obligations and this is intended to limit the Company’s exposure and enable it to recover a portion of any amounts it pays under its indemnification obligations. The Company had no liabilities recorded for these agreements as of June 30, 2021 and December 31, 2020, as no amounts in excess of insurance coverage are probable or estimable.

Employee Agreements

The Company has signed employment agreements with certain key employees pursuant to which, if their employment is terminated following a change of control of the Company, the employees are entitled to receive certain benefits, including accelerated vesting of equity incentives.

Legal Matters

The Company is not currently a party to any material litigation or other material legal proceedings. The Company may, from time to time, be involved in various legal proceedings arising in the normal course of business. An unfavorable resolution of any such matter could materially affect the Company’s future financial position, results of operations or cash flows.

Note 7.    Convertible Preferred Stock

The Company has issued preferred stock as part of various financing events. In April 2021, all outstanding shares of convertible preferred stock converted into 115,598,018 shares of Class A common stock as part of the IPO (see Note 8, “Common Stock” for additional details on the IPO). There was no convertible preferred stock outstanding as of June 30, 2021.

No new convertible preferred stock was issued during the three and six months ended June 30, 2021 and 2020. As of June 30, 2020, there were no cumulative dividends owed or in arrears on the preferred stock.

Convertible Preferred Stock consisted of the following as of December 31, 2020:

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
Balance Sheet Classification

The Company’s convertible preferred stock was classified outside of stockholders’ equity (deficit) on the Condensed Consolidated Balance Sheets because the holders of such shares have liquidation rights in the event of a deemed liquidation that, in certain situations, are not solely within the control of the Company and would require the redemption of the then-outstanding convertible preferred stock. The convertible preferred stock was not redeemable, except in the event of a deemed liquidation event.

Note 8.    Common Stock

Each share of Class A common stock entitles the holder to one vote per share and each share of Class B common stock entitles the holder to 10 votes per share on all matters submitted to a vote of the Company’s stockholders.

Common stockholders are entitled to receive dividends, as may be declared by the Company’s board of directors. As of June 30, 2021 and December 31, 2020, no dividends had been declared.

Initial Public Offering

On April 20, 2021, the Company closed its IPO and issued 27,878,787 shares of its common stock at a price of $18.00 per share for net proceeds of $462.4 million, after deducting underwriting discounts and commissions of $35.1 million and other offering costs of $4.3 million. In connection with the IPO, all shares of Series A, A-1, B, C and D convertible preferred stock converted into 115,598,018 shares of Class A common stock.

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

Class A and B Common Shares Authorization

In April 2021, the Company’s Board of Directors authorized two classes of common stock, Class A and Class B. The rights of the holders of Class A and B common stock are identical, except with respect to voting and conversion. Each share of Class A common stock is entitled to one vote per share. Each share of Class B common stock is entitled to 10 votes per share and is convertible at any time into one share of Class A common stock.

All Class B common stock is held by Christopher Gibson, Ph.D., our Chief Executive Officer (CEO), or his affiliate. As of June 30, 2021, Dr. Gibson and his affiliate held outstanding shares of Class B common stock representing approximately 38% of the voting power of the Company’s outstanding shares. This voting power may increase over time as Dr. Gibson vests in and exercises equity awards outstanding. If all the equity awards held by Dr. Gibson had been fully vested and exercised and exchanged for shares of Class B common stock as of June 30, 2021, Dr. Gibson and his affiliate would hold approximately 41% of the voting power of the Company’s outstanding shares. As a result, Dr. Gibson will be able to significantly influence any action requiring the approval of Recursion stockholders, including the election of the board of directors; the adoption of amendments to the Company’s certificate of incorporation and bylaws; and the approval of any merger, consolidation, sale of all or substantially all of the Company’s assets, or other major corporate transaction.

Note 9. Collaborative and Other Research and Development Contracts

Bayer AG

In August 2020, the Company entered into a Research Collaboration and Option Agreement (the Bayer Agreement) with Bayer AG (Bayer) for a five-year term pursuant to which the Company and Bayer may initiate approximately 10 research projects related to fibrosis across multiple organ systems, including the lung, liver and heart. Under the agreement, the Company contributed compounds from our proprietary library and Bayer contributed compounds from its proprietary library and will contribute scientific expertise throughout the collaboration.

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

For the three and six months ended June 30, 2021, the Company recognized $2.5 million and $5.0 million, respectively, of revenue resulting from the collaboration. There was $10.0 million and $11.7 million of current and non-current unearned revenue, respectively, remaining as of June 30, 2021. The allocation of unearned revenue between current and non-current is based on Recursion’s estimates of when the Company expects to incur the related costs.

Under each research project, the Company will work with Bayer to identify potential candidates for development. Under the agreement, Bayer has the first option for licenses to potential candidates. Each such license could potentially result in option exercise fees and development and commercial milestone payments payable to the Company, with an aggregate value of up to approximately $100.0 million (for an option on a lead series) or up to approximately $120.0 million (for an option on a development candidate), as well as tiered royalties for each such license, ranging from low- to mid-single digit percentages of sales, depending on commercial success.

The National Institute of Health

During the year ended December 31, 2018, the Company was awarded a grant by the National Institute of Health, which included potential funding of $1.4 million. Revenue recognized related to this grant during the three and six months ended June 30, 2021 was $49 thousand and $111 thousand, respectively. Revenue recognized during the three and six months ended June 30, 2020 was $186 thousand and $246 thousand, respectively. As of June 30, 2021, $346 thousand of the potential funding remained available.

As of June 30, 2021 and December 31, 2020, the Company had $49 thousand and $140 thousand of outstanding receivables, respectively with the National Institute of Health, which was deemed to be collectible.

Note 10. Stock-Based Compensation

The following table presents the classification of stock-based compensation expense for stock options and restricted stock units (RSUs) for employees and non-employees within the Condensed Consolidated Statements of Operations and Comprehensive Loss:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2021	2020	2021	2020
Research and development	$1,067	$288	$1,696	$976
General and administrative	3,910	481	4,980	1,058
Total	$4,977	$769	$6,676	$2,034

Key Personnel Incentive Plan
In November 2013, the Company adopted the Key Personnel Incentive Plan (the KPI Plan). The KPI Plan provides for the grant of restricted units and non-statutory option awards to employees, non-employee directors and consultants of the Company. As of June 30, 2021, there were no shares of common stock available for grant under the KPI Plan.

2016 Equity Incentive Plan
In August 2016, the Board of Directors and the stockholders of the Company adopted the 2016 Equity Incentive Plan. Under the 2016 Plan, 25,686,958 shares of common stock were reserved. As of June 30, 2021 there were no shares of common stock available for grant under the 2016 Equity Incentive Plan.

2021 Equity Incentive Plan
In April 2021, the Board of Directors and the stockholders of the Company adopted the 2021 Equity Incentive Plan (the 2021 Plan). Under the 2021 Plan, 16,186,000 shares of Class A common stock were reserved. Additionally, shares were reserved for all outstanding awards under the 2016 Plan. The Company may grant stock options, RSUs, stock appreciation rights, restricted stock awards and other forms of stock-based compensation.

As of June 30, 2021, 15,507,871 shares of Class A common stock were available for grant.

Stock Options

Stock options generally vest over four years and expire no later than 10 years from the date of grant. Stock option activity during the six months ended June 30, 2021 was as follows:

(in thousands except share data)	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2020	20,937,443	$1.85	8.5	$12,956
Granted	2,722,835	10.02
Cancelled	(680,666)	2.28
Exercised	(2,504,497)	1.18		9,629
Outstanding as of June 30, 2021	20,475,115	$2.84	8.6	$647,397
Exercisable as of June 30, 2021	7,146,350	$1.79	7.6	$213,533

The fair value of options granted to employees is calculated on the grant date using the Black-Scholes option valuation model. The weighted-average grant-date fair values of stock options granted during the six months ended June 30, 2021 and 2020 were $5.96 and $1.49, respectively.

The following weighted-average assumptions were used to calculate the grant-date fair value of employee stock options:

	Six months ended June 30,
	2021	2020
Expected term (in years)	6.2	6.2
Expected volatility	66%	65%
Expected dividend yield	—	—
Risk-free interest rate	0.97%	1.00%

In February 2021, the Company granted 150,000 shares of stock options with a performance and service condition that had a fair value of $358 thousand. The grant was fully expensed during the three months ended June 30, 2021 as the performance and service conditions were met.

In March 2020, the Company granted 1,500,000 shares of stock options with performance, market and service conditions. At grant date, the Company estimated that the fair value of the options was approximately $2.0 million. For the three and six months ended June 30, 2021, $1.6 million of expense was recorded as several of the conditions were met. For the three and six months ended June 30, 2020, no expense was recorded as the performance conditions were not considered probable.

During the years ended December 31, 2020 and 2017, the Company granted options to purchase 120,000 and 330,000 shares, respectively, of common stock to non-employee consultants. These options were granted in exchange for consulting services and vest over a period that approximates the term of the services to be provided by the Company. The fair value of the options granted prior to 2020 were remeasured in each period until they were fully vested. Following the adoption of ASU 2018-07 on January 1, 2020, the fair value of options granted to non-employees were no longer remeasured subsequent to the grant date. The fair value of each option on the date of grant was calculated using the Black-Scholes option model. There were no grants to non-employee consultants during the three and six months ended June 30, 2021 and 2020.

As of June 30, 2021, $28.6 million of unrecognized compensation cost related to stock options is expected to be recognized as expense over approximately the next 3 years.

RSUs

In April 2021, Recursion redesigned certain aspects of its long-term incentive program. As a result, equity awards granted to employees since the redesign generally consist of a combination of stock options and RSUs. RSUs awarded to employees pursuant to the 2021 Plan generally vest over four years. The weighted-average grant-date fair value of RSUs generally is determined based on the number of units granted and the quoted price of Recursion’s common stock on the date of grant.

The following table summarizes Recursion’s RSU activity during the six months ended June 30, 2021:

	Stock units	Weighted-average grant date fair value
Outstanding as of December 31, 2020	—	$—
Granted	76,762	30.42
Vested	—	—
Forfeited	—	—
Outstanding as of June 30, 2021	76,762	$30.42

As of June 30, 2021, $2.1 million of unrecognized compensation cost related to RSUs is expected to be recognized as expense over approximately the next 2.75 years.

Employee share purchase plan (ESPP)

In April 2021, the Board of Directors and stockholders of the Company adopted the 2021 Employee Stock Purchase Plan (the 2021 ESPP). Under the 2021 ESPP, 3,238,000 shares of Class A common stock were reserved. The 2021 ESPP has consecutive six month offering periods. The offering periods will be scheduled to start on the first trading day on or after May 20 and November 20 of each year, except the first offering period, which commenced on the Plan Effectiveness Date and will end on the last trading day on or after November 20, 2021. The second offering period will commence on the first trading day on or after November 20, 2021. The per share purchase price will be 85% of the lower of the fair market value on 1) the first trading day of the offering period or 2) the exercise date.

Fair value of the ESPP grants are measured at grant date. The fair value is determined considering the purchase discount and the fair value of the look-back feature. Black-Scholes pricing models are used to calculate the fair value of the look-back feature. The weighted-average assumptions used in the Black-Scholes models were as follows:

	Three months ended	Six months ended
	June 30, 2021
Expected term (in years)	0.6	0.6
Expected volatility	69%	69%
Expected dividend yield	—	—
Risk-free interest rate	0.04%	0.04%

As of June 30, 2021, no shares have been issued under the 2021 ESPP. For the three and six months ended June 30, 2021, Recursion recognized expense of $216 thousand for the 2021 ESPP. As of June 30, 2021, $407 thousand of unrecognized compensation cost related to the 2021 ESPP is expected to be recognized as expense over approximately the next 5 months.

Warrants

In connection with the execution of the Pacific loan agreement (see Note 5, “Notes Payable” for additional details), the Company issued to Pacific fully vested warrants to purchase 84,486 Series A Preferred Stock (Series A warrants) at a purchase price of $0.71 per share. In May 2017, the Company drew on additional borrowing capacity under the Pacific loan agreement, which required the Company to issue additional fully vested warrants for 28,161 Series A Preferred Stock at a purchase price of $0.71 per share. These Series A warrants were exercised in April 2021. As of December 31, 2020, their fair value was $77 thousand.

In July 2018, the Company drew on additional borrowing capacity under an amended agreement. This required the Company to issue fully vested warrants to purchase 25,762 Series B Preferred Stock (Series B warrants) at a purchase price of $2.79 per share. These Series B warrants were exercised in April 2021. As of December 31, 2020, their fair value was $48 thousand.

In January 2020, the Company issued warrants to purchase 180,000 shares of Series C Preferred Stock (Series C warrants) at a purchase price of $6.51 per share as part of a services agreement. The warrants vest ratably over 18 months. The Series C warrants remained outstanding and 170,000 were vested and exercisable as of June 30, 2021. The grant date fair value was $4.10 per share. As of June 30, 2021, $35 thousand of unrecognized compensation cost related to the unvested warrants is expected to be recognized over 1 month.

The FASB has issued accounting guidance on the classification of freestanding warrants and other similar instruments on shares that are redeemable (either puttable or mandatorily redeemable). The guidance requires liability classification for certain warrants that are exercisable into convertible preferred stock. The initial fair values of Series A and B warrants were recorded as debt issuance costs, which resulted in a reduction in the carrying value of the debt and subsequent accretion. The Company remeasured the Series A and B warrants on each Condensed Consolidated Balance Sheet date. The change in valuation was recorded in the Condensed Consolidated Statements of Operations and Comprehensive Loss in “Other loss, net.” The liability was recorded to equity upon the exercise of the Series A and B warrants.

The Series C warrants’ compensation expense is being recorded in general and administrative expense ratably over the requisite service period based on the award’s fair value at the date of grant. These warrants were classified as equity as they were issued to non-employees for services and the convertible preferred stock was not redeemable, except in the event of a deemed liquidation event, which was not considered probable.

The following is a summary of the changes in the Company’s Series A and B warrant liability balance during the six months ended June 30, 2021 and 2020:

(in thousands)
Balance as of December 31, 2019	$128
Net increase in fair value of warrants	5
Balance as of June 30, 2020	$133

Balance as of December 31, 2020	$125
Increase in fair value of warrants	2,215
Recorded in equity upon exercise	(2,340)
Balance as of June 30, 2021	$—

Note 11. Employee Benefit Plans

The Company has an employee benefit plan under Section 401(k) of the Internal Revenue Code. The plan allows employees to make contributions up to a specified percentage of their compensation. The Company is currently contributing up to 4% of employee base salary, by matching 100% of the first 4% of annual base salary contributed by each employee. Employer expenses were $372 thousand and $653 thousand during the three and six months ended June 30, 2021, respectively. For the three and six months ended June 30, 2020, employer expenses were $201 thousand and $400 thousand, respectively.

Note 12. Income Taxes

The Company did not record any income tax expense during the three and six months ended June 30, 2021 and 2020. The Company has historically incurred operating losses and maintains a full valuation allowance against its net deferred tax assets. Valuation allowances are recorded when the expected realization of the deferred tax assets does not meet a “more likely than not” criterion. Realization of the Company’s deferred tax assets are dependent upon the generation of future taxable income, the amount and timing of which are uncertain.

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

The Company files income tax returns in the United States, Utah and California. The Company is not currently under examination in any of these jurisdictions. The Company is subject to income tax examinations on all federal returns since the 2018 tax return.

Note 13. Net Loss Per Share

For the three and six months ended June 30, 2021, Recursion calculated net loss per share of Class A and Class B common stock using the two-class method. Basic net loss per share is computed using the weighted-average number of shares outstanding during the period. Diluted net loss per share is computed using the weighted-average number of shares and the effect of potentially dilutive securities outstanding during the period. Potentially dilutive securities consist of stock options and other contingently issuable shares. For periods presented in which the Company reports a net loss, all potentially dilutive shares are anti-dilutive and as such are excluded from the calculation. For the three and six months ended June 30, 2021, the Company reported a net loss and therefore basic and diluted loss per share are the same.

The rights, including the liquidation and dividend rights, of the holders of the Company’s Class A and Class B common stock are identical, except with respect to voting. As a result, the undistributed earnings for each period are allocated based on the contractual participation rights of the Class A and Class B common shares as if the earnings for the period had been distributed. As the liquidation and dividend rights are identical, the undistributed earnings are allocated on a proportionate basis and the resulting amount per share for Class A and Class B common stock was the same for three and six months ended June 30, 2021.

Recursion issued certain convertible preferred stock that were outstanding until April 2021 and was concluded to be participating securities. For the three and six months ended June 30, 2020, there was only one class of common stock outstanding. Due to the presence of participating securities, Recursion calculated net loss per share for the three and six months ended June 30, 2020 using the more dilutive of the treasury stock or the two-class method. For periods presented in which the Company reports a net loss, the losses are not allocated to the participating securities. As the Company reported a net loss during the three and six months ended June 30, 2020, diluted net loss per share was the same as basic net loss per share, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The preferred stock converted to common stock in April 2021 as part of the Company’s IPO. See Note 8, “Common stock” for additional details.

The following tables set forth the computation of basic and diluted net loss per share of Class A and Class B common stock during 2021:

	Three months ended		Six months ended
	June 30, 2021		June 30, 2021
(in thousands, except share amount)	Class A	Class B	Class A	Class B
Numerator:
Allocation of undistributed earnings	$(40,432)	$(2,970)	$(65,457)	$(8,661)
Denominator:
Weighted average common shares outstanding	128,892,763	9,467,883	71,554,357	9,467,883
Net loss per share, basic and diluted	$(0.31)	$(0.31)	$(0.91)	$(0.91)

The Company excluded the following potential common shares from the computation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	Three months ended		Six months ended
	June 30, 2021		June 30, 2021
	Class A	Class B	Class A	Class B
Convertible preferred stock	25,406,158	—	70,001,023	—
Stock options and RSUs	17,115,903	—	15,445,067	—
Warrants	178,208	—	193,773	—
ESPP	13,334	—	—	—
Total	42,713,603	—	85,639,863	—

The following table sets forth the computation of basic and diluted net loss per share during 2020:

	Three months ended	Six months ended
(in thousands, except share amounts)	June 30, 2020
Numerator:
Net loss	$(18,943)	$(37,367)
Denominator:
Weighted average common shares outstanding	21,652,277	21,646,118
Net loss per share, basic and diluted	$(0.88)	$(1.73)

The Company excluded the following potential common shares from the computation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	Three months ended	Six months ended
	June 30, 2020
Convertible preferred stock	78,699,470	78,699,470
Stock options	4,557,396	4,087,585
Warrants	194,037	183,807
Total	83,450,903	82,970,862

Potential shares related to the convertible note outstanding as of June 30, 2020 were not included in the above table as the necessary conditions for conversion had not been satisfied as of the end of the reporting period assuming the end of the reporting period was the end of the contingency period.

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

As of June 30, 2021 and December 31, 2020, cash and cash equivalents (including restricted cash) included bank deposits held in checking and savings accounts. The Company is required to maintain a balance in a collateralized account to secure the Company’s credit cards. Additionally, the Company holds restricted cash related to an outstanding letter of credit issued by J.P. Morgan, which was obtained to secure certain Company obligations relating to tenant improvements.

The Company measured the Series A and B preferred stock warrant liabilities at fair value using a Black-Scholes option-pricing model. See Note 10, “Stock-based Compensation” for details on the valuation of the warrant liabilities and a reconciliation of the balance.

The following tables summarize the Company’s assets and liabilities that are measured at fair value on a recurring basis:

		Basis of fair value measurement
(in thousands)	June 30, 2021	Level 1	Level 2	Level 3
Assets
Cash and equivalents	$632,738	$632,738	$—	$—
Restricted cash	10,232	10,232	—	—
Total assets	$642,970	$642,970	$—	$—

		Basis of fair value measurement
(in thousands)	December 31, 2020	Level 1	Level 2	Level 3
Assets
Cash and equivalents	$262,126	$262,126	$—	$—
Restricted cash	5,041	5,041	—	—
Total assets	$267,167	$267,167	$—	$—
Liabilities
Warrant liability	$125	$—	$—	$125
Total liabilities	$125	$—	$—	$125

In addition to the financial instruments that are recognized at fair value on the Condensed Consolidated Balance Sheets, the Company has certain financial instruments that are recognized at amortized cost or some basis other than fair value. The carrying amount of these instruments are considered to be representative of their approximate fair values.

The following tables summarize the Company’s financial instruments that are not measured at fair value:

	Book values		Fair values
(in thousands)	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
Liabilities
Current portion of notes payable	$3,135	$1,073	$3,135	$1,073
Notes payable, net of current portion	9,423	11,414	9,423	11,414
Total liabilities	$12,558	$12,487	$12,558	$12,487

Note 15. Related Party Transactions

On December 5, 2017, the Company entered into a loan agreement with its CEO to provide a loan of $595 thousand. The loan had a seven-year term. As of June 30, 2021 and 2020, no amount remained outstanding on the loan as the balance was fully paid during the six months ended June 30, 2020.
Note 16. Subsequent Events

Midcap Financial debt extinguishment

In July 2021, the Company paid the balance due on the loan outstanding with Midcap. The total amount paid was $12.7 million. See Note 5, “Notes Payable” for additional details on the Midcap loan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following is a discussion and analysis of the financial condition of Recursion Pharmaceuticals, Inc. (Recursion, the Company, we, us or our) as of June 30, 2021 and December 31, 2020 and the results of operations during the three and six months ended June 30, 2021 and 2020. This commentary should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and accompanying notes appearing in Item 1, “Financial Statements” and the Company’s audited consolidated financial statements and accompanying notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the final prospectus for our initial public offering (IPO), which was filed with the Securities and Exchange Commission (SEC), pursuant to Rule 424(b)(4) on April 16, 2021 (the Final Prospectus). This discussion, particularly information with respect to our future results of operations or financial condition, business strategy and plans and objectives of management for future operations, includes forward-looking statements that involve risks and uncertainties as described under the heading "Special Note About Forward-Looking Statements" in this Quarterly Report on Form 10-Q. You should review the disclosure under the heading "Risk Factors" in this Quarterly Report on Form 10-Q for a discussion of important factors that could cause our actual results to differ materially from those anticipated in these forward-looking statements.
Overview

We are a clinical-stage biotechnology company decoding biology by integrating technological innovations across biology, chemistry, automation, data science, and engineering, with the goal of radically improving the lives of patients and industrializing drug discovery. Central to our mission is the Recursion Operating System, or the Recursion OS, that combines an advanced infrastructure layer to generate what we believe is one of the world’s largest and fastest-growing proprietary biological and chemical datasets, and the Recursion Map, a suite of custom software, algorithms, and machine learning tools that we use to explore foundational biology unconstrained by human bias and navigate to new biological insights which may accelerate our programs. We believe that the combination of wet-lab biology and in silico tools in our closed-loop system differentiates us from others within the industry. Similarly, our balanced team of life scientists and computational and technical experts creates an environment where empirical data, statistical rigor, and creative thinking are brought to bear on our decisions. To date, we have leveraged our Recursion OS, which is depicted below, to create three value drivers: i) advancement of 48 internally-developed programs, including four clinical-stage assets, focused on areas of significant unmet need, several of which have market opportunities in excess of $1.0 billion in annual sales, ii) strategic partnerships with leading biopharmaceutical companies, and iii) Induction Labs, a growth engine created to explore new extensions of the Recursion OS both within and beyond therapeutics. The number of programs we are advancing in research and development has more than doubled since 2019. Although we cannot provide any guarantee that we will achieve similar timelines with future product candidates, we believe we will be able to continue accelerating the pace of program additions in the future. As such, we are a biotechnology company scaling more like a technology company.

Value Drivers
Pipeline
Partnerships
Induction Labs
Recursion Map
Suite of Proprietary Therapeutic Discovery, Design, and Development Tools
Activity Assessment
Program Insight
Recursion Data Universe
Data Processing
Program Acceleration
Institutional Knowledge
Infrastructure
Enabling Hardware
Enabling Software
Recursion Operating System
People & Culture

Recursion finished the second quarter of 2021 with a portfolio of 4 clinical stage programs, 4 preclinical programs, 7 late discovery programs, and 33 early discovery programs, for a total of 48 research and development programs. Additionally, Recursion continued scaling the total number of executed phenomic experiments to over 82 million, the size of its proprietary data universe to approximately 9 petabytes, and the number of biological inferences to over 179 billion. Data have been generated across 37 human cell types, an in-house chemical library of over 706 thousand compounds, an in silico library of over 12 billion small molecules, and a growing team of more than 270 Recursionauts that is balanced between life scientists and computational and technical experts. The power of the Recursion OS is exemplified by the breadth of active research and development programs.

Stage of Development
CLINICAL
PRECLINICAL
LATE DISCOVERY
EARLY DISCOVERY
New Chemical Entity
Known Chemical Entity
Early Discovery Program
NEUROINFLAMMATION
4 PROGRAMS
FAMILIAL ADENOMATOUS POLYPOSIS
IMMUNE CHECKPOINT RESISTANCE
ONCOLOGY
HEPATOCELLULAR CARCINOMA
CANCER IMMUNOTHERAPY TARGET ALPHA
CANCER IMMUNOTHERAPY TARGET BETA
12 PROGRAMS
NEUROFIBROMATOSIS TYPE 2
CEREBRAL CAVERNOUS MALFORMATION
GM2 GANGLIOSIDOSIS
PULMONARY ARTERIAL HYPERTENSION
CMT TYPE 2A
BATTEN DISEASE
4 PROGRAMS
CLOSTRIDIUM DIFFICILE COLITIS
SENOLYTICS
1 PROGRAM
12 PROGRAMS
Neuroscience
5 TOTAL PROGRAMS
Oncology
18 TOTAL PROGRAMS
Rare Disease
10 TOTAL PROGRAMS
Other
3 TOTAL PROGRAMS
Inflammation & Immunology
12 TOTAL PROGRAMS
Therapeutic Area

EU5 is defined as France, Germany, Italy, Spain and the UK. (1) Our program has the potential to address a number of indications within neuroinflammation, including multiple neurodegenerative diseases totalling at least 13 million patients in the US and EU5. (2) 730,000 annual incidence in US and EU5. (3) Annual US and EU5 prevalence (4) Worldwide prevalence (5) Annual US and EU5 incidence for all *NF2*-driven meningiomas. (6) Our program has the potential to address a number of indications driven by *MYC* alterations, totalling 120,000 patients in the US and EU5 annually. We have not finalized a target product profile for a specific indication. (7) Hereditary and sporadic symptomatic population.

Business Highlights

Clinical Programs

•Familial adenomatous polyposis (FAP) (REC-4881): We plan to initiate a Phase 2, randomized, double-blind, placebo-controlled study to evaluate safety, pharmacokinetics, and efficacy of REC-4881 in classical FAP patients within the next 3 to 4 quarters.
•Cerebral cavernous malformation (REC-994): We plan to initiate a Phase 2, double-blind, placebo-controlled safety, tolerability and exploratory efficacy study of REC-994 in the next 3 to 4 quarters.
•Neurofibromatosis type 2 (REC-2282): We plan to initiate a parallel group, two stage, Phase 2/3, randomized, multicenter study within the next 3 to 4 quarters.
•GM2 gangliosidosis (REC-3599): We plan to initiate a Phase 2 trial in the next 3 to 4 quarters.

Notable Preclinical Programs

•Clostridium difficile colitis (REC-3964): REC-3964 is an orally active, gut biased, small molecule C. difficile toxin B inhibitor, selected as Recursion’s first internally-developed new chemical entity (NCE) to advance to investigational new drug (IND)-enabling studies.
•Immune checkpoint resistance in STK11-mutant non-small cell lung cancer (NSCLC): The lead molecule has completed dose optimization studies and has advanced into pharmacodynamic studies in rodent NSCLC models of STK11-mediated checkpoint resistance.

Notable Late Discovery Programs

•Cancer immunotherapy, target ‘alpha’: Undisclosed target ‘alpha’ was selected based on an inferential assessment of the strength of its relationship to known genes impacting immunotherapy response. A small molecule inhibitor of target alpha demonstrated robust single agent and combination activity with anti-PD1 in a CT26 model of immune checkpoint resistance, achieving 40% complete response in the combination arm.
•Neuroinflammation: Multiple molecules from the lead chemical series demonstrated attenuated anti-inflammatory cytokine responses in a mouse pharmacodynamic model of neuroinflammation.

•Oncology - small molecule MYC Inhibitors: Digital chemistry tools expanded multiple hit series with evidence of structure activity relationship. Multiple series are prioritized and undergoing optimization.
•Batten disease: Multiple small molecule candidates are being evaluated in rodent pharmacodynamic models of Batten disease.
•Charcot-Marie-Tooth type 2A (CMT2A): Multiple small molecule mechanistic classes will be assessed in a rodent model of CMT2A.

Bayer AG Partnership

We continue to make progress in our collaboration with Bayer to discover small molecule drug candidates with the potential to treat fibrotic diseases. In the collaboration’s first year we have developed novel disease models and successfully leveraged the Recursion Operating System, or Recursion OS, to identify numerous active molecules and promising chemical families.

Platform

•PhenoMap Extensions: We began generating arrayed whole genome knockout and compound library PhenoMaps in two additional cell types. Additionally, we have made substantial progress in onboarding astrocytes as our first neuronal cell type.
•Chemical Technology: Over the past quarter, we have incorporated additional virtual chemical library search methods into our digital chemistry tools and have begun reading out positive results from our first large-scale expansion searches for our NCE programs.
•Orthogonomics: We have more than doubled the total number of genes and proteins measured in transcriptomic and proteomic experiments during the past quarter, leveraging these studies across multiple programs to discover new in vitro disease biomarkers that we may use to assess the efficacy of compounds.

Facilities and Manufacturing

We have two construction projects in progress to expand our current headquarters and create a chemistry, manufacturing and controls (CMC) site in Salt Lake City. The expansion will allow us to improve our current platform by increasing capacity and automation, growing our compound and biobank libraries, further scaling proteomics and transcriptomics capabilities, and beginning the buildout of automated chemical compound microsynthesis. The CMC site will bolster our capabilities in analytical and formulation chemistry as well as small molecule manufacturing for early clinical trials for a subset of our key programs.

Expanding Operations to Canada

We announced our intention to launch our first major expansion beyond our Salt Lake City headquarters, with Toronto to serve as a multidisciplinary hub across data science, machine learning, engineering and computational biology. Additionally, we announced a multi-year collaboration with Mila, the Quebec Artificial Intelligence Institute, to accelerate Recursion's machine learning capabilities.

Financing and Operations

We were incorporated in November 2013. On April 20, 2021, we closed our IPO and issued 27,878,787 shares of Class A common stock at a price of $18.00 per share, raising gross and net proceeds of $501.8 million and $462.4 million, respectively. Prior to our IPO, we had raised approximately $448.9 million in equity financing from investors in addition to $30.0 million in an upfront payment from our strategic partnership with Bayer AG (Bayer).

We use the capital we have raised to fund operations and investing activities across platform research operations, drug discovery, clinical development, digital and other infrastructure, creation of our portfolio of intellectual property, and administrative support. We do not have any products approved for commercial sale and have not generated any revenues from product sales. We had cash and cash equivalents of $632.7 million as of June 30, 2021. Based on our current operating plan, we believe that our existing cash and cash equivalents will be sufficient to meet our working capital and capital expenditure needs at least into 2023.

Since inception, we have incurred significant operating losses. Our net losses were $43.4 million and $74.1 million during the three and six months ended June 30, 2021, respectively. Our net losses were $18.9 million and $37.4 million during the three and six months ended June 30, 2020, respectively. As of June 30, 2021, our accumulated deficit was $287.7 million. We anticipate that our expenses and operating losses will increase substantially over the foreseeable future. The expected increase in expenses will be driven in large part by our ongoing activities, if and as we: continue to advance our platform; continue preclinical development of our current and future product candidates and initiate additional preclinical studies; commence clinical studies of our current and future product candidates; establish our manufacturing capability, including developing our contract development and manufacturing relationships, and building our internal manufacturing facilities; acquire and license technologies aligned with our platform; seek regulatory approval of our current and future product candidates; expand our operational, financial, and management systems and increase personnel, including personnel to support our preclinical and clinical development, manufacturing, and commercialization efforts; continue to develop, grow, perfect, and defend our intellectual property portfolio; and incur additional legal, accounting, or other expenses in operating our business, including the additional costs associated with operating as a public company.

We invest in new technologies to expand our platform and plan to build world class capabilities in key areas of manufacturing sciences and operations, including small molecule production, novel chemical entity development, product characterization, and process analytics. Our investments may also include scaled research solutions, scaled infrastructure, as well as novel technologies to improve efficiency, characterization, and scalability of manufacturing.

We anticipate that we will need to raise additional financing in the future to fund our operations, including the commercialization of any approved product candidates. Until such time, if ever, as we can generate significant product revenue, we expect to finance our operations with our existing cash and cash equivalents, any future equity or debt financings, and upfront, milestone, and royalty payments, if any, received under current or future license or collaboration agreements. We may not be able to raise additional capital on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, results of operations, and financial condition may be adversely affected.
Components of Operating Results

Revenues

To date, our business has generated revenue from two sources: i) grant revenue and ii) operating revenue.

Grant Revenue—We recognize grant revenue in the period in which the revenue is earned in accordance with the associated grant agreement, which is the period in which corresponding reimbursable expenses under the grant agreement are incurred. Grant revenue was generated from grants awarded by the National Institute of Health.

Operating Revenue—Operating revenue is primarily generated through funded research and development agreements derived from strategic alliances, such as our strategic partnership with Bayer. We are entitled to receive variable consideration as certain milestones are achieved. The timing of revenue recognition is not directly correlated to the timing of cash receipts.

Research and Development

Research and development expenses account for a significant portion of our operating expenses. We recognize research and development expenses as they are incurred. Research and development expenses consist of costs incurred in performing research and development activities, including:
•costs to develop and operate our platform;
•costs of discovery efforts which may lead to development candidates, including research materials and external research;
•costs for clinical development of our investigational products;
•costs for materials and supplies associated with the manufacture of active pharmaceutical ingredients investigational products for preclinical testing and clinical trials;

•personnel-related expenses, including salaries, benefits, bonuses and stock-based compensation for employees engaged in research and development functions;
•costs associated with operating our digital infrastructure; and
•other direct and allocated expenses incurred as a result of research and development activities, including those for facilities, depreciation, amortization and insurance.

We monitor research and development expenses directly associated with our clinical assets at the program level to some degree, however, indirect costs associated with clinical development and the balance of our research and development expenses are not tracked at the program or candidate level.

We recognize expenses associated with third-party contracted services based on the completion of activities as specified in the applicable contracts. Upon termination of contracts with third parties, our financial obligations are generally limited to costs incurred or committed to date. Any advance payments for goods or services to be used or rendered in future research and product development activities pursuant to a contractual arrangement are classified as prepaid expenses until such goods or services are rendered.

General and Administrative

The Company expenses general and administrative costs as incurred. General and administrative expenses consist primarily of salaries, employee benefits, stock-based compensation and outsourced labor for personnel in executive, finance, human resources, legal and other corporate administrative functions. General and administrative expenses also include legal fees for corporate and patent matters, professional fees for accounting, auditing, tax and administrative consulting services, insurance costs, facilities and depreciation expenses.

We expect that our general and administrative expenses will increase in the future to support personnel in research and development and to support our operations as we increase our research and development activities and activities related to the potential commercialization of our drug candidates. We also expect to incur increased expenses associated with operating as a public company, including costs of accounting, audit, legal, regulatory and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, director and officer insurance costs and investor and public relations costs.

Other Loss, net

Other loss, net primarily consists of interest earned on our cash and cash equivalents, interest expense incurred under our loan agreements and changes in the fair value of warrant liabilities.

Results of Operations

The following table summarizes the Company’s results of operations:

(in thousands, except percentages)	Three months ended June 30,		Change		Six months ended June 30,		Change
	2021	2020	$	%	2021	2020	$	%
Revenue
Grant revenue	$49	$186	$(137)	(73.4)%	$111	$246	$(134)	(54.7)%
Operating revenue	2,500	—	2,500	n/m	5,000	—	5,000	n/m
Total revenue	2,549	186	2,363	>100%	5,111	246	4,866	>100%

Operating expenses
Research and development	29,624	13,244	16,380	>100%	53,733	26,086	27,648	>100%
General and administrative	13,854	5,159	8,695	>100%	22,791	10,720	12,071	>100%
Total operating expenses	43,478	18,403	25,075	>100%	76,524	36,806	39,719	>100%

Loss from operations	(40,929)	(18,217)	(22,712)	>100%	(71,413)	(36,560)	(34,853)	95.3%
Other loss, net	(2,472)	(726)	(1,747)	>100%	(2,705)	(807)	(1,898)	>100%
Net loss and comprehensive loss	$(43,401)	$(18,943)	$(24,459)	>100%	$(74,118)	$(37,367)	$(36,751)	98.4%
n/m = Not meaningful

Revenue

The following table summarizes Recursion’s components of revenue:

	Three months ended June 30,		Change		Six months ended June 30,		Change
(in thousands, except percentages)	2021	2020	$	%	2021	2020	$	%
Revenue
Grant revenue	$49	$186	$(137)	(73.4)%	$111	$246	$(134)	(54.7)%
Operating revenue	2,500	—	2,500	n/m	5,000	—	5,000	n/m
Total revenue	$2,549	$186	$2,363	>100%	$5,111	$246	$4,866	>100%

Revenue increased by $2.4 million and $4.9 million during the three and six months ended June 30, 2021, respectively, compared to the prior year. The increase in revenue was due to revenue recognized from our strategic partnership with Bayer entered into in August 2020.

Research and Development

The following table summarizes Recursion’s components of research and development expense:

(in thousands, except percentages)	Three months ended June 30,		Change		Six months ended June 30,		Change
	2021	2020	$	%	2021	2020	$	%
Research and development expenses
Platform	$11,338	$5,718	$5,620	98.3%	$21,870	$12,037	$9,832	81.7%
Discovery	8,847	3,385	5,462	>100%	16,586	7,432	9,154	>100%
Clinical	5,581	3,208	2,373	74.0%	8,536	4,532	4,004	88.3%
Stock based compensation	1,143	318	825	>100%	1,771	1,006	765	76.0%
Other	2,715	615	2,100	>100%	4,970	1,079	3,891	>100%
Total research and development expenses	$29,624	$13,244	$16,380	>100%	$53,733	$26,086	$27,646	>100%

Significant components of research and development expense include the following allocated by development phase: Platform, which refers primarily to expenses related to screening of product candidates through hit identification; Discovery, which refers primarily to expenses related to hit identification through development of candidates; and Clinical, which refers primarily to expenses related to development of candidates and beyond.

Research and development expenses increased by $16.4 million and $27.6 million during the three and six months ended June 30, 2021, respectively, compared to the prior year. The increase in research and development expenses was due to an increased number of experiments screened on our platform, an increased number of pre-clinical assets being validated and increased clinical costs as studies progressed.

General and Administrative Expenses

The following table summarizes Recursion’s components of general and administrative expense:

(in thousands, except percentages)	Three months ended June 30,		Change		Six months ended June 30,		Change
	2021	2020	$	%	2021	2020	$	%
Total general and administrative expenses	$13,854	$5,159	$8,695	>100%	$22,791	$10,720	$12,071	>100%

General and administrative expenses increased by $8.7 million and $12.1 million during the three and six months ended June 30, 2021, respectively, compared to the prior year. The increase in general and administrative expenses was due to the growth in size of the Company’s operations including an increase in salaries and wages of $5.7 million and $6.9 million during the three and six months ended June 30, 2021, respectively, equipment costs, human resources costs, facilities costs and other administrative costs associated with operating a growth-stage company.

Other loss, net

The following table summarizes Recursion’s components of other loss, net:

(in thousands, except percentages)	Three months ended June 30,		Change		Six months ended June 30,		Change
	2021	2020	$	%	2021	2020	$	%
Interest expense	$2,501	$426	$2,075	>100%	$2,750	$727	$2,022	>100%
Interest income	(29)	(24)	(5)	21.4%	(45)	(244)	199	(81.5)%
Derivative fair value adjustment	—	324	(324)	(100.0)%	—	324	(324)	(100.0)%
Other loss, net	$2,472	$726	$1,746	>100%	$2,705	$807	$1,897	>100%

Other loss, net increased by $1.7 million and $1.9 million during the three and six months ended June 30, 2021, respectively, compared to the prior year. The increase in Other loss, net was primarily due to an increase in the fair value of the Series A and B warrants. See Note 10, “Stock-Based Compensation” to the Condensed Consolidated Financial Statements for additional details on the warrants. This increase was partially offset by the fair value adjustment on the derivative liability for the convertible notes. See Note 5, “Notes Payable” to the Condensed Consolidated Financial Statements for additional details on the derivative.

Liquidity and Capital Resources

Sources of Liquidity

The Company has not yet commercialized any products and does not expect to generate revenue from the sales of any product candidates for at least several years. Cash and cash equivalents totaled $632.7 million as of June 30, 2021 and $262.1 million as of December 31, 2020.

The Company has incurred operating losses and experienced negative operating cash flows and we anticipate that it will continue to incur losses for at least the foreseeable future. Our net loss was $43.4 million and $74.1 million during the three and six months ended June 30, 2021, respectively. The Company’s net loss was $18.9 million and $37.4 million during the three and six months ended June 30, 2020, respectively. As of June 30, 2021 and December 31, 2020, Recursion had an accumulated deficit of $287.7 million and $213.6 million, respectively.

Recursion has financed its operations through private placements of preferred stock and an IPO. As of June 30, 2021, the Company had received proceeds of $448.9 million from the sale of its preferred stock. The Company received net proceeds of $462.4 million from the IPO. See Note 8, “Common Stock” to the Condensed Consolidated Financial Statements for additional details on the IPO.

In October 2020, the Company received a $30.0 million upfront payment from the Company’s strategic partnership with Bayer.

Midcap Credit and Security Agreement

In September 2019, the Company entered into a Credit and Security Agreement with Midcap Financial Trust (Midcap) and the other lenders party thereto (the Midcap Loan Agreement). The Mipcap Loan Agreement includes: i) an initial term loan in an aggregate principal amount of $11.9 million; and ii) a second tranche term loan, which, if drawn, would result in an aggregate outstanding maximum principal amount of $26.9 million. The second tranche will become available to be drawn on upon the achievement of certain drug development milestones. We are required to make interest-only payments from September 2019 to September 2021 and thereafter, 36 monthly principal payments of $330 thousand plus interest commencing in October 2021 and continuing until the maturity date in September 2024. The interest-only period will be extended an additional 12 months upon achievement of certain fundraising related milestones. Interest accrues on the principal amount outstanding at a floating per annum rate equal to the LIBOR (floor of 2.00%) rate plus 5.75%.

The debt is secured against all of the Company’s assets. The Midcap Loan Agreement includes standard affirmative and restrictive covenants and standard events of default, including payment defaults; breaches of covenants following any applicable cure period; a material impairment in the perfection or priority of Midcap’s security interest or in the value of the collateral; or a material adverse change in our business, operations, or conditions. Upon the occurrence of an event of default and following any applicable cure periods, Midcap may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the Midcap Loan Agreement. As of June 30, 2021, the Company was in compliance with all debt covenants under the agreement. In 2019, we paid fees of approximately $298 thousand in connection with the origination of the Midcap Loan Agreement. These fees were deferred and recorded as a direct deduction from the carrying value of the loan payable and are amortized to interest expense over the remaining term of the Midcap Loan Agreement. In July 2021, this loan was repaid in full. See Note 16, “Subsequent Events” to the Condensed Consolidated Financial Statements for additional details.

Cash Flows
The following table is a summary of the Condensed Consolidated Statements of Cash Flows for each of the periods presented below:

	Six months ended June 30, 2021
(in thousands)	2021	2020
Cash used in operating activities	$(64,408)	$(34,516)
Cash used in investing activities	(25,628)	(723)
Cash provided by financing activities	465,839	6,379
Net increase (decrease) in cash and cash equivalents	$375,803	$(28,860)

Operating Activities
Net cash used in operating activities was $64.4 million during the six months ended June 30, 2021. Net cash used in operating activities increased from the six months ended June 30, 2020 as a result of higher costs incurred for research and development and general and administrative due to the Company’s growth, as well as the timing of working capital cash flows for the six months ended June 30, 2021.
Net cash used in operating activities was $34.5 million during the six months ended June 30, 2020. Cash used in operating activities increased from the six months ended June 30, 2019 due to higher costs incurred for research and development and general and administrative due to the Company’s growth which was partially offset by the timing of working capital cash flows for the six months ended June 30, 2020.

Investing Activities
Net cash used in investing activities was $25.6 million during the six months ended June 30, 2021. Cash used in investing activities primarily consisted of $17.9 million for the purchase of a Dell EMC supercomputer. Investing cash flows also included capital expenditures for property and equipment.

Net cash used in investing activities was $723 thousand during the six months ended June 30, 2020. Cash used in investing activities was primarily for the purchase of lab equipment and leasehold improvements, which was partially offset by the proceeds from the note receivable.

Financing Activities
Net cash provided by financing activities was $465.8 million during the six months ended June 30, 2021. Cash provided by financing activities primarily included $462.4 million of net proceeds from the IPO. Financing cash flows also included $3.0 million of proceeds from the exercise of stock options.

Net cash provided by financing activities was $6.4 million during the six months ended June 30, 2020, which consisted primarily of $6.4 million of proceeds from the issuance of convertible notes. See Note 5, “Notes Payable” to the Condensed Consolidated Financial Statements for additional detail on the convertible notes.

Critical Accounting Estimates and Policies

A summary of the Company’s significant accounting estimates and policies is included in Note 2, “Summary of Significant Accounting Policies” in our Final Prospectus filed with the SEC on April 16, 2021 in connection with our IPO. There were no significant changes in the Company’s application of its critical accounting policies during the six months ended June 30, 2021.

Recently Issued and Adopted Accounting Pronouncements

Refer to Note 2 in Item 1 of this Quarterly Report on Form 10-Q for information regarding recently issued and adopted accounting pronouncements.

Emerging Growth Company

The Company is an emerging growth company (EGC), as defined by the Jumpstart Our Business Startups Act of 2012 (the JOBS Act). The JOBS Act, amount other things, exempts EGCs from being required to comply with new or revised financial accounting standards until private companies are required to comply. Recursion as elected to use the extended transition period for new or revised financial accounting standards during the period in which we remain an EGC. However, the Company may adopt certain new or revised accounting standards early. This may make comparisons of the Company’s financial statements with other public companies difficult because of the potential differences in accounting standards used.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company is subject to market risk associated with changing interest rates on our variable rate note issued under the Midcap Loan Agreement; as the interest accrues on the principal amount outstanding at a floating per annum rate equal to the LIBOR rate plus 5.75%, with a LIBOR floor of 2.00%. The interest rates applicable to our variable rate note may rise and increase the amount of interest expense. We do not purchase or hold any derivative instruments to protect against the effects of changes in interest rates. As of June 30, 2021 and December 31, 2020, the outstanding principal on the debt issued under the Midcap Loan Agreement was $11.9 million.

The Company’s cash and cash equivalents consist primarily of cash on hand and highly liquid investments in money market funds that have an original maturity date of 90 days or less. The fair value of our cash and cash equivalents would not be significantly affected by either an increase or decrease in interest rates, due mainly to the short-term nature of these instruments.

Item 4. Controls and Procedures.

The Company has established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act) designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including the principal executive officer (our Chief Executive Officer) and principal financial officer (our Chief Financial Officer), to allow timely decisions regarding required disclosure. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives as management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2021, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

As a result of the COVID-19 pandemic, many of the Company’s employees are working remotely. We have not identified any material changes in our internal control over financial reporting as a result of these changes to the working environment, in part because our internal control over financial reporting was designed to operate in a remote working environment. The Company is continually monitoring and assessing the COVID-19 situation to determine any potential impacts on the design and operating effectiveness of our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently a party to any material litigation or other material legal proceedings. We may, from time to time, become involved in various legal proceedings arising in the normal course of business. An unfavorable resolution of any such matter could materially affect our future financial position, results of operations or cash flows.

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

Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. Since our inception in November 2013, we have focused substantially all of our efforts and financial resources on building our drug discovery platform and developing our initial drug candidates. We have no products approved for commercial sale and therefore have never generated any revenue from drug product sales, and we do not expect to generate any revenue from drug product sales in the foreseeable future. There is no assurance that we will obtain regulatory approvals to market and sell any drug products in the future.

We have incurred significant operating losses since our inception and anticipate that we will incur continued losses for the foreseeable future.

We have incurred net losses in each year since our inception. Our net losses were $43.4 million and $74.1 million for the three and six months ended June 30, 2021 and 2020, respectively. We had an accumulated deficit of $287.7 million as of June 30, 2021. Substantially all of our operating losses have resulted from costs incurred in connection with research and development efforts, including clinical studies, and from general and administrative costs associated with our operations. We expect our operating expenses to significantly increase as we continue to invest in research and development efforts and the commencement and continuation of clinical trials of our existing and future drug candidates. We also continue to incur additional costs associated with operating as a public company. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital. Because of the numerous risks and uncertainties associated with developing pharmaceutical products and new technologies, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

Our mission is broad and expensive to achieve and we will need to raise substantial additional funding. If we are unable to raise capital when needed, we would be forced to delay, reduce, or eliminate at least some of our product development programs, business development plans, strategic investments, or potential commercialization efforts.

We have ambitious plans to decode biology and deliver new drugs to the patients who need them. Our mission is broad, expensive to achieve and will require additional capital in the future. We have a substantial pipeline of both clinical and preclinical programs and expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development of, initiate clinical trials of, and potentially seek marketing approval for, our drug candidates, and as we add to our pipeline what we believe will be an accelerating number of additional programs. In addition, depending on the status of potential regulatory approval, or if we obtain marketing approval for any current or future drug candidates, we may incur significant expenses related to product sales, marketing, manufacturing, and distribution.

Our future capital requirements will depend on, and could increase significantly as a result of, many factors, including:

•the scope, progress, results, and costs of our current and future clinical trials and additional preclinical research for our programs;
•the number of future drug candidates that we pursue and their development requirements;
•the costs, timing, and outcome of regulatory review of our drug candidates;
•our ability to establish and maintain collaborations with third parties on favorable terms and the success of any collaborations;
•the impact of any business interruptions to our operations, including the timing and enrollment of participants in our planned clinical trials, or to the operations of our manufacturers, suppliers, or other vendors resulting from the COVID-19 pandemic or a force majeure event;
•the extent to which we acquire or invest in businesses, products, and technologies, including entering into licensing or collaboration agreements for drug candidates;
•the costs of preparing, filing, and prosecuting patent and other applications covering our intellectual property; maintaining, protecting, and enforcing our intellectual property rights; and defending intellectual property-related claims of third parties;
•our headcount growth and associated costs as we expand our business operations and our research and development activities; and
•the costs of operating as a public company.

We expect that the net proceeds from our initial public offering completed on April 20, 2021, together with our existing cash and cash equivalents, borrowings available to us, and short-term investments as of the date of this Quarterly Report on Form 10-Q, will be sufficient to fund our operating expenses and capital expenditures for at least the next 12 months. However, identifying potential drug candidates and conducting preclinical development testing and clinical trials is a time-consuming and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain marketing approval and achieve product sales. In addition, our drug candidates, even if approved, may not achieve commercial success. We anticipate that our commercial revenues, if any, will be derived from sales of products that we do not expect to be commercially available for many years. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. We may need to raise substantial additional funds sooner than expected, particularly if we choose to pursue additional indications and/or geographies for our drug candidates or otherwise expand more rapidly than we presently anticipate. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce, or eliminate certain of our research and development programs or potential future commercialization efforts, and our business, and results of operations could be materially and adversely affected.

Additional fundraising efforts may divert our management from day-to-day activities, which may adversely affect our ability to develop and commercialize our drug candidates and technologies, and we can provide no assurance that such funding will be available on terms that are acceptable to us, or at all.

Until such time, if ever, as we can generate substantial revenues, we expect to finance our cash needs through a combination of private and public equity offerings, debt financings, strategic collaborations, strategic alliances, and licensing arrangements. We do not have any committed external source of funds. Disruptions in the financial markets in general, and more recently due to the COVID-19 pandemic, may make equity and debt financing more difficult to obtain and may have a material adverse effect on our ability to meet our fundraising needs. We cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. Moreover, fundraising efforts may divert our management’s attention from our core business or create competing priorities. In addition, the terms of any financing may adversely affect the holdings or rights of our stockholders, and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our shares to decline. To the extent that we raise additional capital through the sale of Class A common stock or securities convertible or exchangeable into Class A common stock, our stockholders’ ownership interest will be diluted, and the terms of those securities may include liquidation or other preferences that materially and adversely affect our stockholders’ rights as a common stockholder. The incurrence of indebtedness would result in increased fixed payment obligations, and we may be required to agree to certain restrictive covenants — such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell, or license intellectual property rights, and other operating restrictions — that could adversely impact our ability to make capital expenditures, declare dividends, or otherwise conduct our business. We could also be required to seek funds through arrangements with collaborators or others at an earlier stage than would be desirable; relinquish rights to some of our technologies or drug candidates, future revenue streams, or research programs; or otherwise agree to terms unfavorable to us. If we are unable to obtain funding on a timely basis and satisfactory terms, we may be required to significantly curtail, delay, or discontinue one or more of our research or development programs or the commercialization of any drug candidate — or we may be unable to expand our operations or otherwise capitalize on our business opportunities, as desired — which could materially and adversely affect our business and results of operations.

We have no products approved for commercial sale and have not generated any revenue from product sales.

Our ability to become profitable depends upon our ability to generate substantial revenue in an amount necessary to offset our expenses. To date, we have not generated any revenue from our drug candidates or technologies, other than limited grant revenues, milestone payments from Takeda Pharmaceutical Company Limited, and a technology access fee from Bayer AG (Bayer), and we do not expect to generate any revenue from the sale of products in the near future. We do not expect to generate significant revenue unless and until we progress our drug candidates through clinical trials and obtain marketing approval of, and begin to sell, one or more of our drug candidates, or we otherwise receive substantial licensing or other payments. Our ability to generate revenue depends on a number of factors, including but not limited to our ability to:

•successfully complete preclinical studies;
•obtain approval of Investigational New Drug (IND) applications by the U.S. Food and Drug Administration (FDA), and similar regulatory approvals outside the U.S., allowing us to commence clinical trials;
•successfully enroll subjects in, and complete, clinical trials;
•receive regulatory approvals from applicable regulatory authorities;
•initiate and successfully complete all safety and other studies required to obtain U.S. and foreign marketing approval for our drug candidates;
•establish commercial manufacturing capabilities or make arrangements with third-party manufacturers for clinical supply and commercial manufacturing;
•obtain and maintain patent and trade secret protection or regulatory exclusivity for our drug candidates;
•launch commercial sales of our drug candidates, if and when approved, whether alone or in collaboration with other parties;
•obtain and maintain acceptance of the drug candidates, if and when approved, by patients, the medical community, and third-party payors;
•effectively compete with other therapies;
•obtain and maintain coverage of and adequate reimbursement for our drug products, if and when approved, by medical insurance providers;
•protect and enforce our intellectual property rights and defend against intellectual property claims of third parties;
•take temporary precautionary measures to help minimize the impact of the COVID-19 pandemic or a force majeure event on our business; and
•Demonstrate a continued acceptable safety profile of the drug candidates following marketing approval.

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

We may not succeed in producing drug candidates that can be commercialized. To achieve success with our drug candidates, we or our current or future collaborators must develop, and eventually commercialize, a drug product or products that generate significant revenue. We currently generate revenues primarily from our collaboration relationships and expect to continue to derive most of our revenue from these relationships until such time as our or our collaborators’ drug development and commercialization efforts are successful, if ever.

Achieving success in drug development will require us or our current or future collaborators to be effective in a range of challenging activities, including completing preclinical testing and clinical trials of drug candidates; obtaining regulatory approval for these drug candidates; and manufacturing, marketing, and selling any products for which we or they may obtain regulatory approval. We and our current drug discovery collaborators are only in the preliminary stages of most of these activities. We and they may never succeed in these activities and, even if we do, we may never generate revenues that are significant enough to achieve profitability; or even if our collaborators do, we may not receive option fees, milestone payments, or royalties from them that are significant enough for us to achieve profitability. Because of the intense competition in the market and the numerous risks and uncertainties associated with biopharmaceutical product development, we are unable to accurately predict whether, or when, we will be able to achieve or sustain profitability.

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

The amount of our future losses is uncertain, and our quarterly and annual operating results may fluctuate significantly for various reasons, including the following:

•the cost to continue to maintain, develop, and integrate technological advancements;
•the timing and cost of, and level of investment in, research and development activities relating to our drug candidates, which may change from time to time;
•our ability to successfully recruit and retain subjects, sites, and staff for clinical trials, and any delays caused by difficulties in such efforts;
•the timing, quality, regulatory compliance, and success or failure of clinical trials for our drug candidates;
•our ability to obtain marketing approval for our drug candidates and the timing and scope of any such approvals we may receive;
•commercialization of competing drug candidates or any other change in the competitive landscape of our industry, including consolidation among our competitors or partners;
•the timing, complexity, and cost of manufacturing our drug candidates, which may vary depending on the quantity of production and the terms of our agreements with manufacturers;
•our ability to attract, hire, and retain qualified personnel, including highly specialized scientists, clinicians, and engineers;
•expenditures that we will or may incur to develop additional drug candidates;
•the level of demand for our drug candidates should they receive approval, which may vary significantly;
•the risk/benefit profile, cost, and reimbursement policies with respect to our drug candidates, if approved, and existing and potential future therapeutics that compete with our drug candidates;
•the changing and volatile U.S. and global economic environments, including as a result of the COVID-19 pandemic and terrorism; and
•future accounting pronouncements or changes in our accounting policies.

The cumulative effects of these and other factors could result in large fluctuations and unpredictability in our quarterly and annual operating results. As a result, comparing our operating results on a period-to-period basis may not be meaningful. This variability and unpredictability could also result in our failing to meet the forecasts we provide to the market or the expectations of industry or financial analysts or investors for any period. If the forecasts we provide to the market are below the expectations of analysts or investors, if we fail to meet any forecasts we provide to the market, or if our revenue or operating results otherwise fall below the expectations of analysts or investors for any period, the price of our Class A common stock could decline substantially. Such a stock price decline could occur even when we have met any previously publicly stated guidance we may have provided or provide in the future.

If we engage in future acquisitions or strategic partnerships, this may increase our capital requirements, dilute our stockholders’ equity, cause us to incur debt or assume contingent liabilities, and subject us to other risks.

We may engage in acquisitions and strategic partnerships in the future, including by licensing or acquiring complementary products, intellectual property rights, technologies, or businesses. Any acquisition or strategic partnership may entail numerous risks, including:

•increased operating expenses and cash requirements;
•the assumption of indebtedness or contingent liabilities;
•the issuance of our equity securities, which would result in dilution to our stockholders’ equity;
•difficulties in assimilating operations, intellectual property, products, and drug candidates of an acquired company, and with integrating new personnel;
•the diversion of our management’s attention from our existing product programs and initiatives;
•our ability to retain key employees and maintain key business relationships;
•uncertainties associated with the other party to such a transaction, including the prospects of that party and their existing products or drug candidates and ability to obtain regulatory approvals; and
•our inability to generate revenue from acquired intellectual property, technology, and/or products sufficient to meet our objectives or even to offset the associated transaction and maintenance costs.

In addition, if we undertake such a transaction, we may issue dilutive securities, assume or incur debt obligations, incur large one-time expenses, and acquire intangible assets, which could result in significant future amortization expense.

Risks Related to the Discovery and Development of Drug Candidates

Our approach to drug discovery is unique and may not lead to successful drug products for various reasons, including but not limited to challenges identifying mechanisms of action for our candidates.

We image cells and use cell morphology to understand how a diseased cell responds to drugs and when it appears normal. Biology is complex. If studying the shape, structure, form, and size of cells does not prove to be an accurate way to better understand diseases or does not lead to the biological insights, or viable drug candidates we anticipate, our drug discovery platform may not be useful or may not lead to successful drug products, or we may have to move to a new business model, any of which could have an adverse effect on our reputation and results of operations. If the mechanism of action of a drug candidate is unknown, it may be more difficult to choose the best lead to optimize from an efficacy standpoint and to avoid potential off-target side effects of the drug candidate that could affect safety. Such uncertainty could make it more difficult to form partnerships with larger pharmaceutical companies, as the expenses involved in late-phase clinical trials increase the level of risk related to potential efficacy and/or safety concerns, and may pose challenges to IND and/or New Drug Application (NDA) approval by the FDA or other regulatory agencies.

Our drug candidates are in preclinical or clinical development, which are lengthy and expensive processes with uncertain outcomes and the potential for substantial delays.

Our current drug candidates are in preclinical or clinical development, which are lengthy and expensive processes with uncertain outcomes and the potential for substantial delays. It is impossible to predict when or if any of our drug candidates will prove effective and safe in humans, will be manufacturable or will receive regulatory approval. To obtain marketing approval from regulatory authorities for the sale of any drug candidate, we must complete preclinical studies, have the candidate manufactured to appropriate specifications and then conduct extensive clinical trials to demonstrate safety and efficacy in humans. We may accelerate development from cell models in our drug discovery platform directly to patients without validating results through animal studies, or validate results in animal studies at the same time as we conduct Phase 1 clinical trials. This approach could pose additional risks to our success if the effect of certain of our drug candidates on diseases has not been tested in animals prior to testing in humans.

Clinical testing is expensive, difficult to design and implement, can take many years to complete, and is uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing. The outcome of preclinical development testing and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. We have not yet demonstrated our ability to complete clinical development, obtain regulatory approvals, manufacture a commercial-scale product or arrange for a third party to do so, and conduct sales and marketing activities necessary for successful commercialization.

We currently have four clinical-stage drug candidates focused on rare, monogenic diseases and anticipate filing IND applications with the FDA or other regulators for Phase 2 studies for all four drug candidates. We may not be able to file such INDs, or INDs for any other drug candidates, on the timelines we expect, if at all, and any such delays could impact any additional product development timelines. For example, we may experience manufacturing delays with preclinical and clinical studies. Moreover, we cannot be sure that submission of an IND will result in the FDA or other regulators allowing further clinical trials to begin or that, once begun, issues will not arise that require us to suspend or terminate clinical trials. Commencing each of these clinical trials is subject to finalizing the trial design based on discussions with the FDA and other regulatory authorities. These regulatory authorities could change their guidance at any time, including their positions on the acceptability of our trial designs or the clinical endpoints or populations selected, which may require us to complete additional or longer clinical trials, or they may impose stricter approval conditions than we currently expect. Successful completion of our clinical trials is a prerequisite to submitting an NDA to the FDA, as well as a Marketing Authorization Application (MAA) to the European Medicines Agency (EMA) and the Medicines and Healthcare Products Regulatory Agency (MHRA) for each drug candidate and, consequently, to the ultimate approval and commercial marketing of each drug candidate. We do not know whether any of our future clinical trials will begin on time or be completed on schedule, if at all.

We may experience delays in completing our preclinical studies and initiating or completing clinical trials, and we may experience numerous unforeseen events during, or as a result of, any future clinical trials that we conduct that could require us to incur additional costs, or delay or prevent our ability to receive marketing approval or to commercialize our drug candidates, including one or more of the following:

•regulators, Institutional Review Boards (IRBs), or ethics committees may not authorize us or our investigators to commence a clinical trial or to conduct a clinical trial at a prospective trial site;
•we may experience difficulties in reaching, or fail to reach, agreement on acceptable terms with prospective trial sites and prospective Contract Research Organizations (CROs), the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
•clinical trials of our drug candidates may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional preclinical studies or clinical trials, or we may decide to abandon product development programs;
•the number of participants required for clinical trials of our drug candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate, or participants may drop out of these clinical trials or fail to return for post-treatment follow-up at a higher rate than we anticipate;
•our third-party contractors may fail to comply with regulatory requirements, fail to meet their contractual obligations to us in a timely manner, or at all, deviate from the clinical trial protocol, or drop out of a trial, which may require that we add new clinical trial sites or investigators;
•the supply or quality of our drug candidates, or the other materials necessary to conduct clinical trials of our drug candidates, may be insufficient or inadequate;
•delays in the manufacturing of our drug candidates;
•our drug candidates may have undesirable side effects or other unexpected characteristics, causing us or our investigators — or regulators, IRBs, or ethics committees — to suspend or terminate the trials; and
•reports may arise from preclinical or clinical testing of other therapies that raise safety, efficacy, or other concerns about our drug candidates.

From time to time, as we move through the stages of development, we may publish interim top-line or preliminary data from our clinical trials. Interim data from clinical trials are subject to the risk that one or more of the clinical outcomes may materially change as enrollment of participants continues and more data become available. Preliminary or top-line data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, interim and preliminary data should be viewed with caution until the final data are available. Adverse differences between preliminary or interim data and final data could significantly harm our business prospects.

Our product development costs will increase if we experience delays in testing or regulatory approvals. We do not know whether any of our future clinical trials will begin as planned, or whether any of our current or future clinical trials will need to be restructured or will be completed on schedule, if at all. Significant preclinical study or clinical trial delays, including those caused by the COVID-19 pandemic, also could shorten any periods during which we may have the exclusive right to commercialize our drug candidates or could allow our competitors to bring products to market before we do and impair our ability to successfully commercialize our drug candidates. Any delays in our preclinical or future clinical development programs may harm our business, financial condition, and prospects significantly.

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

In addition to the competitive trial environment, the eligibility criteria of our planned clinical trials will further limit the pool of available study participants as we will require that participants have specific characteristics, such as rare diseases connected to our drug candidates, which may make enrollment challenging. Additionally, the process of finding potential participants may prove costly. We also may not be able to identify, recruit, and enroll a sufficient number of participants to complete our clinical studies because of the perceived risks and benefits of the drug candidates under study, the availability and efficacy of competing therapies, the proximity and availability of clinical trial sites for prospective participants, and the referral practices of physicians. If people are unwilling to participate in our studies for any reason, the timeline for recruiting participants, conducting studies, and obtaining regulatory approval of potential products may be delayed.

Clinical trial enrollment may be affected by other factors, including:

•the severity of the disease under investigation;
•the eligibility criteria for the clinical trial in question;
•the availability of an appropriate genomic screening test;
•the perceived risks and benefits of the drug candidate under study;
•the efforts to facilitate timely enrollment in clinical trials;
•the referral practices of physicians;
•the ability to monitor participants adequately during and after the trial;
•the proximity and availability of clinical trial sites for prospective participants;
•factors we may not be able to control, such as current or potential pandemics, such as the COVID-19 pandemic, that may limit the availability of participants, principal investigators, study staff, or clinical sites;
•referral practices of physicians;
•our ability to monitor participants adequately during and after the trial;
•our ability to recruit clinical trial investigators with the appropriate competencies and experience;
•our ability to maintain participant informed consent and privacy; and
•the risk that enrolled participants will not complete a clinical trial.

Our planned clinical trials, or those of our potential future collaborators, may not be successful or may reveal significant adverse events not seen in our preclinical or nonclinical studies, which may result in a safety profile that could inhibit regulatory approval or market acceptance of any of our drug candidates.

Before obtaining regulatory approvals for the commercial sale of any products, we must demonstrate through lengthy, complex, and expensive preclinical studies and clinical trials that our drug candidates are both safe and effective for use in each target indication. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of preclinical studies and early clinical trials of our drug candidates may not be predictive of the results of later-stage clinical trials, and initial success in clinical trials may not be indicative of results obtained when such trials are completed. There is typically an extremely high rate of attrition from the failure of drug candidates proceeding through clinical trials. Drug candidates in later stages of clinical trials also may fail to show the desired safety and efficacy profile despite having progressed through nonclinical studies and initial clinical trials. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or unacceptable safety issues, notwithstanding promising results in earlier trials. Most drug candidates that commence clinical trials are never approved as products, and there can be no assurance that any of our current or future clinical trials will ultimately be successful or support further clinical development of any of our drug candidates.

We may develop future drug candidates in combination with one or more disease therapies. The uncertainty resulting from the use of our drug candidates in combination with other disease therapies may make it difficult to accurately predict side effects in future clinical trials.

As is the case with many treatments for rare diseases and other conditions, there have been, and it is likely that there may be, side effects associated with the use of our drug candidates. If significant adverse events or other side effects are observed in any of our current or future drug candidates, we may have difficulty recruiting participants in our clinical trials, they may drop out of our trials, or we may be required to abandon the trials or our development efforts of one or more drug candidates altogether. We, the FDA or other applicable regulatory authorities, or an IRB may suspend or terminate clinical trials of a drug candidate at any time for various reasons, including a belief that subjects in such trials are being exposed to unacceptable health risks or adverse side effects. Some potential therapeutics developed in the biotechnology industry that initially showed therapeutic promise in early-stage trials were later found to cause side effects that prevented their further development. Even if the side effects do not preclude the product from obtaining or maintaining marketing approval, undesirable side effects may inhibit market acceptance of the approved product due to its tolerability versus other therapies. Any of these developments could materially harm our business, financial condition, and prospects.

We may in the future conduct clinical trials for our drug candidates outside the United States, and the FDA and similar foreign regulatory authorities may not accept data from such trials.

We may in the future choose to conduct additional clinical trials outside the United States, including in Australia, Europe, Asia, or other jurisdictions. FDA acceptance of trial data from clinical trials conducted outside the United States may be subject to certain conditions. In cases where data from clinical trials conducted outside the United States are intended to serve as the sole basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the United States population and United States medical practice; (ii) the trials are performed by clinical investigators of recognized competence; and (iii) the data may be considered valid without the need for an on-site inspection by the FDA or, if the FDA considers such an inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. Additionally, the FDA’s clinical trial requirements, including a sufficiently large size of trial populations and statistical powering, must be met. Many foreign regulatory bodies have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any similar foreign regulatory authority will accept data from trials conducted outside of the United States or the applicable jurisdiction. If the FDA or any similar foreign regulatory authority does not accept such data, it would result in the need for additional trials, which would be costly and time-consuming and delay aspects of our business plan, and which may result in our drug candidates not receiving approval or clearance for commercialization in the applicable jurisdiction.

Following the United Kingdom’s departure from the EU (referred to as Brexit) on January 31, 2020, and the end of the “transition period” on December 31, 2020, the EU and the United Kingdom entered into a trade and cooperation agreement that governs certain aspects of their future relationship, including the assurance of tariff-free trade for certain goods and services. As the regulatory framework for pharmaceutical products in the United Kingdom relating to the quality, safety, and efficacy of pharmaceutical products; clinical trials; marketing authorization; and commercial sales and distribution of pharmaceutical products is derived from EU directives and regulations, Brexit will materially impact the future regulatory regime that applies to products and the approval of drug candidates in the United Kingdom. Longer term, the United Kingdom is likely to develop its own legislation that diverges from that in the EU.

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

Even if approved for commercial sale, the total addressable market for our drug candidates will ultimately depend upon, among other things, the diagnosis criteria included in the final label and whether our drug candidates are approved for these indications; acceptance by the medical community; and patient access, product pricing, and reimbursement by third-party payors. The number of patients targeted by our drug candidates may turn out to be lower than expected, patients may not be amenable to treatment with our products, or new patients may become increasingly difficult to identify or gain access to, all of which would adversely affect our results of operations and our business. Due to our limited resources and access to capital, we must prioritize development of certain drug candidates, which may prove to be the wrong choice and may adversely affect our business.

Although we intend to explore other therapeutic opportunities in addition to the drug candidates that we are currently developing, we may fail to identify viable new drug candidates for clinical development for a number of reasons.

Research programs to pursue the development of our existing and planned drug candidates for additional indications, and to identify new drug candidates and disease targets, require substantial technical, financial, and human resources whether or not they are ultimately successful. For example, pursuant to our Research Collaboration and Option Agreement with Bayer (the Bayer Agreement), we are collaborating with Bayer to develop various projects related to fibrosis. There can be no assurance that we will find potential targets using this approach, that any such targets will be tractable, or that clinical validations will be successful. Our research programs may initially show promise in identifying potential indications and/or drug candidates, yet fail to yield results for clinical development for a number of reasons, including:

•the research methodology used may not be successful in identifying potential indications and/or drug candidates, including as a result of the limited patient sample represented in our databases and the validity of extrapolating based on insights from a particular cellular context that may not apply to other, more relevant cellular contexts;
•potential drug candidates may, after further study, be shown to have harmful side effects or other characteristics that indicate they are unlikely to be effective products; or
•it may take greater human and financial resources than we will possess to identify additional therapeutic opportunities for our drug candidates or to develop suitable potential drug candidates through internal research programs, thereby limiting our ability to develop, diversify, and expand our product portfolio.

Because we have limited financial and human resources, we will have to prioritize and focus on certain research programs, drug candidates, and target indications while forgoing others. As a result, we may forgo or delay pursuit of opportunities with other drug candidates or for other indications that later prove to have greater commercial potential or a greater likelihood of success. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities.

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

Our drug candidates and the activities associated with their development and commercialization — including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale, distribution, import, and export — are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by comparable authorities in other countries. Before we can commercialize any of our drug candidates, we must obtain marketing approval. Currently, all of our drug candidates are in development, and we have not received approval to market any of our drug candidates from regulatory authorities in any jurisdiction. It is possible that our drug candidates, including any drug candidates we may seek to develop in the future, will never obtain regulatory approval. We have only limited experience in filing and supporting applications to regulatory authorities and expect to rely on CROs and/or regulatory consultants to assist us in this process. Securing regulatory approval requires the submission of extensive preclinical and clinical data and supporting information to the various regulatory authorities for each therapeutic indication to establish the drug candidate’s safety and efficacy. Securing regulatory approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the relevant regulatory authority. Our drug candidates may not be effective, may be only moderately effective, or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use. In addition, regulatory authorities may find fault with our manufacturing process or facilities or those of third-party contract manufacturers. We may also face greater than expected difficulty in manufacturing our drug candidates.

The process of obtaining regulatory approvals, both in the United States and abroad, is expensive and often takes many years. If the FDA or a comparable foreign regulatory authority requires that we perform additional preclinical or clinical trials, approval, if obtained at all, may be delayed. The length of such a delay may vary substantially based upon a variety of factors, including the type, complexity and novelty of the drug candidates involved. Changes in marketing approval policies during the development period; changes in or the enactment of additional statutes or regulations; or changes in regulatory review for each submitted NDA, 510(k), Premarket Approval Application, or equivalent application types may cause delays in the approval or rejection of an application. The FDA and comparable authorities in other countries have substantial discretion in the approval process and may refuse to accept any application, or they may decide that our data are insufficient for approval and require additional preclinical, clinical, or other studies. Our drug candidates could be delayed in receiving, or fail to receive, regulatory approval for many reasons, including the following:

•the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials;
•we may not be able to enroll a sufficient number of patients in our clinical studies;
•we may be unable to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities that a drug candidate is safe and effective for its proposed indication or that a related companion diagnostic is suitable to identify appropriate patient populations;
•the results of clinical trials may not meet the level of statistical significance required by the FDA or comparable foreign regulatory authorities for approval;
•we may be unable to demonstrate that a drug candidate’s clinical and other benefits outweigh its safety risks;
•the FDA or comparable foreign regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical trials;
•the data collected from clinical trials of our drug candidates may not be sufficient or of sufficient quality to support the submission of an NDA or other submission or to obtain regulatory approval in the United States or elsewhere;
•the FDA or comparable foreign regulatory authorities may find deficiencies with, or fail to approve, the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies; and
•the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change such that our clinical or manufacturing data are insufficient for approval.

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

We may never realize a return on our investment of resources and cash in our drug discovery collaborations.

We conduct drug discovery activities for or with collaborators who are also engaged in drug discovery and development, which include pre-commercial biotechnology companies and large pharmaceutical companies. In these drug discovery collaborations, we typically provide the benefit of our platform and platform experts who identify molecules that have activity against one or more specified targets, among other resources. In consideration, we have received, and expect to receive in the future, equity investments; upfront fees; and/or the right to receive option fees, cash milestone payments upon the achievement of specified development, regulatory, or commercial sales milestones for the drug discovery targets, and potential royalties. Our ability to receive fees and payments and realize returns from our drug discovery collaborations in a timely manner, or at all, is subject to a number of risks, including but not limited to the following:

•Our collaborators may incur unanticipated costs or experience delays in completing, or may be unable to complete, the development and commercialization of any drug candidates;
•collaborators have significant discretion in determining the amount and timing of efforts and resources that they will apply to our collaborations and may not perform their obligations as expected;
•collaborators may decide not to pursue development or commercialization of drug candidates for various reasons, including results of clinical trials or other studies, changes in the collaborator’s strategic focus or available funding, their desire to develop products that compete directly or indirectly with our drug candidates, or external factors (such as an acquisition or industry slowdown) that divert resources or create competing priorities;
•existing collaborators and potential future collaborators may begin to perceive us to be a competitor more generally, particularly as we advance our internal drug discovery programs, and therefore may be unwilling to continue existing collaborations, or enter into new collaborations, with us;
•a collaborator may fail to comply with applicable regulatory requirements regarding the development, manufacture, distribution, or marketing of a drug candidate or product;
•disagreements with collaborators, including disagreements over intellectual property or proprietary rights, contract interpretation, or the preferred course of development, might cause delays or terminations of the research, development, or commercialization of drug candidates, or might result in litigation or arbitration;
•collaborators may not properly obtain, maintain, enforce, defend, or protect our intellectual property or proprietary rights, or they may use our proprietary information in such a way as to potentially lead to disputes or legal proceedings that could jeopardize or invalidate our or their intellectual property or proprietary rights, or expose us and them to potential litigation;
•collaborators may infringe, misappropriate, or otherwise violate the intellectual property or proprietary rights of third parties, which may expose us to litigation and potential liability; and
•drug discovery collaborations may be terminated prior to our receipt of any significant value.

In addition, we may be over-reliant on our partners to provide information for molecules that we in-license, or such molecules may not be well-protected because the composition of matter patents that once protected them have expired. Moreover, we may have difficulty obtaining the quality and quantity of active pharmaceutical ingredients (API) for use in drug candidates , or we may be unable to ensure the stability of the molecule, all of which is needed to conduct clinical trials or bring a drug candidate to market. For those molecules that we are attempting to repurpose for other indications, our partners may not have sufficient data, may have poor quality data, or may not be able to help us interpret data, any of which could cause our collaboration to fail.

If any drug discovery collaborations that we enter into do not result in the successful development and commercialization of drug products that result in option fees, milestone payments, royalties, or other payments to us, we may not receive an adequate return on the resources we have invested in such drug discovery collaborations, which would have an adverse effect on our business, results of operations, and financial condition. Further, we may not have access to, or may be restricted from disclosing, certain information regarding our collaborators’ drug candidates being developed or commercialized and, consequently, may have limited ability to inform our stockholders about the status of, and likelihood of achieving, milestone payments or royalties under such collaborations.

We face substantial competition, which may result in others discovering, developing, or commercializing products before, or more successfully than, we do.

The development and commercialization of new products in the biopharmaceutical and related industries is highly competitive. There are other companies focusing on technology-enabled drug discovery to identify and develop new chemical entities that have not previously been investigated in clinical trials (NCEs) and known chemical entities that have been previously investigated (KCEs). Some of these competitive companies are employing scientific approaches that are the same as or similar to our approach, and others are using entirely different approaches. These companies include divisions of large pharmaceutical companies and biotechnology companies of various sizes. We face competition with respect to our current drug candidates, and will face competition with respect to drug candidates that we may seek to develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies, and biotechnology companies worldwide. Potential competitors also include academic institutions, government agencies, and other public and private research organizations that conduct research, seek patent protection, and establish collaborative arrangements for research, development, manufacturing, and commercialization.

Any drug candidates that we successfully develop and commercialize will compete with currently-approved therapies and new therapies that may become available in the future from segments of the pharmaceutical, biotechnology, and other related industries that pursue new therapeutics. Key product features that would affect our ability to effectively compete with other therapeutics include the efficacy, safety, and convenience of our products. We believe the principal competitive factors to our business include, among other things, the accuracy of our computations and predictions; ability to integrate experimental and computational capabilities; ability to successfully transition research programs into clinical development; ability to raise capital; and the scalability of the platform, pipeline, and business.

Many of the companies that we compete against or against which we may compete in the future have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals, and marketing approved products than we do. Mergers and acquisitions in the pharmaceutical, biotechnology, and diagnostic industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel, in establishing clinical trial sites and patient recruitment for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. In addition, we cannot predict whether our current competitive advantages and our software tools will remain in place and evolve appropriately as barriers to entry in the future. If not, other companies may be able to more directly or effectively compete with us.

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer or more effective, have fewer or less severe side effects, are more convenient, or are less expensive than products that we or our collaborators may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than us, which could result in our competitors establishing a strong market position before we or our collaborators are able to enter the market. The key competitive factors affecting the success of all of our drug candidates, if approved, are likely to be their efficacy, safety, convenience, and price; the level of generic competition; and the availability and amount of reimbursement from government healthcare programs, commercial insurance plans, and other third-party payors.

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

From time to time, we have made and expect that we will in the future make, public statements regarding the expected timing of certain milestones and key events, such as the commencement and completion of preclinical and clinical studies in our internal drug discovery programs as well as developments and milestones under our collaborations. Our collaborators, such as Bayer, have also made public statements regarding expectations for the development of programs under collaborations with us and may in the future make additional statements about their goals and expectations for collaborations with us. The actual timing of these events can vary dramatically due to a number of factors, such as delays or failures in our or our current and future collaborators’ drug discovery and development programs; the amount of time, effort, and resources committed by us and our current and future collaborators; and the numerous uncertainties inherent in the development of drugs. As a result, there can be no assurance that our or our current and future collaborators’ programs will advance or be completed in the time frames we or they announce or expect. If we or any collaborators fail to achieve one or more of these milestones or other key events as planned, our business and reputation could be materially adversely affected.

Risks Related to our Platform and Data

Our business and operations would suffer in the event of computer system failures, cyber-attacks, or deficiencies in our or third parties’ cybersecurity.

We are increasingly dependent upon information technology systems, infrastructure, and data to operate our business. In the ordinary course of business, we collect, store, and transmit confidential information (including but not limited to intellectual property, proprietary business information, and personal information). It is critical that we do so in a secure manner to maintain the confidentiality and integrity of this information. We also have outsourced elements of our operations to third parties, and as a result we manage a number of third-party vendors and other contractors and consultants who have access to our confidential information.

Given our limited operating history, we are still in the process of implementing our internal security and business continuity measures and developing our information technology infrastructure. Our internal computer systems, and those of current and future third parties on which we rely, may fail and are vulnerable to damage from computer viruses and unauthorized access.

Our information technology and other internal infrastructure systems — including corporate firewalls, servers, data center facilities in which we co-locate, lab equipment, leased lines, and connection to the Internet — face the risk of breakdown or other damage or interruption from various causes or sources, each of which could compromise our system infrastructure or lead to the loss, destruction, alteration, disclosure, or dissemination of, or damage or unauthorized access to, our data or data that is processed or maintained on our behalf, or other assets. These causes or sources include, without limitation:

•service interruptions;
•system malfunctions;
•natural disasters;
•acts of terrorism or war;
•telecommunication and electrical failures;
•security breaches from inadvertent or intentional actions by our employees, contractors, consultants, business partners, and/or other third parties; and
•cyber-attacks by malicious third parties, including the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information.

If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations, and cause financial, legal, business, and reputational harm to us. For example, one of our primary differentiators is our proprietary technical information and biological and chemical data. The loss, corruption, unavailability of, or damage to our data would interfere with and undermine the insights we draw from our platform, which could result in the waste of resources on insights based on flawed premises or other adverse consequences. In addition, the loss or corruption of, or other damage to, clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts as well as significant costs to recover or reproduce the data.

Likewise, we rely on third parties for the manufacture of our drug candidates and to conduct clinical trials, and similar events relating to their systems and operations could also have a material adverse effect on our business and lead to regulatory agency actions. The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusion by computer hackers, foreign governments, and cyber terrorists, has generally increased as the number, intensity, and sophistication of attempted attacks and intrusions from around the world have increased. Sophisticated cyber attackers (including foreign adversaries engaged in industrial espionage) are skilled at adapting to existing security technology and developing new methods of gaining access to organizations’ sensitive business data, which could result in the loss of proprietary information, including trade secrets. We may not be able to anticipate all types of security threats, and we may not be able to implement preventive measures effective against all such security threats.

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

Any security breach or other event that leads to loss, damage, or unauthorized access to, or use, alteration, or disclosure or dissemination of, (i) personal information, (including personal information regarding clinical trial subjects, contractors, directors, or employees), or (ii) our intellectual property, proprietary business information, or other confidential or proprietary information, could harm our reputation directly, enable competitors to compete with us more effectively, compel us to comply with federal and/or state breach notification laws and foreign law equivalents, subject us to mandatory corrective action, and otherwise subject us to liability under laws and regulations that protect the privacy and security of personal information, which could result in significant legal and financial exposure and reputational damage that could potentially have an adverse effect on our business. Notifications and follow-up actions related to a security incident could impact our reputation, and we could incur substantial costs, including legal and remediation costs, in connection with these measures and otherwise in connection with any actual or suspected security breach. We expect to incur significant costs in an effort to detect and prevent security incidents and otherwise implement our internal security and business continuity measures, and actual, potential, or anticipated attacks may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees, and engage third-party experts and consultants. We may face increased costs and find it necessary or appropriate to expend substantial resources in the event of an actual or perceived security breach.

The costs related to significant security breaches or disruptions could be material and our insurance policies may not be adequate to compensate us for the potential losses arising from any such disruption in, or failure or security breach of, our systems or third-party systems where information important to our business operations or commercial development is stored or processed. In addition, such insurance may not be available to us in the future on satisfactory terms, or at all. Further, our insurance may not cover all claims made against us and could have high deductibles in any event, and defending a suit, regardless of its merit, could be costly and divert management attention. Furthermore, if the information technology systems of our third-party vendors and other contractors and consultants become subject to disruptions or security breaches, we may have insufficient recourse against such third parties and we may have to expend significant resources to mitigate the impact of such an event, and to develop and implement protections to prevent future events of this nature from occurring.

If we are not able to develop new solutions and enhancements to our platform that keep pace with technological developments, our business and results of operations would be harmed.

Our ability to increase revenue depends in large part on our ability to enhance and improve our platform. The success of any enhancement to our platform depends on several factors, including the generation of additional biological and chemical data, innovation in hardware solutions, increased computational storage and processing capacity, and development of more advanced algorithms. Any new enhancement may not be introduced in a timely or cost-effective manner; may contain errors, vulnerabilities, or bugs; or may not achieve the functionality necessary to generate significant revenue. Our success also depends on our ability to identify important and emerging use cases and quickly develop new and effective innovations to address those use cases. If we are unable to successfully enhance our platform, develop new innovations, and ultimately gain market acceptance of our products and discoveries, our reputation, business, results of operations, and financial condition would be harmed.

We have invested, and expect to continue to invest, in research and development efforts that further enhance our platform. Such investments may affect our operating results, and, if the return on these investments is lower or develops more slowly than we expect, our revenue and operating results may suffer.

We have invested, and expect to continue to invest, in research and development efforts that further enhance our platform. These investments may involve significant time, risks, and uncertainties, including the risk that the expenses associated with these investments may affect our margins and operating results and that such investments may not generate sufficient revenues to offset liabilities assumed and expenses associated with these new investments. The software industry changes rapidly as a result of technological and product developments, which may render our solutions less effective. We believe that we must continue to invest a significant amount of time and resources in our platform to maintain and improve our competitive position. If we do not achieve the benefits anticipated from these investments, if the achievement of these benefits is delayed, our business, operating results and prospects may be materially adversely affected.

Defects or disruptions in our platform could result in diminishment of our value and prospects.

Our platform depends upon the continuous, effective, and reliable operation of our software, hardware, databases, and related tools and functions, as well as the integrity of our data. Our proprietary software tools, hardware, and data sets are inherently complex and may contain defects or errors. Errors may result from the interface of our proprietary software and hardware tools with our data or third-party systems and data. The risk of errors is particularly significant when new software or hardware is first introduced or when new versions or enhancements of existing software or hardware are implemented. We have from time to time found defects in our software and hardware, and new errors in our existing software and hardware may be detected in the future. Any errors, defects, disruptions, or other performance problems with our software, hardware, or data sets could hurt our ability to gather valuable insights that drive our drug discoveries. Furthermore, our platform may produce an incomplete data set lacking in coverage which could result in a material adverse effect on our ability to discover new drug candidates. Such discovery is dependent on the integrity and completeness of our data. The occurrence of any of these events could diminish the value of our platform and data and have a material adverse effect on our business, operating results and prospects.

We rely upon third-party providers of cloud-based infrastructure to host our platforms. Any disruption in the operations of these third-party providers, limitations on capacity, or interference with our use could adversely affect our business and results of operations.

We outsource substantially all of the technological infrastructure relating to our hosted platform to third-party hosting services, such as Google Cloud and Amazon Web Services. We have no control over any of these third parties, and while we attempt to reduce risk by minimizing reliance on any single third party or its operations, we cannot guarantee that such third-party providers will not experience system interruptions, outages or delays, or deterioration in their performance. We need to be able to access our computational platform at any time, without interruption or degradation of performance. Our hosted platform depends on protecting the virtual cloud infrastructure hosted by third-party hosting services by maintaining its configuration, architecture, features, and interconnection specifications, as well as protecting the information stored in these virtual data centers, which is transmitted by third-party Internet service providers. We have experienced, and expect that in the future we may again experience, interruptions, delays, and outages in service and availability from time to time due to a variety of factors, including infrastructure changes, human or software errors, website hosting disruptions, and capacity constraints. Any limitation on the capacity of our third-party hosting services could adversely affect our business and results of operations. In addition, any incident affecting our third-party hosting services’ infrastructure that may be caused by cyber-attacks, natural disasters, fire, flood, severe storm, earthquake, power loss, telecommunications failures, terrorist or other attacks, and other disruptive events beyond our control, could negatively affect our cloud-based solutions. A prolonged service disruption affecting our cloud-based solutions could damage our reputation or otherwise harm our business. We may also incur significant costs for using alternative equipment or taking other actions in preparation for, or in reaction to, events that damage the third-party hosting services we use.

In the event that our service agreements with our third-party hosting services are terminated, or there is a lapse of service, elimination of services or features that we utilize, interruption of Internet service provider connectivity, or damage to such facilities, we could experience interruptions in access to the our platform as well as significant delays and additional expense in arranging or creating new facilities and services and/or re-architecting our hosted software solutions for deployment on a different cloud infrastructure service provider, which could adversely affect our business and results of operations.

If our security measures are breached or unauthorized access to our other data is otherwise obtained, our data may be perceived as not being secure and we may incur significant liabilities.

We use a set of proprietary tools to generate, analyze, and derive novel insights from our data. The unauthorized access to or security breaches of our data—whether as a result of third-party action, employee or contractor error, malfeasance, or otherwise—could result in the loss or corruption of, or other damage to, our information and lead to claims and litigation, indemnity obligations, damage to our reputation, and other liability. Our collaborators and other third parties we work with may also suffer similar security breaches of data that we rely on. Because the techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not identified until they are launched against a target, we and those we collaborate with may be unable to anticipate these techniques or implement adequate preventative measures. In addition, if our employees or contractors fail to adhere to practices we have established to maintain a firewall between our internal drug discovery team and our teams that work with external individuals, including our collaborators, or if the technical solutions we have adopted to maintain the firewall malfunction, our collaborators may lose confidence in our ability to maintain the confidentiality of their intellectual property, we may have trouble attracting new collaborators, we may be subject to breach of contract claims by our collaborators, and we may suffer reputational and other harm as a result. Any or all of these issues could result in reputational damage or subject us to third-party lawsuits or other action or liability, which could adversely affect our operating results. Our insurance may not be adequate to cover losses associated with such events, and in any case, such insurance may not cover all of the types of costs, expenses, and losses we could incur to respond to and remediate a security breach. For more information see “Risk Factors—Our business and operations would suffer in the event of computer system failures, cyber-attacks or deficiencies in our or third parties’ cyber-security.”

Our solutions utilize third-party open source software, and any failure to comply with the terms of one or more of these open source software licenses could adversely affect our business, subject us to litigation, or create potential liability.

Our solutions include software licensed by third parties under any one or more open source licenses, including the Apache 2.0 License, MIT, BSD variants, and others, and we expect to continue to incorporate open source software in our solutions in the future. Moreover, we cannot ensure that we have effectively monitored our use of open source software, validated the quality or source of such software or we are in compliance with the terms of the applicable open source licenses or our current policies and procedures. There have been claims against companies that use open source software in their products and services asserting that the use of such open source software infringes the claimants’ intellectual property rights. As a result, we could be subject to suits by third parties claiming that what we believe to be licensed open source software infringes such third parties’ intellectual property rights. Litigation could be costly for us to defend, have a negative effect on our business and results of operations, or require us to devote additional research and development resources to change our solutions. Furthermore, these third-party open source providers could experience service outages, data loss, privacy breaches, cyber-attacks, and other events relating to the applications and services they provide, which could diminish the utility of these services and harm our business.

Use of open source software may entail greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or other contractual protections regarding infringement claims or the quality of the code, including with respect to security vulnerabilities to which open source software may be more susceptible. In addition, certain open source licenses require that source code for software programs that interact with such open source software be made available to the public at no cost and that any modifications or derivative works to such open source software continue to be licensed under the same terms as the open source software license.

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

Public health crises such as pandemics or similar outbreaks could adversely impact our business. In early 2020, a novel strain of a virus named SARS-CoV-2 (severe acute respiratory syndrome coronavirus 2), or coronavirus, which causes COVID-19, spread to most countries across the world and all 50 states within the U.S., including Utah and specifically Salt Lake City, where our primary office and laboratory space is located. The coronavirus pandemic is evolving, and to date has led to the implementation of various responses, including government-imposed quarantines, travel restrictions, and other public health safety measures. The extent to which the coronavirus impacts our operations or those of our third-party partners, including our preclinical studies or clinical trial operations, will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information that will emerge concerning the severity of coronavirus infection, and the actions to contain the coronavirus or treat its impact, among others.

The continued spread of COVID-19 globally, or the evolution of a new variant of COVID-19 that is more contagious, has more severe effects, or is resistant to treatments or vaccinations, could adversely impact our preclinical or clinical trial operations in the U.S., including our ability to recruit and retain trial participants as well as principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 if an outbreak occurs in their geography. For example, similar to other biopharmaceutical companies, we may experience protocol deviations and delays in initiating preclinical and clinical studies, enrollment or dosing of patients in our clinical trials, and activation of new trial sites. COVID-19 or any variants may also affect employees of third-party CROs located in affected geographies that we rely upon to carry out our clinical trials. In addition, as a result of medical complications associated with the diseases of the patients we seek to enroll and treat in our trials, the patient populations that our lead and other drug candidates target may be particularly susceptible to COVID-19 or any variants, which may make it more difficult for us to identify individuals able to enroll in our current and future clinical trials and may impact the ability of those enrolled to complete any such trials. Any negative impact COVID-19 or any variant has on enrollment or the execution of our drug trials could cause costly delays, which could adversely affect our ability to obtain regulatory approval for and to commercialize our drug candidates, increase our operating expenses, and have a material adverse effect on our financial results.

Additionally, timely enrollment in planned clinical trials is dependent upon clinical trial sites that could be adversely affected by global health issues, such as pandemics. We plan to conduct clinical trials for our drug candidates in geographies that are currently being affected by the coronavirus. Some factors from the coronavirus outbreak that will delay or otherwise adversely affect enrollment in the clinical trials of our drug candidates, as well as our business generally, include:

•the potential diversion of healthcare resources away from the conduct of clinical trials to focus on pandemic concerns, including the attention of physicians serving as our clinical trial investigators, hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our prospective clinical trials;
•limitations on travel that could interrupt key trial and business activities, such as clinical trial site initiations and monitoring, domestic and international travel by employees, contractors or patients to clinical trial sites, including any government-imposed travel restrictions or quarantines that will impact the ability or willingness of patients, employees or contractors to travel to our clinical trial sites or secure visas or entry permissions, or a loss of face-to-face meetings and other interactions with potential partners, any of which could delay or adversely impact the conduct or progress of our prospective clinical trials;
•the potential negative effect on the operations of our third-party manufacturers;
•interruptions in global shipping affecting the transport of clinical trial materials, such as tissue samples, investigational drug product and comparator drugs and other supplies used in our studies; and
•business disruptions caused by potential workplace, laboratory and office closures and an increased reliance on employees working from home, disruptions to or delays in ongoing laboratory experiments and operations, staffing shortages, travel limitations or mass transit disruptions, any of which could adversely impact our business operations or delay necessary interactions with local regulators, ethics committees and other important agencies and contractors.

We have taken temporary precautionary measures intended to help minimize the risk of the coronavirus to our employees, including temporarily permitting certain employees to work remotely, suspending all non-essential travel worldwide for our employees and discouraging employee attendance at industry events and in-person work-related meetings, which could negatively affect our business. We cannot presently predict the scope and severity of the planned and potential shutdowns or disruptions of businesses and government agencies, such as the Securities and Exchange Commission (SEC) or FDA.

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

If we fail to sufficiently manage and improve our technical hardware infrastructure, we may experience errors, delays and other performance problems.

We have experienced significant growth in the complexity of our data and the software tools that our hardware infrastructure supports. In addition, we need to properly manage and improve our technological hardware infrastructure in order to support changes in hardware and software parameters and the evolution of our tools. We have experienced, and may in the future experience, disruptions, outages, failures and other performance problems with our software tools or hardware infrastructure. These types of problems may be caused by a variety of factors, including infrastructure changes, human, mechanical, or software errors, viruses, security attacks, and fraud. In some instances, we may not be able to identify the cause or causes of these problems within an acceptable period of time or at all. If we do not accurately predict and identify our infrastructure requirements and failures, and timely enhance our infrastructure, our team may experience performance problems that may cause delays in our research and development programs, which could adversely affect our business, financial condition, results of operations, and prospects.

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

The commercial success of our drug candidates will depend upon their degree of market acceptance by physicians, patients, third-party payors, and others in the medical community. Even if any drug candidates we may develop receive marketing approval, they may nonetheless fail to gain sufficient market acceptance by physicians, patients, healthcare payors, and others in the medical community. The degree of market acceptance of any drug candidates we may develop, if approved for commercial sale, will depend on a number of factors, including:

•their efficacy and safety as demonstrated in pivotal clinical trials and published in peer-reviewed journals;
•their potential and perceived advantages compared to alternative treatments, including any similar generic treatments;
•the prevalence and severity of any side effects or adverse events;
•our ability to offer these products for sale at competitive prices;
•our ability to offer appropriate patient access programs, such as co-pay assistance;their convenience and ease of dosing and administration compared to alternative treatments;
•the clinical indications for which the drug candidate is approved by the FDA or comparable regulatory agencies;
•product labeling or product insert requirements of the FDA or other comparable foreign regulatory authorities, including any limitations, contraindications, or warnings;
•restrictions on how the product is distributed;
•the timing of market introduction of competitive products;
•publicity concerning these products or competing products and treatments;
•the strength of marketing and distribution support; and
•favorable third-party coverage and sufficient reimbursement.

Sales of medical products also depend on the willingness of physicians to prescribe the treatment, which is likely to be based on a determination by these physicians that the products are safe, therapeutically-effective, and cost-effective. In addition, the inclusion or exclusion of products from treatment guidelines established by various physician groups, as well as the viewpoints of influential physicians, can affect the willingness of other physicians to prescribe the treatment. We cannot predict whether physicians, physicians’ organizations, hospitals, other healthcare providers, government agencies, or private insurers will determine that any product we may develop is safe, therapeutically effective and cost-effective as compared with competing treatments. If any drug candidates we develop do not achieve an adequate level of acceptance, we may not generate significant product revenue, and we may not become profitable.

If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to sell and market any drug candidates we may develop, we may not be successful in commercializing those drug candidates, if and when they are approved.

We do not have a sales or marketing infrastructure and have little experience in the sale, marketing, or distribution of pharmaceutical products. To achieve commercial success for any approved product for which we retain sales and marketing responsibilities, we must either develop a sales and marketing organization, develop sales and marketing software solutions, or outsource these functions to third parties. In the future, we may choose to build a focused sales, marketing, and commercial support infrastructure to market and sell our drug candidates, if and when they are approved. We may also elect to enter into collaborations or strategic partnerships with third parties to engage in commercialization activities with respect to selected drug candidates, indications, or geographic territories, including territories outside the United States, although there is no guarantee we will be able to enter into these arrangements.

There are risks involved with both establishing our own commercial capabilities and entering into arrangements with third parties to perform these services. For example, recruiting and training a sales force or reimbursement specialists is expensive and time-consuming and could delay any product launch. If the commercial launch of a drug candidate for which we recruit a sales force and establish marketing and other commercialization capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition commercialization personnel. Factors that may inhibit our efforts to commercialize any approved product on our own include:

•the inability to recruit and retain adequate numbers of effective sales, marketing, reimbursement, customer service, medical affairs, and other support personnel;
•the inability of sales personnel or software tools to obtain access to physicians or persuade adequate numbers of physicians to prescribe any future approved products;
•the inability of reimbursement professionals to negotiate arrangements for formulary access, reimbursement, and other acceptance by payors;
•the inability to price products at a sufficient price point to enable an adequate and attractive level of profitability;
•restricted or closed distribution channels that make it difficult to distribute our products to segments of the patient population;
•the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and
•unforeseen costs and expenses associated with creating an independent commercialization organization.

If we enter into arrangements with third parties to perform sales, marketing, commercial support, and distribution services, our product revenue or the profitability of product revenue may be lower than if we were to market and sell any products we may develop internally. In addition, we may not be successful in entering into arrangements with third parties to commercialize our drug candidates, or we may be unable to do so on terms that are favorable to us or them. We may have little control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our products effectively, or they may expose us to legal and regulatory risk by not adhering to regulatory requirements and restrictions governing the sale and promotion of prescription drug products, including those restricting off-label promotion. If we do not establish commercialization capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing any future approved drug candidates.

If we are unable to adequately source clinical and commercial supplies and services from third party vendors as our drug development pipeline increases and matures, it may adversely impact our ability to operate.

We currently utilize, and expect to continue to utilize, third parties to, among other things, manufacture raw materials, components, parts, and consumables, and to perform quality testing, including testing of materials for our platform. Particular risks to our platform include reliance on third-party equipment and instrument suppliers and consumable and reagent suppliers. As we increase development of drug products and commence clinical testing and commercialization, we will require expanded capacity across our supply chain. In addition, we may face heightened competition for necessary materials and services if the field of technology-enabled drug discovery continues to expand.

Our use of service providers and suppliers exposes us to risks, including, but not limited to:

•the inability of suppliers and service providers to grow their capacity to meet demand, whether from us or other drug manufacturers;
•termination or non-renewal of supply and service agreements with third parties in a manner or at a time that is costly or damaging to us;
•disruptions to the operations of these suppliers and service providers caused by conditions unrelated to our business or operations, including the bankruptcy of the supplier or service provider or force majeure events, such as the COVID-19 pandemic; and
•inspections of third-party facilities by regulatory authorities that could have a negative outcome and result in delays in, or termination of, their ability to meet our requirements.

The failure of third-party suppliers to fulfill our requirements for materials and services could adversely affect our ability to continue to operate our drug discovery platform and generate new insights that lead to successful drug candidates.

We are subject to regulatory and operational risks associated with the physical and digital infrastructure at both our internal facilities and those of our external service providers.

Our facilities in Salt Lake City, Utah have not been reviewed or pre-approved by any regulatory agency, nor have the facilities been inspected by any federal regulatory agency such as the FDA. An inspection by the FDA could disrupt our ability to generate data and develop drug candidates. Our laboratory facilities are designed to incorporate a significant level of automation of equipment, with integration of several digital systems to improve efficiency of research operations. We have attempted to achieve a high level of digitization for a research operation relative to industry standards. While this is meant to improve operational efficiency, this may pose additional risk of equipment malfunction and even overall system failure or shutdown due to internal or external factors including, but not limited to, design issues, system compatibility, or potential cybersecurity breaches. This may lead to delay in potential drug candidate identification or a shutdown of our facility. Any disruption in our data generation capabilities could cause delays in advancing new drug candidates into our pipeline, advancing existing programs, or enhancing the capabilities of our platform, including expanding our data, the occurrence of which could have a material adverse effect on our business, financial condition, results of operations, and prospects.

In the future, we may manufacture drug substances or products at our facilities for preclinical and clinical use, and we may face risks arising from our limited prior manufacturing capability and experience.

We do not currently have the infrastructure or capability internally to manufacture drug substances or products for preclinical, clinical, or commercial use. If, in the future, we decide to produce drug substances or products for preclinical and clinical use, the costs of developing suitable facilities and infrastructure and implementing appropriate manufacturing processes may be greater than expected. We may also have difficulty implementing the full operational state of the facility, causing delays to preclinical or clinical supply or the need to rely on third-party service providers, resulting in unplanned expenses.

As we expand our development and commercial capacity, we may establish manufacturing capabilities inside the Salt Lake City area or in other locations or geographies, which may lead to regulatory delays or prove costly. If we fail to select the correct location, complete construction in an efficient manner, recruit the appropriate personnel, and generally manage our growth effectively, the development and production of our investigational medicines could be delayed or curtailed.

Recursion, or the third parties upon whom we depend, may be adversely affected by natural disasters, and our business continuity and disaster recovery plans may not be adequate.

Our current operations are located in Salt Lake City, Utah and Milpitas, California. Any unplanned event, such as flood, fire, explosion, earthquake, extreme weather condition, medical epidemics, including any potential effects from the current global spread of COVID-19, power shortages, telecommunications failure, or other natural or man-

made accidents or incidents that result in us being unable to fully utilize our facilities, or the manufacturing facilities of our third-party contract manufacturers, may have a material and adverse effect on our ability to operate our business and have significant negative consequences on our financial and operating conditions. Loss of access to these facilities may result in increased costs, delays in the development of our drug candidates, and interruption of our business operations. Natural disasters or pandemics, such as the COVID-19 outbreak, could further disrupt our operations and have a material and adverse effect on our business, financial condition, results of operations, and prospects. For example, we have instituted a temporary work from home policy for non-essential office personnel and it is possible that this could have a negative impact on the execution of our business plans and operations, especially because we rely on validating some of the drug discovery biology in our wet lab. Furthermore, our wet lab houses the robots used to produce our dataset that builds the Recursion Data Universe, which is a key means by which we conduct drug candidate discovery. If a natural disaster, power outage, or other event occurred that prevented us from using all or a significant portion of our headquarters or the datacenter where we collocate our graphics processing unit cluster; or damaged critical infrastructure or our robots, such as our research facilities or the manufacturing facilities of our third-party contract manufacturers; or otherwise disrupted operations, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans we have in place may prove inadequate in the event of a serious disaster or similar event.

Furthermore, we do not have a disaster recovery and business continuity plan for systems related to chemistry. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which could have a material adverse effect on our business. As part of our risk management policy, we maintain insurance coverage at levels that we believe are appropriate for our business. However, in the event of an accident or incident at these facilities, the amounts of insurance may not be sufficient to satisfy all damages and losses. If our facilities or the manufacturing facilities of our third-party contract manufacturers are unable to operate because of an accident or incident or for any other reason, even for a short period of time, any or all of our research and development programs may be harmed. Any business interruption may have a material and adverse effect on our business, financial condition, results of operations and prospects.

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

If we fail to comply with environmental, health and safety, or other laws and regulations, we could become subject to fines, penalties, or personal injury or property damages.

We are subject to numerous environmental, health and safety, and other laws and regulations, including those governing laboratory procedures and the handling, use, storage, treatment, and disposal of hazardous materials and wastes. Our operations involve the use of hazardous and flammable materials, including chemicals and biological and radioactive materials. Our operations also produce hazardous waste products. We generally contract with third parties for the disposal of these materials and wastes. We cannot eliminate the risk of contamination or injury from these materials. In the event of contamination or injury resulting from our use of hazardous materials, we could be held liable for significant damages for harm to persons or property, as well as civil or criminal fines and penalties. Although we maintain workers’ compensation insurance to cover costs and expenses arising from injuries to our employees resulting from the use of hazardous materials, this insurance may not provide adequate coverage against potential liabilities.

Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.

We have substantial federal net operating loss (NOL) carryforwards. Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” its ability to use pre-change NOL carryforwards and certain other pre-change tax attributes (such as research tax credits) to offset its post-change income could be subject to an annual limitation. An “ownership change” is generally defined as a greater than 50%

change by value in the ownership of the corporation’s equity over a three-year period. Such annual limitation could result in the expiration of a portion of our NOL carryforwards before utilization. If not utilized, the carryforwards will begin to expire in 2036. We may have experienced some ownership changes in the past and we may experience some ownership changes in the future as a result of subsequent shifts in our stock ownership; however, to date we have not determined whether an ownership change for the purposes of Section 382 of the Internal Revenue Code has occurred. Future legislative or regulatory changes could also negatively impact our ability to utilize our NOL carryforwards or other tax attributes. Similar provisions of state tax law may also suspend or otherwise limit the ability to use NOLs and accumulated state tax attributes. As a result, we may be unable to use all or a material portion of our NOL carryforwards and other tax attributes for federal and state tax purposes, which could result in increased tax liability and adversely affect our future cash flows.

If our estimates or judgments relating to our critical accounting policies prove to be incorrect, or financial reporting standards or interpretations change, our results of operations could be adversely affected.

The preparation of financial statements in conformity with generally accepted accounting principles in the United States (U.S. GAAP) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience, known trends and events, and various other factors that we believe to be reasonable under the circumstances, as provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Use of Estimates.” The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our consolidated financial statements include stock-based compensation and valuation of our equity investments in early-stage biotechnology companies. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions.

Additionally, we regularly monitor our compliance with applicable financial reporting standards and review new pronouncements and drafts thereof that are relevant to us. As a result of new standards, changes to existing standards, or changes in their interpretation, we might be required to change our accounting policies, alter our operational policies, and implement new or enhanced systems so that they reflect new or amended financial reporting standards, or we may be required to restate our published financial statements, which may have an adverse effect on our financial position and reputation.

Risks Related to Our Reliance on Third Parties

Third parties that perform some of our research and preclinical testing or conduct our clinical trials may not perform satisfactorily or their agreements may be terminated.

We currently rely, and expect to continue to rely, on third parties to conduct some aspects of research and preclinical testing and clinical trials. The third parties include clinical research organizations, clinical data management organizations, medical institutions, and principal investigators. Any of these third parties may fail to fulfill their contractual obligations, including by not meeting deadlines for the completion of research, testing, or trials, or we or they may terminate their engagements with us. If any of our relationships with these third parties terminate, we may not be able to enter into arrangements with alternative third parties on commercially reasonable terms, or at all. If we need to enter into alternative arrangements, it could delay product development activities.

Our reliance on third parties for research and development activities reduces our control over these activities, but does not relieve us of our responsibilities. For example, we remain responsible for ensuring that each of our respective clinical trials is conducted in accordance with the general investigational plan and protocols for the trial, as well as applicable legal, regulatory, and scientific standards. We also are required to register ongoing clinical trials and post the results of completed clinical trials on a government-sponsored database within certain timeframes. In addition, the FDA and comparable foreign regulatory authorities require compliance with good clinical practices (GCP) guidelines for conducting, recording, and reporting the results of clinical trials to assure that data and reported results are credible, reproducible, and accurate, and that the rights, integrity, and confidentiality of trial participants are protected. Regulatory authorities enforce GCP compliance through periodic inspections of trial sponsors, principal investigators, and trial sites. If we or any of the third parties fail to comply with applicable GCP regulations, some or all of the clinical data generated in our clinical trials may be deemed unreliable, and the FDA or comparable foreign regulatory authorities may require us to perform additional nonclinical or clinical trials or to enroll additional patients before approving our marketing applications. In addition, if we or the third parties fail to comply with our stated protocols or applicable laws and regulations during the conduct of clinical trials, we could be subject to warning letters or enforcement actions by the FDA and comparable foreign regulatory authorities, which could result in civil penalties or criminal prosecution, as well as adverse publicity that harms our business.

We also will not be able to obtain, or may be delayed in obtaining, marketing approvals for any drug candidates we may develop if these third parties do not successfully carry out their contractual duties, meet expected deadlines, or conduct clinical trials in accordance with our stated protocols or regulatory requirements. As a result, we may be delayed or unable to successfully commercialize our medicines.

Third parties that manufacture our drug candidates for preclinical development and clinical testing, and that we expect to continue to do so for commercialization, may not provide sufficient quantities of our drug candidates or products at an acceptable cost, which could delay, impair, or prevent our development or commercialization efforts.

We do not currently own or operate any manufacturing facilities and have no manufacturing personnel, although we are in the process of securing a facility to establish production capabilities for preclinical animal studies and early human clinical trials. We rely, and expect to continue to rely, on third parties for drug supplies for our clinical trials, the manufacture of many of our drug candidates for preclinical development and clinical testing, as well as the commercial manufacture of our products if any of our drug candidates receive marketing approval. We may be unable to establish necessary agreements with third-party manufacturers or to do so on acceptable terms. This reliance on third parties increases the risk that we will not have sufficient quantities of our drug candidates or products, or have sufficient quantities at an acceptable cost or quality, which could delay, impair, or prevent our development or commercialization efforts.

In addition, the facilities used by our contract manufacturers to manufacture our drug candidates must be inspected by the FDA pursuant to pre-approval inspections that will be conducted after we submit our marketing applications to the FDA. We do not expect to control the manufacturing process of, and will be completely dependent on, our contract manufacturers for compliance with current good manufacturing practice guidelines (cGMP) in connection with the manufacture of our drug candidates in the near to intermediate term, or possibly the long term. If our contract manufacturers cannot maintain adequate quality control and qualified personnel to successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or others, they will not be able to pass regulatory inspections and/or maintain regulatory compliance for their manufacturing facilities.

If the FDA or a comparable foreign regulatory authority finds deficiencies with or does not approve these facilities for the manufacture of our drug candidates, or if it finds deficiencies or withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for, or market our drug candidates, if approved. There are a limited number of manufacturers that operate under cGMP regulations and that might be capable of manufacturing for us. Our drug candidates and any products that we may develop may compete with the drug candidates and approved products of other companies for access to manufacturing facilities or capacity, which may further restrict our ability to secure manufacturing sites.

Further, our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of drug candidates or products that may be approved, operating restrictions, and criminal prosecutions, any of which could significantly and adversely affect our business and supplies of our drug candidates.

Even if we are able to establish agreements with third-party manufacturers, reliance on third-party manufacturers entails additional risks, including:

•reliance on the third party for regulatory compliance and quality assurance;

•the possible breach of the manufacturing agreement by the third party;
•the possible misappropriation of our proprietary information, including our trade secrets and know-how; and
•the possible termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us.

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

Third parties that supply certain equipment and the active pharmaceutical ingredients used in our drug candidates are our only sources of supply, and the loss of any of these suppliers could significantly harm our business.

Certain of our specialized equipment, as well as the API used in our drug candidates, are supplied to us from single-source suppliers. Our ability to successfully develop our drug candidates, and to ultimately supply our commercial products in quantities sufficient to meet the market demand, depends in part on our ability to obtain equipment and the API for these products in accordance with regulatory requirements and in sufficient quantities for clinical testing and commercialization. We do not currently have arrangements in place for a redundant or second-source supply of any such equipment or ingredients in the event any of our current suppliers fails or is unable to meet our requirements for any reason.

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

For all of our drug candidates, we intend to identify and qualify additional vendors and manufacturers to provide equipment or API prior to our submission of an NDA to the FDA and/or an MAA to the EMA. Establishing additional or replacement suppliers for certain equipment and the API used in our drug candidates, if required, may not be accomplished quickly. If we are able to find a replacement supplier, such replacement supplier would need to be qualified and may require additional regulatory inspection or approval, which could result in further delay.

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

Our product development programs and the potential commercialization of our drug candidates will require substantial additional cash to fund expenses. For some of our drug candidates, we may decide to collaborate with additional pharmaceutical and biotechnology companies for the development and potential commercialization of those drug candidates. In the near term, the value of our company will depend in part on the number and quality of the collaborations that we create.

Potential collaborators may reject proposed collaborations for various reasons, including their assessment of our financial, regulatory, or intellectual property position. Whether we reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration, and the proposed collaborator’s evaluation of a number of factors. Those factors may include the design or results of clinical trials, the likelihood of approval by the FDA or similar regulatory authorities outside the United States, the potential market for the subject drug candidate, the costs and complexities of manufacturing and delivering such drug candidate to patients, the potential of competing products, the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge and industry and market conditions generally. The collaborator may also consider alternative drug candidates or technologies for similar indications that may be available to collaborate on and whether such a collaboration could be more attractive than the one with us for our drug candidate. The terms of any additional collaborations or other arrangements that we may establish may not be favorable to us.

Collaborative relationships with third parties could cause us to expend significant resources and incur substantial business risk with no assurance of financial return. Management of our relationships with collaborators will require:

•significant time and effort from our management team;
•coordination of our marketing and research and development programs with the marketing and research and development priorities of our collaborators; and
•effective allocation of our resources to multiple projects.

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

Risks Related to Our Intellectual Property

Our success significantly depends on our ability to obtain patents of adequate scope covering our proprietary technology and products.
We currently directly hold various issued patents and patent applications, or have exclusive license or option rights to issued patents and patent applications, in each case in the U.S. as well as other countries that protect our products, product candidates, and platform technologies. We anticipate filing additional patent applications both in the U.S. and elsewhere. Our commercial success will depend in significant part on our ability to obtain, maintain, protect, and enforce our patents and other intellectual property rights in the U.S. and other countries for our drug candidates and our core technologies important to the development and implementation of our business, including our phenomics platform, preclinical and clinical assets, and related know-how. The patent process is expensive, time consuming, and complex, and we may not be able to obtain patents on certain aspects of our technology and products in a timely fashion, at a reasonable cost, in all jurisdictions, or at all, and any potential patent coverage we obtain may not be sufficient to prevent substantial competition. Moreover, in some circumstances with respect to technology that we license from third parties, we do not have the right to control the preparation, filing, and prosecution of patent applications, or to maintain the patents.

The patent positions of pharmaceutical, biotechnology, and other life sciences companies can be highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. No consistent policy regarding the breadth of claims allowed in biotechnology patents has emerged to date in the U.S. and tests used for determining the patentability of patent claims in all technologies are in flux. The pharmaceutical, biotechnology, and other life sciences patent situation outside the U.S. can be even more uncertain.
The U.S. Patent and Trademark Office (USPTO) and patent offices in other jurisdictions have often required that patent applications concerning pharmaceutical and/or biotechnology-related inventions be limited or narrowed substantially to cover only the specific innovations exemplified in the patent application, thereby limiting the scope of protection against competitive challenges. Accordingly, even if we or our licensors are able to obtain patents, the patents might be substantially narrower than anticipated. Patents that may be issued to us may also be subjected to further governmental review that may ultimately result in the reduction of their scope of protection.

Other parties that have developed technologies that are related or competitive to our own may file or receive patents for inventions that overlap or conflict with those claimed in our own patent. Publications of discoveries in scientific literature often lag behind the actual discoveries, and patent applications in the U.S. and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot know with certainty whether we or our licensors were the first to make the inventions claimed in our owned or licensed patents or pending patent applications, or that we or our licensors were the first to file for patent protection of such inventions. We also may fail to identify patentable aspects of our technology and research and development output in time to obtain patent protection.

In addition, patents have a limited lifespan. In the United States, the natural expiration of a patent is generally 20 years after its first effective, non-provisional filing date. Given the amount of time required for the development, testing, and regulatory review of new drug candidates, patents protecting such candidates might expire before or shortly after the candidates are commercialized.

We currently do not own or in-license any issued patents with respect to certain of our programs, including our REC-3599 product candidate, our lead molecules for the treatment of C. difficile colitis (REC-163964, REC-164014, and REC-164067), our lead molecules for the treatment of neuroinflammation (REC-648455, REC-648597, and REC-648677), our lead molecules for the treatment of Batten disease (REC-648190, REC-259618, and REC-648647), or the lead molecules for the treatment of CMT2A (REC-64810, REC-648458, REC-1262, and

REC-150357), REC-64151 for the treatment of STK11-mutant immune checkpoint resistance in non-small cell lung cancer and MYC inhibitory molecules for the treatment of solid and hematological malignancies.

The issuance of a patent is not conclusive as to its inventorship, scope, validity, or enforceability, and our owned and licensed patents may be challenged in the patent offices and courts in the United States and abroad. Moreover, even if unchallenged, our owned patent portfolio and any patent portfolio we may license in the future may not provide us with any meaningful protection or prevent competitors from designing around our patent claims to circumvent our owned or licensed patents by developing similar or alternative technologies or products in a non-infringing manner. For example, a third party may develop a competitive product that provides benefits similar to one or more of our drug candidates, but that has a different composition that falls outside the scope of our patent protection.

If we fail to obtain and maintain adequate intellectual property protection covering any technology, invention, or improvement that is important to our business, or if the scope of the patent protection obtained is not sufficiently broad, we may not be able to prevent third parties from launching generic versions of our products, from using our proprietary technologies, or from marketing products that are very similar or identical to ours. This could have a material, adverse effect on our ability to successfully commercialize our technology and products, and on our business and results of operations.

Our pending patent applications and future patent applications may issue with a limited scope, if at all.

We have a number of patent applications covering our drug candidates pending before the USPTO, and prosecution has yet to commence for many of these. Patent prosecution is a lengthy process, during which the scope of the claims initially submitted for examination by the USPTO may be significantly narrowed by the time they issue, if at all. For example, we may be subject to a third-party submission of prior art to the USPTO challenging the priority of an invention claimed within one of our patents, which submissions may also be made prior to a patent’s issuance, precluding the granting of any of our pending patent applications. Further, inadvertent or intentional public disclosures of our inventions prior to the filing of a patent application have precluded, and in the future may preclude us from obtaining patent protection in certain jurisdictions. We may become involved in opposition, derivation, reexamination, inter parties review, post-grant review, or interference proceedings challenging our patent rights or the patent rights of others from whom we have obtained licenses to such rights. An adverse determination in any such submission or proceeding may result in loss of exclusivity or freedom to operate or in patent claims being narrowed, invalidated or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical technology and products, without payment to us, or could limit the duration of the patent protection covering our technology and drug candidates. Such challenges may also result in our inability to manufacture or commercialize our drug candidates without infringing third-party patent rights. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future drug candidates.

We also currently own a number of U.S. provisional patent applications. These provisional applications are not eligible to become issued patents until, among other things, we file a non-provisional patent application within 12 months of filing one or more of our related provisional patent applications. If we do not timely file any non-provisional patent applications, we may lose our priority dates with respect to our provisional patent applications and any patent protection on the inventions disclosed in our provisional patent applications.

We cannot provide any assurances that any of our pending patent applications will issue, or that any of our pending patent applications that mature into issued patents will include claims with a scope sufficient to protect our drug candidates from competition.

Obtaining and maintaining patent protection depends on compliance with various procedural, document submission, fee payment, and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

The USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment, and other similar provisions during the patent application and prosecution process. In addition, periodic maintenance fees, renewal fees, annuity fees, and other governmental fees on patents and/or patent applications often must be paid to the USPTO and foreign patent agencies over the lifetime of the patent and/or patent application. While an unintentional lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which non-compliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Non-compliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. If we fail to maintain the patents and patent applications covering our products or procedures, we may not be able to stop a competitor from marketing products that are the same as or similar to our drug candidates, which would have a material adverse effect on our business.

Our current proprietary position for certain drug candidates depends upon our owned or in-licensed patent filings covering components of such drug candidates, manufacturing-related methods, formulations, and/or methods of use, which may not adequately prevent a competitor or other third party from using the same drug candidate for the same or a different use.

Composition of matter patent protection is generally considered to be desirable for drug products because it provides protection without regard to any particular method of use or manufacturing, or formulation. For some of the molecules that we in-license from our collaboration partners, we cannot rely on composition of matter patent protection as the term on those patents has expired or is close to expiring.

Method of use patents protect the use of a product for the specified method and formulation patents cover formulations to deliver therapeutics. While we file applications covering method of use for our programs at appropriate times in the development process, we cannot be certain that claims in any future patents issuing from these applications will cover all commercially-relevant applications of molecules in competing uses. These types of patents do not prevent a competitor or other third party from developing, marketing, or commercializing a similar or identical product for an indication that is outside the scope of the patented method, or from developing a different formulation that is outside the scope of the patented formulation. Moreover, with respect to method of use patents, even if competitors or other third parties do not actively promote their product for our targeted indications or uses for which we may obtain patents, physicians may recommend that patients use these products off-label, or patients may do so themselves. Although off-label use may infringe or contribute to the infringement of method of use patents, the practice is common and this type of infringement is difficult to prevent or enforce. Additionally, some commercially-relevant jurisdictions do not allow for patents covering a new method of use of an otherwise-known molecule. Consequently, we may not be able to prevent third parties from practicing our inventions in the United States or abroad, which may have a material adverse effect on our business.

If we do not obtain patent term extension and data exclusivity for any drug candidates we may develop, our business may be materially harmed.

Depending upon the timing, duration, and specifics of any FDA marketing approval of any drug candidates we may develop, one or more of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Action of 1984, referred to as the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent extension term of up to five years as compensation for patent term lost during the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond 14 years from the date of product approval. Only one patent may be extended and only those claims covering the approved drug, a method for using it, or a method for manufacturing it may be extended. However, we may not be granted an extension because of, for example, failing to exercise due diligence during the testing phase or regulatory review process, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents, or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension or the term of any such extension is less than we request, our competitors may obtain approval of competing products following our patent expiration, and our business, financial condition, results of operations and prospects could be materially harmed.

We may need to license certain intellectual property from third parties, and such licenses may not be available or may not be available on commercially reasonable terms.

A third party may hold intellectual property, including patent rights, that are important or necessary to the development of our products. It may be necessary for us to use the patented or proprietary technology of third parties to commercialize our products, in which case we would be required to obtain a license from these third parties on commercially reasonable terms, or our business could be harmed, possibly materially. For example, when we explore repurposing molecules owned by our collaboration partners or other third parties, we in-license the rights to use those molecules for our use. If we were not able to obtain a license, or were not able to obtain a license on commercially reasonable terms or with sufficient breadth to cover the intended use of third-party intellectual property, our business could be materially harmed.

If the owners of patent rights that we license do not properly or successfully obtain, maintain, or enforce the patents underlying such licenses, our competitive position and business prospects may be harmed.

We are a party to license agreements that give us rights to third-party intellectual property that is necessary or useful for our business, and we expect to enter into additional license agreements to third-party intellectual property in the future. For example, we have obtained licenses from third parties to patent rights covering a number of our clinical drug candidates and licenses (implied or explicit) from certain other parties for technology used in our drug discovery efforts. Our success will depend in part on the ability of us or our licensors to obtain, maintain, and enforce patent protection for our licensed products. In some circumstances we do not have the right to control these activities, and we are subject to the risk that our licensors may not successfully prosecute the patent applications we license. Even if patents issue in respect of these patent applications, our licensors may fail to maintain these patents, may determine not to pursue litigation against other companies infringing these patents, or may pursue such litigation less aggressively than we would. Where we have the right to seek patents for our licensed products, we may require the cooperation of our licensors and collaborators to enforce any licensed patent rights, and such cooperation may not be provided. Therefore, these patents and applications may not be prosecuted and enforced in a manner consistent with the best interests of our business. Without protection for the intellectual property we license, other companies might be able to offer substantially identical products for sale, which could adversely affect our competitive business position and harm our business prospects.

Changes to the patent law in the United States and other jurisdictions could diminish the value of patents in general and impact the validity, scope, or enforceability of our patent rights.

Changes in patent laws and regulations, developments in patent case law, and resulting uncertainties may affect our ability to obtain, enforce, and defend our patent rights to protect our technology and products, and increase the associated costs. Recent patent reform legislation in the United States and other countries could increase those impacts, uncertainties, and costs.

For example, the Leahy-Smith America Invents Act (the America Invents Act), signed into law in 2011, made a number of significant changes to U.S. patent law. These included transitioning the United States from a “first to invent” to a “first inventor to file” system. The legislation also created processes, such as inter parties review and other post-grant review processes, that permit third parties to challenge the validity of granted patents in USPTO proceedings, in which there is a lower evidentiary standard to invalidate a patent claim compared to that in the U.S. federal courts. The USPTO continues to issue new regulations and procedures under the America Invents Act and the courts have yet to address many of the substantive provisions. Accordingly, it is not clear what, if any, impact the America Invents Act and its implementation will ultimately have on our ability to obtain patents based on our discoveries and to enforce or defend our issued patents.

In addition, the U.S. Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. Additionally, there have been recent proposals for further changes to the patent laws of the United States and other countries that, if adopted, could impact our ability to obtain patent protection for, and enforce our rights in, our proprietary technology.

Depending on future actions by the U.S. Congress, the U.S. courts, the USPTO, and the relevant law-making bodies in other countries, the laws and regulations governing patents could change in unpredictable ways that could weaken our ability to obtain new patents or to enforce any patents that we currently hold or obtain in the future. If we fail to obtain and maintain adequate intellectual property protection, we may not be able to prevent third parties from using our proprietary technologies or from marketing products that are very similar or identical to ours, which could have a material adverse effect on our business and financial condition.

We may not be able to effectively prosecute and enforce our intellectual property rights throughout the world.

Patent protection must be sought on a country-by-country basis, which is an expensive and time-consuming process with uncertain outcomes. The requirements for patentability may differ in certain countries, particularly in developing countries.

Filing, prosecuting, and defending patents on our drug candidates in all countries throughout the world would be prohibitively expensive. Accordingly, we may choose not to seek, and therefore will not have the benefit of, patent protection in certain countries. Additionally, the patent laws of some foreign countries, including some jurisdictions of significant commercial interest, do not afford intellectual property protection to the same extent as the laws of the United States, particularly with regard to software technologies and methods of treatment involving existing drugs. The legal systems of some countries, particularly developing countries, do not favor the enforcement of patents and other intellectual property rights. This could make it difficult for us to stop the infringement of our patents, if obtained, or the misappropriation of our other intellectual property rights. For example, many foreign countries have compulsory licensing laws under which a patent owner must grant licenses to third parties and/or which limit the enforceability of patents against third parties, including government agencies or government contractors. Consequently, we and our licensors may have limited remedies in those foreign countries if patents are infringed or if we or our licensors are compelled to grant a license to a third party, which could materially diminish the value of those patents and could limit our potential revenue opportunities. In addition, competitors may use our technologies to develop their own products that compete with ours in jurisdictions where we have not obtained patent protection, or in territories where we have patent protection but our ability to enforce our patents to stop infringing activities is inadequate.

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

The degree of future protection afforded by our intellectual property rights, and particularly those arising from patents, is uncertain because these rights have limitations and may not adequately protect our business or permit us to maintain our competitive advantage. Examples where our intellectual property rights may not further our competitive advantage include, but are not limited to, the following:

•others may be able to make products that are similar to our drug candidates or utilize similar technology but that are not covered by the claims of the patents that we license or own;
•others may be able to duplicate or utilize similar technology in a manner that infringes our patents but is undetectable or done in a jurisdiction where we have not secured, or cannot secure or enforce, patent rights;
•we, or our licensors or collaborators, might not have been the first to make the inventions covered by the pending patent application or issued patent that we own or license;

•we, or our licensors or collaborators, might not have been the first to file patent applications covering our or their inventions;
•others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our owned or licensed intellectual property rights;
•our present and future pending patent applications (whether owned or licensed) do not result in issued patents;
•issued patents that we hold rights to may be held invalid or unenforceable, including as a result of legal challenges by our competitors or other third parties;
•our competitors or other third parties might conduct research and development activities in countries where we do not have patent rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets;
•we may not develop additional proprietary technologies that are patentable;
•the patents of others may harm our business; and
•we may choose not to file a patent in order to maintain certain trade secrets or know-how, and a third party may subsequently file a patent covering such intellectual property.

Should any of these events occur, they could have a material adverse effect on our business and results of operations.

If we are unable to protect the confidentiality of our trade secrets and know-how, our business and competitive position may be harmed.

In addition to the protection afforded by patents, we rely on trade secret protection and contractual arrangements to protect proprietary know-how, information, and technology that is not covered by our patents. With respect to curating our data and our library of small molecules generally, we consider trade secrets and know-how to be our primary intellectual property. We seek to protect our proprietary technology and processes, in part, by entering into confidentiality agreements with our collaborators, scientific advisors, employees, and consultants. Our agreements with our employees and consultants also require them to acknowledge ownership by us of inventions they may conceive as a result of their work for us and to perfect such ownership by assignment. However, we may not be able to prevent the unauthorized disclosure or use of our trade secrets or other confidential information through these agreements or other preventative measures. In addition, third parties, including our competitors, could independently develop and lawfully use the same or substantially equivalent trade secrets and know-how.

Unpatented proprietary rights, including trade secrets and know-how, can be difficult to protect and may lose their value if their secrecy is lost or they are independently developed by a third party. Any loss of trade secret protection or other unpatented proprietary rights could harm our business, results of operations, and financial condition.

We may be subject to claims that we or our employees have wrongfully used or disclosed alleged trade secrets of third parties or are in breach of their non-competition or non-solicitation agreements with third parties.

We take efforts intended to ensure that our employees and consultants do not use the intellectual property, proprietary information, know-how, or trade secrets of others in their work for us, or breach any applicable non-competition or non-solicitation agreement. However, we may in the future be subject to claims that we or these individuals have, inadvertently or otherwise, used or disclosed the alleged trade secrets or other proprietary information of a third party, including a former employer or competitor, or that we caused an employee or contractor to breach the terms of their non-competition or non-solicitation agreement with a third party. In addition, while it is our policy to require our employees and contractors who may be involved in the conception or development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in obtaining such agreements or an assignment of rights to us.

Litigation may be necessary to defend against or enforce these claims, which may be costly, a distraction to management, and of uncertain outcome. If we are found liable for disclosure or misuse of a third party’s proprietary information, or are unable to secure rights to intellectual property developed by an employee or contractor, in addition to requiring us to pay damages, a court could prohibit us from using technologies or features that may be essential to our drug candidates that incorporate or are derived from such proprietary information, in addition to awarding damages. Moreover, any such litigation could also adversely affect our ability to hire or retain employees or contractors. If we are unable to establish our rights to valuable intellectual property or retain key personnel, it may prevent us from successfully commercializing our drug candidates and have an adverse effect on our business, financial condition, and results of operation.

Litigation to defend against third party claims that we are infringing their intellectual property rights, or to enforce our intellectual property rights, presents numerous risks.

The biotechnology and pharmaceutical industries are characterized by extensive and frequent litigation regarding patents and other intellectual property rights. Intellectual property litigation or other legal proceedings, with or without merit, is generally expensive and time consuming, potentially distracting to technical and management personnel, and subject to uncertain outcomes. We may not have sufficient financial or other resources to adequately conduct such litigation or proceedings. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources and more mature and developed intellectual property portfolios.

Our commercial success depends upon our ability, and that of our collaborators, to develop, manufacture, market, and sell our drug candidates, and to use our proprietary technologies, without infringing, misappropriating, or otherwise violating the intellectual property or proprietary rights of third parties. Given the vast and continually increasing number of patents in our field of technology, we cannot be certain that we do not infringe existing patents or that we will not infringe patents granted in the future. We may in the future become party to, or threatened with, litigation or adversarial proceedings, including interference proceedings before the USPTO, initiated by our competitors or other third parties alleging that our products or technologies are covered by their patents.

Many companies have obtained patents or filed patent applications in areas important to our business, including artificial intelligence and deep learning, technology-aided drug discovery, CRISPR, high-throughput screening, and combinations of any or all of these fields. For example, we sublicense CRISPR-Cas9 gene editing technology from a licensed vendor, which provides critical tools upon which portions of our drug discovery process relies. CRISPR-Cas9 gene editing is a field that is highly active for patent filings and there are ongoing disputes between third parties, which we are not party to, regarding the ownership of and licensing rights related to the technology. The extensive patent filings related to CRISPR and Cas make it difficult for us to assess the full extent of relevant patents and pending applications that may cover this technology, and there may be third-party patents, or pending patent applications with claims that may issue in the future, covering our use of CRISPR-Cas9.

If a patent holder believes our product or drug candidate infringes on its patent, they may sue us even if we have received patent protection for our technology. Moreover, we may face patent infringement claims from non-practicing entities that have no relevant product revenue and against whom our owned or licensed patent portfolio has no deterrent effect. There is a presumption of validity for patents in U.S. federal courts that can only be overcome by clear and convincing evidence, which is a high burden. We may also face claims based on the theft or unauthorized use or disclosure of third-party trade secrets and other confidential business information.

If we or our collaborators are found to infringe a third party’s patent or other intellectual property rights, it could result in significant damages and costs. In addition, we could be required to obtain a license from such third party to continue developing and marketing our drug candidates and technology, which may not be available on commercially reasonable terms or at all, or to cease developing and commercializing the infringing technology or drug candidates. If we are prevented from commercializing our drug candidates or forced to cease some of our business operations, it could materially harm our reputation and have a significant adverse impact on our business and results of operations.

Alternatively, we may initiate litigation, or file counterclaims, to protect or enforce our patents and other intellectual property rights if we believe competitors or other third parties have infringed, misappropriated, or otherwise violated our rights. Our ability to enforce our intellectual property rights is subject to litigation risks, including that the opposing party may seek counterclaims against us, as well as uncertainty as to the protection and enforceability of those rights in some countries. If we seek to enforce our intellectual property rights, we may be subject to findings that our patents should be interpreted narrowly and do not cover the technology at issue, or that they are invalid or unenforceable. If we are unable to enforce and protect our intellectual property rights, or if they are circumvented, invalidated, or rendered obsolete by the rapid pace of technological change, it could have an adverse impact on our competitive position, business, and financial position. Competing products may also be sold in other countries in which our patent coverage might not exist or be as strong.

If we fail to comply with our obligations in the agreements under which we collaborate with or license intellectual property rights from third parties, or otherwise experience disruptions to our business relationships with our collaborators or licensors, we could lose rights that are important to our business.

We license certain intellectual property that is important to our business, and in the future we may enter into additional agreements that provide us with licenses to valuable intellectual property or technology. Our current license agreements impose, and we expect our future license agreements will impose, various development, diligence, commercialization, and other obligations on us in order to maintain the licenses. In spite of our efforts, a licensor might conclude that we have materially breached our obligations under a license agreement and seek to terminate the agreement, thereby removing or limiting our ability to develop and commercialize products and technology covered by the agreement. If these in-licenses are terminated, or if the underlying patent rights licensed thereunder fail to provide the intended exclusivity, competitors or other third parties would have the freedom to seek regulatory approval of, and to market, products identical to ours and we may be required to cease our development and commercialization of certain of our drug candidates. Any of the foregoing could have a material adverse effect on our competitive position, business, financial conditions, results of operations, and prospects.

Moreover, disputes may arise regarding intellectual property subject to a licensing agreement, including:

•the scope of rights granted under the license agreement and other interpretation-related issues;
•the extent to which our technology and processes infringe on intellectual property of the licensor that is not subject to the licensing agreement;
•the sublicensing of patent and other rights under our collaborative development relationships;
•our diligence obligations under the license agreement and what activities satisfy those diligence obligations;
•the inventorship and ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and us and our partners; and
•the priority of invention of patented technology.

The agreements under which we license intellectual property or technology from third parties may be complex, and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology, or increase what we believe to be our financial or other obligations under the relevant agreement, either of which could have a material adverse effect on our business, financial condition, results of operations, and prospects. Moreover, if disputes over intellectual property that we have licensed prevent or impair our ability to maintain our licensing arrangements on commercially acceptable terms, we may be unable to successfully develop and commercialize the affected drug candidates, which could have a material adverse effect on our business, financial conditions, results of operations, and prospects.

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

Some of our intellectual property has been, and in the future may be, discovered through government-funded programs and thus may be subject to federal regulations such as “march-in” rights, certain reporting requirements, and a preference for U.S.-based companies, and compliance with such regulations may limit our exclusive rights and our ability to contract with non-U.S. manufacturers.

Our intellectual property rights may be subject to a reservation of rights by one or more third parties. For example, certain intellectual property rights that we have licensed, or may in the future license, have been generated through the use of U.S. government funding. As a result, the U.S. government may have certain rights to intellectual property embodied in our current or future processes and related products and services pursuant to the Bayh-Dole

Act of 1980 (the Bayh-Dole Act). These U.S. government rights include a non-exclusive, non-transferable, irrevocable worldwide license to use inventions for any governmental purpose. In addition, the U.S. government has the right, under certain limited circumstances, to require the licensor to grant exclusive, partially exclusive, or non-exclusive licenses to any of these inventions to a third party if it determines that (1) adequate steps have not been taken to commercialize the invention and achieve practical application of the government-funded technology, (2) government action is necessary to meet public health or safety needs, (3) government action is necessary to meet requirements for public use under federal regulations or (4) we fail to meet requirements of federal regulations (also referred to as “march-in rights”).

The U.S. government also has the right to take title to these inventions if we or our licensors fail to disclose the invention to the government or fail to file an application to register the intellectual property within specified time limits. These rights may permit the government to disclose our confidential information to third parties. In addition, our rights in such inventions may be subject to requirements to manufacture products embodying such inventions in the United States. Intellectual property generated under a government-funded program is also subject to certain reporting requirements, compliance with which may require us to expend substantial resources.
Any exercise by the government of such rights could have a material adverse effect on our competitive position, business, results of operations and financial condition.

If our trademarks and trade names are not adequately protected, then we may not be able to build name recognition in our markets of interest and our business may be adversely affected.

Our registered or unregistered trademarks or trade names may be challenged, infringed, circumvented, declared generic, or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition among potential collaborators or customers in our markets of interest. At times, competitors may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. Over the long term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively and our business may be adversely affected. We may license our trademarks and trade names to third parties, such as distributors. Though these license agreements may provide guidelines for how our trademarks and trade names may be used, a breach of these agreements or misuse of our trademarks and trade names by our licensees may jeopardize our rights in or diminish the goodwill associated with our trademarks and trade names. Our efforts to enforce or protect our proprietary rights related to trademarks, trade names, trade secrets, know-how, domain names, copyrights, or other intellectual property may be ineffective and could result in substantial costs and diversion of resources and could adversely affect our business, financial condition, results of operations and prospects.

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

•restrictions on the marketing or manufacturing of the product, withdrawal of the product from the market, or voluntary or mandatory product recalls;
•clinical trial holds;
•fines, warning letters or other regulatory enforcement action;
•refusal by the FDA to approve pending applications or supplements to approved applications filed by us;
•product seizure or detention, or refusal to permit the import or export of products; and
•injunctions or the imposition of civil or criminal penalties.

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

We may seek orphan drug designation for certain of our drug candidates, and we may be unsuccessful or unable to maintain the benefits associated with orphan drug designation, including the potential for market exclusivity.

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

We may submit marketing applications in countries other than the United States. Regulatory authorities in jurisdictions outside of the United States have requirements for approval of drug candidates with which we must comply prior to marketing in those jurisdictions. For example, our trials to date have consisted of small patient populations and some international regulatory filings may require larger patient populations or additional nonclinical studies or clinical trials.

Obtaining foreign regulatory approvals and compliance with foreign regulatory requirements could result in significant delays, difficulties, and costs for us and could delay or prevent the introduction of our products in certain countries. If we fail to comply with the regulatory requirements in international markets and/or fail to receive applicable marketing approvals, our target market will be reduced and our ability to realize the full market potential of our drug candidates will be harmed.

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

If we expand our operations outside the United States, we will be exposed to various risks related to the global regulatory environment.

If we expand our operations outside of the United States, we must dedicate additional resources to comply with numerous laws and regulations in each jurisdiction in which we plan to operate. The Foreign Corrupt Practices Act (FCPA) prohibits any U.S. individual or business from paying, offering, authorizing payment, or offering anything of value, directly or indirectly, to any foreign official, political party, or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the United States to comply with certain accounting provisions requiring the company to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations.

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

The failure to comply with laws governing international business practices may result in substantial civil and criminal penalties and suspension or debarment from government contracting. The SEC also may suspend or bar issuers from trading securities on U.S. exchanges for violations of the FCPA’s accounting provisions.

We are subject to certain U.S. and foreign anti-corruption, anti-money laundering, export control, sanctions, and other trade laws and regulations. We can face serious consequences for violations.

Among other matters, U.S. and foreign anti-corruption, anti-money laundering, export control, sanctions, and other trade laws and regulations (collectively Trade Laws) prohibit companies and their employees, agents, clinical research organizations, legal counsel, accountants, consultants, contractors, and other partners from authorizing, promising, offering, providing, soliciting, or receiving directly or indirectly, corrupt or improper payments or anything else of value to or from recipients in the public or private sector. Violations of Trade Laws can result in substantial criminal fines and civil penalties, imprisonment, the loss of trade privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm, and other consequences. We have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities, and other organizations. We also expect our non-U.S. activities to increase in time. We plan to engage third parties for clinical trials and/or to obtain necessary permits, licenses, patent registrations, and other regulatory approvals and we can be held liable for the corrupt or other illegal activities of our personnel, agents, or partners, even if we do not explicitly authorize or have prior knowledge of such activities.

We may seek priority review designation for one or more of our other drug candidates, but we might not receive such designation, and even if we do, such designation may not lead to a faster regulatory review or approval process.

If the FDA determines that a drug candidate offers a treatment for a serious condition and, if approved, the product would provide a significant improvement in safety or effectiveness, the FDA may designate the drug candidate for priority review. A priority review designation means that the goal for the FDA to review an application is six months, rather than the standard review period of 10 months. We may request priority review for our drug candidates from time to time. The FDA has broad discretion with respect to whether or not to grant priority review status to a drug candidate, so even if we believe a particular drug candidate is eligible for such designation or status, the FDA may decide not to grant it. Moreover, a priority review designation does not necessarily result in an expedited regulatory review or approval process or necessarily confer any advantage with respect to approval compared to conventional FDA procedures. Receiving priority review from the FDA does not guarantee approval within the six-month review cycle or at all.

Breakthrough therapy designation and fast track designation by the FDA, even if granted for any of our drug candidates, may not lead to a faster development, regulatory review, or approval process, and each designation does not increase the likelihood that any of our drug candidates will receive marketing approval in the United States.

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

We may seek fast track designation for some of our drug candidates from time to time. If a drug is intended for the treatment of a serious or life-threatening condition and the drug demonstrates the potential to address unmet medical needs for this condition, the drug sponsor may apply for fast track designation. The FDA has broad discretion whether or not to grant this designation, so even if we believe a particular drug candidate is eligible for this designation, we cannot assure you that the FDA would decide to grant it. Even if we do receive fast track designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may withdraw fast track designation if it believes that the designation is no longer supported by data from our clinical development program. Fast track designation alone does not guarantee qualification for the FDA’s priority review procedures.

The FDA, the EMA, and other regulatory authorities may implement additional regulations or restrictions on the development and commercialization of our drug candidates.

The FDA, the EMA, and regulatory authorities in other countries have each expressed interest in further regulating small molecule pharmaceuticals. Agencies at both the federal and state level in the United States, as well as U.S. Congressional committees and other governments or governing agencies, have also expressed interest in further regulating the small molecule pharmaceutical industry. Such action may delay or prevent commercialization of some or all of our drug candidates. Adverse developments in clinical trials of products conducted by others may cause the FDA or other oversight bodies to change the requirements for approval of any of our drug candidates. These regulatory review agencies and committees, and any new requirements or guidelines they promulgate, may lengthen the regulatory review process, require us to perform additional studies or trials, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of our drug candidates, or lead to significant post-approval limitations or restrictions. As we advance our drug candidates, we will be required to consult with these regulatory agencies and comply with applicable requirements and guidelines. If we fail to do so, we may be required to delay or discontinue development of such drug candidates. These additional processes may result in a review and approval process that is longer than we otherwise would have expected. Delays as a result of an increased or lengthier regulatory approval process, or further restrictions on the development of our drug candidates, can be costly and could negatively impact our ability to complete clinical trials and commercialize our current and future drug candidates in a timely manner, if at all.

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

There has been increasing legislative and enforcement interest in the U.S. with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs

We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our current or future drug candidates or additional pricing pressures.

Our revenue prospects could be affected by changes in healthcare spending and policy in the U.S. and abroad.

We operate in a highly regulated industry and new laws, regulations, or judicial decisions, or new interpretations of existing laws, regulations or decisions, related to healthcare availability, the method of delivery of, or payment for healthcare products and services could negatively impact our business and results of operations.

There have been, and likely will continue to be, legislative and regulatory proposals at the foreign, federal, and state levels directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. We cannot predict the initiatives that may be adopted in the future, including repeal, replacement, or significant revisions to the ACA. The continuing efforts of the government, insurance companies, managed care organizations, and other payors of healthcare services to contain or reduce costs of healthcare and/or impose price controls may adversely affect:

•the demand for our current or future drug candidates, if we obtain regulatory approval;
•our ability to set a price that we believe is fair for our products;
•our ability to obtain coverage and reimbursement approval for a product;
•our ability to generate revenue and achieve or maintain profitability;
•the level of taxes that we are required to pay; and
•the availability of capital.

Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors, which may adversely affect our business and results of operations.

Our relationships with healthcare providers, other customers, and third-party payors will be subject to applicable anti-kickback, fraud and abuse, and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, exclusion from government healthcare programs, contractual damages, reputational harm, and diminished profits and future earnings.

Although we do not currently have any products on the market, once we begin commercializing our drug candidates, we will be subject to additional healthcare statutory and regulatory requirements and enforcement by the federal government and the states and foreign governments in which we conduct our business. Healthcare providers, physicians and third-party payors play a primary role in the recommendation and prescription of any drug candidates for which we obtain marketing approval. Our future arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our drug candidates for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations include the following:

•the federal Anti-Kickback Statute prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under federal and state healthcare programs such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

•the federal civil and criminal false claims and civil monetary penalties laws, including the federal False Claims Act, or FCA, imposes criminal and civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government. In addition, the government may assert that a claim including items and services resulting from a violation of the federal Anti-Kickback Statute constitutes a false of fraudulent claim for purposes of the False Claims Act;

•the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services; similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

•the federal physician payment transparency provisions, sometimes referred to as the “Sunshine Act” under the Affordable Care Act, require manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program to report to the Department of Health and Human Services information related to transfers of value made to licensed physicians (currently defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests of such physicians and their immediate family members. Effective January 1, 2022, these reporting obligations will extend to include transfers of value made to certain non-physician providers such as physician assistants and nurse practitioners;

•HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 and its implementing regulations, imposes obligations on certain covered entity healthcare providers, health plans, and healthcare clearinghouses as well as their business associates that perform certain services involving the use or disclosure of individually identifiable health information, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information; and

•analogous state laws and regulations, such as state anti-kickback and false claims laws may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers. Some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report information related to payments to physicians and other health care providers or marketing expenditures. Further, many state laws governing the privacy and security of health information in certain circumstances, differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

Compliance with global privacy and data security requirements could result in additional costs and liabilities to us or inhibit our ability to collect and process data globally, and the failure to comply with such requirements could subject us to significant fines and penalties.

The regulatory framework for the collection, use, safeguarding, sharing, transfer, and other processing of information worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. Globally, virtually every jurisdiction in which we operate has established its own data security and privacy frameworks with which we must comply. For example, the collection, use, disclosure, transfer, or other processing of personal data regarding individuals in the European Union, including personal health data and employee data, is subject to the European Union General Data Protection Regulation (GDPR), which took effect across all member states of the European Economic Area, or EEA, in May 2018. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party processors. The GDPR informs our obligations with respect to any clinical trials conducted in the EEA by expanding the definition of personal data to include coded data and requiring changes to informed consent practices and more detailed notices for clinical trial subjects and investigators. In addition, the GDPR imposes strict rules on the transfer of personal data to countries outside the European Union, including the United States and, as a result, increases the scrutiny that such rules should apply to transfers of personal data from any clinical trial sites located in the EEA to the United States. The GDPR also permits data protection authorities to require destruction of improperly gathered or used personal information and/or impose substantial fines for violations of the GDPR, which can be up to four percent of global revenues or 20 million Euros, whichever is greater, and confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. In addition, the GDPR provides that European Union member states may make their own further laws and regulations limiting the processing of personal data, including genetic, biometric, or health data.

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

In the United States, a broad variety of laws and regulations relating to privacy and data security may be applicable to our activities. New laws also are being considered at both the state and federal levels, and state legislatures such as California have already passed and enacted privacy legislation. For example, the California Consumer Privacy Act (CCPA), which became effective on January 1, 2020, creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal data. The CCPA, among other things, requires covered companies to provide new disclosures to California consumers, and afford such consumers new abilities to opt out of certain sales of personal information, access and require deletion of their personal information, and receive detailed information about how their personal information is used. The

CCPA has been amended on multiple occasions and additional regulations of the California Attorney General came into effect on August 14, 2020. However, aspects of the CCPA and its interpretation remain unclear. The effects of the CCPA are significant and may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. Failure to comply with the CCPA may result in attorney general enforcement action and damage to our reputation. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Moreover, a ballot initiative from privacy rights advocates intended to augment and expand the CCPA called the California Privacy Rights Act (CPRA), was approved by California voters in the November 2020 election. The CPRA imposes additional obligations relating to consumer data on companies doing business in California beginning January 1, 2022, with implementing regulations expected on or before July 1, 2022, and enforcement beginning July 1, 2023. The CPRA significantly modifies the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply, as we may need to modify or augment our existing practices. The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA. New legislation proposed or enacted in a number of states impose, or have the potential to impose additional obligations on companies that collect, store, use, retain, disclose, transfer and otherwise process confidential, sensitive and personal information, and will continue to shape the data privacy environment nationally. State laws are changing rapidly and there is discussion in Congress of a new federal data protection and privacy law to which we would become subject if it is enacted. In addition, all 50 states have laws including obligations to provide notification of security breaches of computer databases that contain personal information to affected individuals, state officers and others.

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

We make public statements about our use and disclosure of personal information through our privacy policy, information provided on our website and press statements. Although we endeavor to comply with our public statements and documentation, we may at times fail to do so or be alleged to have failed to do so. We may be subject to potential government or legal action if such policies or statements are found to be deceptive, unfair or misrepresentative of our actual practices. In addition, from time to time, concerns may be expressed about whether our technology compromises the privacy of our customers and others. While we believe that we comply with industry standards and applicable laws and industry codes of conduct relating to privacy and data protection in all material respects, there is no assurance that we will not be subject to claims that we have violated applicable laws or codes of conduct, that we will be able to successfully defend against such claims or that we will not be subject to significant fines and penalties in the event of non-compliance. Additionally, to the extent multiple state-level laws are introduced with inconsistent or conflicting standards and there is no federal law to preempt such laws, compliance with such laws could be difficult to achieve and we could be subject to fines and penalties in the event of non-compliance. Furthermore, enforcement actions and investigations by regulatory authorities related to data security incidents and privacy violations continue to increase.

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

We are exposed to the risk of fraud or other misconduct by our employees, independent contractors, KOLs, CROs, consultants, and vendors. Misconduct by these parties could include intentional, reckless, and/or negligent conduct that causes us to fail to comply with FDA regulations or similar regulations of comparable foreign regulatory authorities, provide accurate information to the FDA or comparable foreign regulatory authorities, comply with manufacturing standards, comply with federal and state healthcare fraud and abuse laws and regulations and similar laws and regulations established and enforced by comparable foreign regulatory authorities, report financial information or data accurately, or disclose unauthorized activities to us. Employee misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. This could include violations of HIPAA, other U.S. federal and state law, and requirements of non-U.S. jurisdictions, including the European Union Data Protection Directive. We are also exposed to risks in connection with any insider trading violations by employees or others affiliated with us, including inadvertent violations such as a sale of pledged shares by a lender when the pledgor is in possession of material nonpublic information.

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

Risks Relating to Employee Matters and Managing Growth

Our future success depends on our ability to retain key executives and experienced scientists and to attract, retain, and motivate qualified personnel.

We are highly dependent on the research and development, clinical, and business development expertise of Christopher Gibson, our Chief Executive Officer; Tina Marriott Larson, our Chief Operating Officer and President; Michael Secora, our Chief Financial Officer; Shafique Virani, our Chief Corporate Development Officer; and Ramona Doyle, our Chief Medical Officer; as well as the other principal members of our management, scientific, technological, and clinical teams. Although we have entered into employment agreements with our executive officers, each of them may terminate their employment with us at any time or may not be able to perform the services we need in the future. We do not maintain “key person” insurance for any of our executives or other employees.

Recruiting and retaining qualified scientific, clinical, manufacturing, and sales and marketing personnel will also be critical to our success. For example, we rely on our employees to help operate and repair our robots, and on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategies.

The loss of the services of our executive officers or other key employees or consultants could impede our ability to successfully implement our business strategy. Furthermore, replacing executive officers and key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, gain regulatory approval of, and commercialize drug products. In addition, our consultants and advisors may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. We may also experience difficulties recruiting scientific and clinical personnel from universities and research institutions. If one or more of our clinical trials are unsuccessful, it may become more challenging to recruit and retain qualified scientific personnel. Given the competition among numerous pharmaceutical and biotechnology companies for similar personnel, we may be unable to hire, train, retain, and motivate key personnel on acceptable terms.

We are headquartered in Salt Lake City, Utah. Some of the employees we may want to hire in the future may reside in the greater San Francisco, New York, San Diego, or Boston metro areas and may not want to relocate to Salt Lake City. In addition, many of the other pharmaceutical companies that we compete against for qualified personnel have greater financial and other resources, different risk profiles, and a longer history in the industry than we do. They also may provide more diverse opportunities and better chances for career advancement.

If we are unable to continue to attract and retain highly qualified senior executives and personnel, the rate and success with which we can discover and develop drug candidates, our ability to pursue our growth strategy, and our business may be adversely impacted.

We expect to expand our development and regulatory capabilities and potentially implement sales, marketing, and distribution capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

We expect to experience significant growth in the number of employees and the scope of our operations, particularly in the areas of product development, regulatory affairs and, if any of our drug candidates receive marketing approval, in sales, marketing, and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational, and financial systems; expand our facilities; and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

Product liability lawsuits could cause us to incur substantial liabilities and could limit commercialization of any drug candidates that we may develop.

We face an inherent risk of product liability exposure related to the testing of drug candidates in human clinical trials, and we will face an even greater risk if we commercially sell any medicines that we may develop. If we cannot successfully defend ourselves against claims that our drug candidates or medicines caused injuries, we could incur substantial damages or settlement liability. Regardless of merit or eventual outcome, liability claims may also result in:

•decreased demand for any drug candidates or therapeutics that we may develop;
•injury to our reputation and significant negative media attention;
•withdrawal of clinical trial participants;
•significant costs to defend the litigation;
•substantial monetary awards to trial participants or patients;
•loss of revenue; and
•the inability to commercialize our drug candidates.

Although we maintain product liability insurance, including coverage for clinical trials that we sponsor, it may not be adequate to cover all liabilities that we may incur. We anticipate that we will need to increase our insurance coverage as we commence additional clinical trials and if we successfully commercialize any drug candidates. The market for insurance coverage can be challenging, and the costs of insurance coverage will increase as our clinical programs increase in size. We may not be able to maintain insurance coverage at a reasonable cost and with adequate limits to satisfy any and all liability that may arise.

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

Our Class A common stock offered in our initial public offering has one vote per share, and our Class B common stock has 10 votes per share. As of June 30, 2021, there were 158,958,024 shares of our Class A common stock and 9,467,883 shares of our Class B common stock outstanding. As of that date, Dr. Gibson and his affiliate held all of the issued and outstanding shares of our Class B common stock, representing approximately 37.3% of the voting power of our outstanding capital stock, which voting power may increase over time as Dr. Gibson exercises or vests in equity awards outstanding as of June 30, 2021. If all such equity awards held by Dr. Gibson had been exercised or vested and exchanged for shares of Class B common stock as of June 30, 2021, Dr. Gibson and his affiliate would hold 40.8% of the voting power of our outstanding capital stock.

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

Future transfers by the holders of Class B common stock will generally result in those shares automatically converting into shares of Class A common stock, subject to limited exceptions, such as certain transfers for estate planning. Transfers or exchanges of shares of Class B common stock may result in the issuance of additional shares of Class A common stock and such issuances will be dilutive to holders of our Class A common stock. In addition, each share of Class B common stock will convert automatically into one share of Class A common stock upon the earliest of (i) April 16, 2028, (ii) the date specified by written consent or agreement of the holders of 66 2⁄3% of our then outstanding shares of Class B common Stock, (iii) nine months after Dr. Gibson ceases to hold any positions as an officer or director of the Company, or(iv) nine months after the death or disability of Dr. Gibson. We refer to the date on which such final conversion of all outstanding shares of Class B common stock pursuant to the terms of amended and restated certificate of incorporation occurs as the Final Conversion Date.

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

As of June 30, 2021, our executive officers, directors, holders of 5% or more of our capital stock, and their respective affiliates, including Dr. Gibson and his affiliate, beneficially owned shares representing approximately 62.1% of our voting power. These stockholders, acting together, may be able to impact matters requiring stockholder approval, including the elections of directors; amendments of our organizational documents; and approval of any merger, sale of all or substantially all of our assets, or other major corporate transaction. This concentrated control may also have the effect of deterring, delaying, or preventing unsolicited acquisition proposals or offers for our capital stock that other stockholders may feel are in their best interest. The interests of this group of stockholders may not always coincide with each other’s interests or the interests of other stockholders, and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the market price for our common stock.

We are an “emerging growth company” as defined in the JOBS Act and eligible for exemptions from certain disclosure requirements, which could make our Class A common stock less attractive to investors.

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the JOBS Act). We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) in which we have total annual gross revenues of $1.07 billion or more, or (b) following the fifth anniversary of the date of the completion of our initial public offering; (2) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (3) the date on which we are deemed to be a large accelerated filer under SEC rules, which for Recursion cannot occur until the end of fiscal 2022 at the soonest.

For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies. These exemptions include:

•not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (Section 404);
•not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements;
•providing only two years of audited financial statements in addition to any required unaudited interim financial statements and a correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure;
•reduced disclosure obligations regarding executive compensation; and
•not being required to hold a nonbinding stockholder advisory vote on executive compensation or on approval of any golden parachute payments not previously approved.

In addition, the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised U.S. generally accepted accounting standards. This allows an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to use the extended transition period for new or revised accounting standards during the period in which we remain an emerging growth company; however, we may adopt certain new or revised accounting standards early.

We currently intend to take advantage of some, but not all, of the reduced regulatory and reporting requirements that will be available to us so long as we qualify as an “emerging growth company.” . We have taken advantage of reduced reporting burdens in this Quarterly Report on Form 10-Q. In particular, we have provided only two years of audited financial statements and have not included all of the executive compensation information that would be required if we were not an emerging growth company.

We have elected to avail In addition, our independent registered public accounting firm will not be required to provide an attestation report on the effectiveness of our internal control over financial reporting so long as we qualify as an “emerging growth company,” which may increase the risk that material weaknesses or significant deficiencies in our internal control over financial reporting go undetected. Likewise, we may elect not to provide you with certain information, including certain financial information and certain information regarding compensation of our executive officers, that we would otherwise have been required to provide in filings we make with the SEC, which may make it more difficult for investors and securities analysts to evaluate our company.

If some of our Class A common stockholders find our common stock less attractive because we may rely on these exemptions, there may be a less active trading market for our common stock, and our stock price may be more volatile and may decline.

The price of our Class A common stock may be volatile and fluctuate substantially, which could result in substantial losses for holders of our Class A common stock.

Our stock price is likely to be volatile. The stock market in general, and the market for biotechnology companies in particular, may also experience extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, holders of our Class A common stock may not be able to sell their Class A common stock at or above the price they originally paid for it. The market price for our Class A common stock may be influenced by many factors, including:

•the success of competitive products or technologies;
•results of clinical trials of our drug candidates or those of our competitors;
•regulatory or legal developments in the United States and other countries;
•developments or disputes concerning patent applications, issued patents, or other proprietary rights;
•the recruitment or departure of key personnel;
•the level of expenses related to any of our drug candidates or clinical development programs;
•the results of our efforts to discover, develop, acquire, or in-license additional drug candidates or products;
•actual or anticipated changes in estimates as to financial results, development timelines, or recommendations by securities analysts;
•variations in our financial results or those of companies that are perceived to be similar to us;
•changes in the structure of healthcare payment systems;
•market conditions in the pharmaceutical and biotechnology sectors;
•general economic, industry, and market conditions; and
•the other factors described in this “Risk Factors” section.

Sales of a substantial number of shares of our Class A common stock in the public market could cause our stock price to fall.

The market price of our Class A common stock could decline at any time as a result of sales of a large number of shares of our Class A common stock in the market or the perception that these sales may occur.

As of 30, 2021, we had 158,852,862 shares of our Class A common stock and 9,467,883 shares of our Class B common stock outstanding. Of these shares, the 27,878,787 shares of Class A common stock were sold in our initial public offering and may be resold in the public market immediately, unless such shares are purchased by our affiliates. The remaining 130,974,075 shares of Class A common stock, or 82.5% of our outstanding shares of Class A common stock, and all shares of our Class B common stock (and any shares of Class A common stock into which they are converted), are currently prohibited or otherwise restricted from being sold in the public market under applicable securities laws, market standoff agreements entered into by our stockholders with us, or lock-up agreements entered into by our stockholders with the underwriters. The lock-up agreements pertaining to our initial public offering are set to expire on October 13, 2021. The representatives of the underwriters in our initial public offering, however, may, in their sole discretion, permit our officers, directors, and other stockholders who are subject to these lock-up agreements to sell shares prior to the expiration of the lock-up agreements. After the lock-up agreements expire, based upon the number of shares of Class A common stock issued and issuable upon exchange of shares of Class B common stock, on an as-converted basis, outstanding as of April 30, 2021, up to an additional 140,441,958 shares of Class A common stock will be eligible for sale in the public market. Of the shares eligible for sale when the lock-up agreements expire, 44.0% are held by directors, executive officers, and other affiliates and will therefore be subject to certain limitations of Rule 144 under the Securities Act of 1933, as amended (the Securities Act). Approximately 926,250 shares of our Class B common stock that are beneficially owned by Christopher Gibson, Ph.D., our Chief Executive Officer and a member of our board of directors, are not subject to a lock-up agreement and have been pledged to secure his obligations under a line of credit with UBS Credit Corp. (UBS). If he defaults on his repayment obligations under the line of credit, UBS or any designee of UBS may exercise its rights to sell shares pledged to cover the amount due thereunder.

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

The sale of a significant number of shares under any of the above circumstances, or otherwise, in the public market at any time, or the perception that they may be sold, could have a material adverse effect on the market price of our Class A common stock.

We have increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives.

As a public company, and particularly after we are no longer an “emerging growth company,” we will incur significant legal, accounting, and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002 and rules subsequently implemented by the SEC and the Nasdaq Stock Market have imposed various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect that these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance.

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

Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that could depress the market prices of our Class A common stock by acting to discourage, delay or prevent a change in control of our company or changes in our management that the stockholders of our company may deem advantageous. These provisions, among other things:

•establish a classified board of directors so that not all members of our board are elected at one time;
•permit only the board of directors to establish the number of directors and fill vacancies on the board;
•authorize the issuance of “blank check” preferred stock that our board could use to implement a stockholder rights plan (also known as a “poison pill”);
•eliminate the ability of our stockholders to call special meetings of stockholders;
•prohibit stockholder action by written consent, which requires all stockholder actions to be taken at a meeting of our stockholders;
•prohibit cumulative voting;
•authorize our board of directors to amend the bylaws;

•establish advance notice requirements for nominations for election to our board or for proposing matters that can be acted upon by stockholders at annual stockholder meetings; and
•require a super-majority vote of stockholders to amend some provisions described above.

In addition, Section 203 of the General Corporation Law of the State of Delaware prohibits a publicly-held Delaware corporation from engaging in a business combination with an interested stockholder, generally a person which together with its affiliates owns, or within the last three years has owned, 15% of our voting stock, for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner.

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

From time to time, we may provide guidance in our quarterly earnings releases, or otherwise, regarding our future performance that represents our management’s estimates as of the date of release. This guidance, which would include forward-looking statements, would be based on projections prepared by our management. Neither our registered public accountants nor any other independent expert or outside party would compile or examine the projections. Accordingly, no such person would express any opinion or any other form of assurance with respect to the projections.

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

As a public company, we are obligated to develop and maintain proper and effective internal controls over financial reporting. Any failure to maintain the adequacy of these internal controls may adversely affect investor confidence in our company and, as a result, the value of our Class A common stock.

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

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. For example, the ongoing COVID-19 pandemic has caused significant volatility and uncertainty in U.S. and international markets. A severe or prolonged economic downturn could result in a variety of risks to our business, including weakened demand for our drug candidates and impaired ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers or result in supply disruption. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

Current and future litigation against us that may arise in the ordinary course of our business could be costly and time-consuming to defend.

We are periodically subject to claims that arise in the ordinary course of business, such as claims brought by our collaborators or suppliers in connection with commercial disputes, employment claims made by our current or former employees, or claims brought by third parties for failure to adequately protect their personal data. Third parties may in the future assert intellectual property rights to technologies that are important to our business and demand back royalties or demand that we license their technology. Litigation may result in substantial costs and may divert management’s attention and resources, which may seriously harm our business, overall financial condition, and operating results. Insurance may not cover such claims, may not be sufficient for one or more of such claims, and may not continue to be available on terms acceptable to us. A claim brought against us that is uninsured or underinsured could result in unanticipated costs and management distraction, negatively affecting our business, financial condition, and results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(a) Sales of Unregistered Securities

Stock Option Exercises
For the six months ended June 30, 2021, we issued 2,379,492 shares of our common stock to our employees, directors, advisors and consultants upon the exercise of stock options under our 2021 Equity Incentive Plan, 2016 Equity Incentive and Key Personnel Incentive Stock Plans for aggregate consideration of approximately $2.76 million. The shares of common stock issued upon the exercise of stock options were issued pursuant to written compensatory plans or arrangements with our employees, directors, advisors, and consultants, in reliance on the exemption provided by Rule 701 promulgated under the Securities Act, or pursuant to Section 4(a)(2) under the Securities Act, relative to transactions by an issuer not involving any public offering, to the extent an exemption from such registration was required. All recipients either received adequate information about our company or had access, through employment or other relationships, to such information.

Stock Option Grants
For the six months ended June 30, 2021, we issued to employees, directors, advisors and consultants, options to purchase an aggregate of 1,849,311 shares of our Class A common stock at a weighted-average exercise price of $4.44 per share in reliance on the exemption provided by Rule 701 promulgated under the Securities Act, or pursuant to Section 4(a)(2) under the Securities Act, relative to transactions by an issuer not involving any public offering, to the extent an exemption from such registration was required.

Warrant Exercises
On April 15, 2021, the Company issued 108,202 shares of our Class A common stock with an exercise price of $0.71 and 21,762 shares of our Class A common stock with an exercise price of $2.79 to an accredited investor pursuant to the cashless exercise of two warrants.

Common Stock Exchange
On April 15, 2021, we exchanged a total of 9,467,833 shares of Class A common stock beneficially owned by our founder, Dr. Christopher Gibson, and his affiliate, for an equivalent number of shares of Class B common stock pursuant to the terms of a certain exchange agreement. No additional consideration was paid in connection with the exchange. We believe the offers, sales, and issuances of the above securities were exempt from registration under the Securities Act pursuant to Section 3(a)(9) of the Securities Act because our securities were exchanged by us with our existing security holders exclusively where no commission or other remuneration was paid or given directly or indirectly for soliciting such exchange.

(b) Use of Proceeds from Public Offering of Class A Common Stock

On April 15, 2021, the Registration Statements on Form S-1 (File No. 333-254576) for the initial public offering of our Class A common stock was declared effective by the SEC. Shares of our Class A common stock began trading on the Nasdaq Global Market on April 16, 2021. The offering closed on April 20, 2021.

The underwriters of our IPO were Goldman Sachs & Co. LLC, J.P. Morgan, BofA Securities, SVB Leerink, Allen & Company LLC and KeyBanc Capital Markets.

We paid the underwriters of our IPO an underwriting discount totaling approximately $35.1 million. In addition, we incurred expenses of approximately $4.3 million which, when added to the underwriting discount, amount to total expenses of approximately $39.5 million. Thus, the net offering proceeds, after deducting underwriting discounts and offering expenses, were approximately $462.4 million. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning 10.0% or more of any class of our equity securities or to any other affiliates.

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

(c) Issuer Purchases of Equity Securities

None.

Item 6. Exhibits.

Exhibit Index:

Incorporated by Reference
Exhibit number	Description	Form	File No.	Exhibit No.	Filing Date	Filed / Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of Recursion Pharmaceuticals, Inc.	8-K	001-40323	3.1	April 21, 2021
3.2	Amended and Restated Bylaws of Recursion Pharmaceuticals, Inc.	8-K	001-40323	3.2	April 21, 2021
4.1	Amended and Restated Investors’ Rights Agreement by and among the Registrant and certain of its stockholders, dated September 1, 2020.	S-1/A	333-254576	4.1	April 15, 2021
4.2	Specimen Class A common stock certificate of the Registrant.	S-1/A	333-254576	4.2	April 15, 2021
10.1+	Exchange Agreement dated April 20, 2021 among the Registrant, Christopher Gibson, Ph.D., and the Gibson Family Trust.	10-Q	001-40323	10.1	May 12, 2021
10.2+	Equity Exchange Right Agreement dated April 20, 2021 among the Registrant, Christopher Gibson, Ph.D., and the Gibson Family Trust.	10-Q	001-40323	10.2	May 12, 2021
10.3	Office Lease by and between Vestar Gateway, LLC and Registrant, dated November 13, 2017, as amended.					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

*	The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.
+	Indicates a management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 13, 2021.

RECURSION PHARMACEUTICALS, INC.

By:	/s/ Christopher Gibson
Christopher Gibson
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Michael Secora
Michael Secora
Chief Financial Officer
(Principal Financial and Accounting Officer)