Form 10-K
period 2021-12-31
RECURSION PHARMACEUTICALS, INC.
filed 2022-03-23
CIK 1601830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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

Securities registered pursuant to section 12(g) of the Act: None

_____________________________________________________________________________________________________
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the 106,432,549 shares of Class A common voting stock held by non-affiliates of the Registrant, computed by reference to the closing price as reported on the Nasdaq Stock Exchange, as of the last business day of Recursion Inc.’s most recently completed second fiscal quarter (June 30, 2021) was $3.9 billion.

As of February 28, 2022, there were 161,768,235 and 9,005,359 of the registrant’s Class A and B common stock, par value $0.00001 per share, outstanding, respectively.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2022 Recursion Inc. Proxy Statement for use in connection with its Annual Meeting of Stockholders to be filed hereafter are incorporated by reference into Part III of this report.

About Recursion

Our Mission:
Decode biology to radically improve lives

We are a clinical pharmatech company building the world's largest proprietary biological and chemical data atlas and applying machine learning to distill hundreds of billions of searchable relationships across biology and chemistry, unconstrained by human bias.

We're industrializing drug discovery and development.

A Letter from Our
Co-Founder and CEO
Dear Investor,
Last spring, I wrote our first public letter to shareholders as part of our IPO prospectus. In that letter I aimed to introduce you to Recursion by explaining our mission, our vision and by giving you a sense of the kind of company we strive to build.
Here, in our first annual shareholder letter, and in each annual shareholder letter going forward, I will lay out for you as transparently as possible the key achievements and challenges we faced over the prior year. In addition, I will also lay out many of the most critical questions and areas of strategic interest for us looking forward. While perhaps uncommon today, I feel that candor is a critical ingredient in achieving our mission. We are in the earliest innings of what I believe will be a fundamental transformation of the biopharma industry in the coming decades. We will be aggressive in our aim to lead this shift and we will undoubtedly have both successes and failures. With transparency, I hope to create long-term trust between us and our shareholders, as well as to maximize the proportion of like-minded, long-term investors in our shareholder base. You should know what kind of company we are today and aim to become in the future as you consider joining or continuing to be a part of our mission as a shareholder.
Now that the purpose of this letter is clear, and an expectation for transparency has been established, let me share with you how we grew as a company in 2021, what we accomplished, what challenges we faced, and what we are focused on in 2022 and beyond.

2021 – The Year of the Map
When we founded Recursion in 2013, we had a few key hypotheses including:
a.Images, combined with sophisticated computational approaches, could give rise to a new kind of -omics that would be less expensive, more scalable and somewhat orthogonal to previously established high-dimensional datasets.
b.In biology, structure suits function, and as such the new image-based omics we were establishing (phenomics) could be useful in building scalable models of not just the what of biology, but also the how.
c.If the two hypotheses above are true, and if we could both scale and create relatability of data across time and between experiments, then we could build a map of biology and navigate that map to discover new medicines with less bias, more speed and more scale, ultimately industrializing drug discovery.
In the years since, we convinced ourselves (and our partners, investors and other stakeholders) that the first two hypotheses were likely to be true. Fast forward to mid-2020, with tens of millions of experiments and several petabytes of proprietary phenomics data in our hands, it felt like we were on the precipice of making an early judgment about our third and most critical founding hypothesis. Using data from a small subset of CRISPR-based gene knockout and small molecule profiling experiments, we built our first real map of biology in which we used machine learning and AI to predict how any two tested genes or molecules might interact with each other, even without physically testing them together. This was a seminal moment for Recursion - if we could predict whether different actions on biology (e.g. a gene knockout, addition of a protein or a small molecule) might interact with other actions on biology without testing all possible combinations, we could scale our exploration exponentially; the results of a set of physical experiments that might take 1,000 years to conduct using our previous approach could now be predicted after just a few months worth of data generation, and the best of those predictions could potentially be navigated to new medicines.

In the late fall of 2020, we started reading out the first validation experiments from predictions made from our map. In some cases these experiments were conducted in animal models after just a prediction of a novel relationship in our nascent map of biology. While many validatory experiments failed, many were also successful - many more than would be successful by chance - and the scale of hypotheses that we could identify and explore seemed to have improved notably. In a variety of animal models in oncology, for example, we demonstrated several new potential mechanisms which generated complete responses, and in some cases we had gotten to these results directly from a predicted relationship between a novel target and known oncological drivers in our map. This was enough for us to declare 2021 the Year of the Map, and we rapidly began shifting internal discovery capabilities from our previous brute-force search approach (try all possible combinations of potential drugs against each disease model) to our new approach of mapping and navigating biology.
As a result, in 2021, our teams were spending as much time learning how to map and navigate biology as they were launching and advancing new programs. As a larger number of programs reached more advanced stages of pre-clinical development, we were bandwidth constrained across several key teams. As a result, our pipeline grew and advanced only marginally during 2021. However, the investments made in new people, processes, and approaches in 2021 have prepared us to execute against many new and existing programs in our internal and partnered pipelines in 2022. These advances laid the groundwork for 2022, the Year of Maps to Medicines.

Map-Based Partnering Strategic Partners	While the first use case for our mapping and navigating technology was to support our internal pipeline, the sheer scale enabled by this approach also expanded the universe of potential collaborations we could deliver against. The first such deployment of our mapping and navigating technology would actually be an addition to our ongoing work with Bayer.

In September of 2020, when we signed our partnership with Bayer to attempt to initiate more than 10 new programs in fibrosis, our new approach to mapping and navigating biology had barely taken root within Recursion. Over the first year of that collaboration, with multiple programs advancing simultaneously and a strong relationship between our teams, we approached Bayer about the opportunity to expand our partnership, both in terms of the number of programs we might initiate and the potential to apply our new mapping and navigating tools to explore the interaction space of biology and chemistry more rapidly and broadly. In December of 2021, we announced an expansion of the partnership to more than a dozen programs, but perhaps more notably, the expansion of our partnership included for the first time the use of our map-based approach as an option by which we could prioritize new programs with our colleagues at Bayer. We are excited to be well on our way to mapping Bayer’s compound library and are already identifying map-based relationships that we think will be of interest to our colleagues there.
Bayer Roche/Genentech	Furthermore, as we entered 2021 and thought about the power of our map-based approach, we wanted to deploy it against some of the toughest areas of biology where traditional approaches have struggled the most. Neuroscience was just such a space, and in December we also announced a transformative partnership with Roche and Genentech in neuroscience and one indication in oncology. Rather than approach neuroscience and this oncology indication with a specific set of hypotheses informed by the literature, over the coming years we will build maps of biology across the genome and hundreds of thousands of small molecules. Our aim together is to explore up to 40 new medicines across neuroscience and this single oncology indication using these maps. What’s more, our colleagues at Roche and Genentech will be contributing single-cell sequencing datasets to the efforts and they will collaborate with us to use these and our datasets to build new multi-modal maps of biology that we together hope will provide even better fidelity, resolution and translational potential. This partnership represents not only one of the largest exploratory scientific collaborations in biopharma history, but also the potential for critical revenue for Recursion with $150M upfront, milestones for map-building and data-sharing that could exceed $500M, research, development, commercialization and net sales milestones on up to 40 programs that could exceed $300M per program and mid- to high-single digit tiered royalties on net sales for products commercialized from this work together. We are thrilled by the progress to date between our teams and look forward to pioneering new approaches together.

Moving forward, we will continue to pursue a limited number of strategic partnerships in areas of biology, as we have done in fibrosis and neuroscience, where we believe the deep expertise and resources of our partners will be critical for success. We will not be in a rush to sign such partnerships, however; we will focus on those that provide an opportunity for us and our partner to bring new medicines to patients in ways we or they might not be able to do alone.

2021 - a Year of Foundational Building and Strategic Growth
Our mission is to Decode Biology to Radically Improve Lives. It is purposefully audacious, expansive, and impactful. We are capitalizing on the near simultaneous convergence of near exponential improvements in diverse areas of science and technology that will make this the Century of Biology. Taking advantage of this opportunity at scale requires both capital and talent.
In the first quarter of 2021, significant work at Recursion was focused on executing a successful initial public offering. In April we raised more than $500M in gross proceeds to significantly expand our resources and protect our mission. The resources of our IPO and our partnerships means that we can invest in extraordinarily talented Recursionauts with a wide variety of backgrounds. In 2021, we more than doubled the size of our team to approximately 400 employees. The most intense areas of growth were in our clinical development organization as well as across our biology, chemistry, digital chemistry, software engineering, and data science teams. Many of our new employees were hired in anticipation of the significant neuroscience collaboration we signed at the end of the year with Roche and Genentech, and as a result, we were able to make tangible progress against key challenges even before the collaboration officially debuted so that we could hit the ground running at full speed upon the close of the deal.
The growth of our clinical development team from approximately 4 people at the start of 2021 to more than 30 people at the end of the year was particularly essential to prepare and shepherd multiple clinical programs in our pipeline into phase 2 or phase 2/3 studies, as well as to create the foundation for the systems and processes to begin to guide a growing set of new clinical programs including our C. difficile program and potentially multiple oncology programs and others advancing through the pipeline.

In 2021, we more than doubled the size of our team to approximately 400 employees.

Growth
In addition to the growth of our team, our Recursion Data Universe continued to grow, from approximately 6.8 petabytes at the end of 2020 to nearly 13 petabytes at the end of 2021. Perhaps more importantly, the types of data in our Data Universe also grew substantially, with the addition or expansion of significant new transcriptomic, proteomic, and invivomic datasets alongside more rigorous digital warehousing of our now broadened bespoke assay data. For the first time, these multi-modal datasets are allowing us to begin to combine our Maps of Biology into an Atlas of Biology. The number of predicted relationships in our growing maps of biology also grew exponentially from 13 billion to more than 200 billion.
Finally, while we are very efficient with space at Recursion, we expect new laboratory-based technologies and team members to join us in the coming years that required us to make investments to more than double our office and lab space in Salt Lake City, as well as to open small offices in Toronto and Montreal, where we plan to continue the growth of our technology teams. We expect these new facilities, spanning offices to analytical chemistry to biobanking to automated microsynthesis, to be ready for use from mid-2022 through 2023.

6.8 PETABYTES at the end of 2020 h13 PETABYTES at the end of 2021

2021 In Review: Challenges
Operating as a public company is, not surprisingly, more complex than operating as a private company. It brings with it new opportunities, but also new challenges for the organization. Add to this our rapid growth in 2021, moving the entire research enterprise to mapping and navigating biology as well as a smoldering pandemic that necessitated temporarily closing our offices to non-lab workers and it becomes clear that 2021 presented no shortage of challenges for our team. Our team encountered and overcame these challenges with maturity and resilience.
While our culture of caring for each other and our ‘one Recursion’ mindset was a stabilizing force, the single most important shift we made was evolving how we work from a function-first mentality to a project or goal-first mentality. Our new operating model was designed primarily by our President and COO Tina Larson and her team. Though rolling out a new operating model is a challenge, most of our teams have made extraordinary progress in living the principles of the model. While employees still report through their functional managers, who handle career development and partner in motivating and coaching employees, work is primarily prioritized and delivered through one of multiple cross-functional leadership teams focused on specific goals or projects at Recursion. As we continue to tune this new operating model, I believe that we will continue to maximize the likelihood of success for Recursion.
Perhaps the most challenging aspect of 2021 was the simultaneous build of our clinical development team while preparing to launch multiple clinical studies. As we announced recently, we made the decision to delay the start of our GM2 gangliosidosis phase 2 trial to explore a more robust dose optimization experiment in a sheep model of Tay-Sachs disease. This decision was driven by noise in the potency of REC-3599 in experiments conducted in patient-derived fibroblasts that raised the possibility that our planned dosing regimen may not be efficacious in certain patients. While noisiness in patient-derived fibroblast studies is common, because we plan to dose infants in this study, we decided that the right decision was to take a conservative approach and maximize our confidence in dose selection before beginning the trial. Despite this delay, we remain excited about the underlying science discovered using the first generation brute force approach in GM2, and our other trials are set to begin on-time or with only very modest delays. In the face of supply-chain delays and ongoing challenges with SARS-CoV-2 in the healthcare system, we are excited to have already initiated our first phase 2 program in cerebral cavernous malformation, and to be nearing initiation of our NF2 and FAP programs.

We have the resources to deliver towards our mission, create value and grow conscientiously.
We try to be aggressive and opportunistic in our growth at Recursion; after all, there is a LOT to build. As a result, in 2021 we explored multiple acquisition targets that would augment or accelerate our mission. Due to the challenges within capital markets at the end of 2021, we were deliberate with our resources and chose not to complete such deals. We also made the decision to slow certain longer-term oriented growth strategies for 2022, such as the creation of Induction Labs, and instead, focus on delivering value through near term (our internal pipeline) and medium term (our collaborations with Bayer and Roche) value drivers. Due to our successful IPO, upfront payment of $150M from the Roche and Genentech collaboration in January 2022 and the potential for further milestone payments from our partnerships in the near and medium term, we have the resources to deliver towards our mission, create value and grow conscientiously.

Key Foci Moving Forward
Looking beyond 2022 and near-term execution across our pipeline and partnerships, there are two main areas of strategic focus, planning and exploration for us.
First is the continuing evolution and expansion of our Recursion OS to eliminate discovery and translation bottlenecks at scale. Over the past 8.5 years, we have built an extraordinarily capable system for target discovery and hit identification across biology and a growing library of chemical compounds. However, this is just the beginning. Turning our hits into leads and development candidates still requires significant bespoke effort. We are confident that there are many tools we can build or buy to improve this process, but the most critical will be the completion of an iterative cycle of new chemical entity improvements combining digital chemistry with automated microsynthesis capabilities. We have already built a small team and several tools in the digital chemistry space, and we will continue to expand on this work. We have also made very early investment in automated microsynthesis capabilities with key hires, and that team is evaluating the best strategy for building out this compelling capability in the coming years. Success here would enable us to take hits from our platform, prioritize new chemical entities of interest to improve on key properties, and then rather than waiting months for synthesis of those compounds from partners, we could synthesize them onsite in small quantities to immediately test back on the platform. This compressed iterative cycle may allow us to advance new chemical entities much more quickly. In addition, we could significantly expand our early predictive ADMET capabilities in this space, further improving our ability to bring new medicines forward at scale.
The second key area of longer term focus is the evaluation of our business model; as we lead the growing pharmatech sector, the optimal model for growing businesses like ours and delivering value to patients is still uncertain. There are two distinct categories of strategy here: i) a vertically-integrated technology-first biopharma company spanning discovery through commercialization or ii) a discovery-focused entity deeply embedded as the research engine for many larger biopharmaceutical companies across our industry. There are opportunities and challenges in both strategies, and the decision depends not only on where we can best deliver, but also on the pace of adoption of technologies across the competitive landscape of large pharmaceutical companies. The significant increase in deal value for technology-enabled discovery companies over the last two years demonstrates how the most progressive large biopharma companies are beginning to appreciate techniques and technologies such as those we have built into the Recursion OS. However, wholly-owned clinical assets remain the currency of our industry, and we see the shift of many technology-enabled drug discovery companies towards building their own pipeline in response.

Recursion OS
13PB PROPRIETARY BIOLOGICAL DATA >200B INFERRED BIOLOGICAL RELATIONSHIPS to mine using our maps of biology

Therapeutic Areas
Recursion today is hedged with both a significant internal pipeline, focused primarily on highly partnerable (e.g., oncology) or capital-efficient disease areas (e.g., rare disease), as well as significant research collaborations with large pharma companies in resource-intensive and intractable areas of biology (neuroscience and fibrosis). We will continue gathering input, both on our own ability to deliver a competitive advantage beyond discovery and translation, and on how the industry is evolving, before starting to narrow our approach towards one or the other strategy.
Despite the tensions in the world in 2021 and early 2022, I am confident that we have built a team, a technology, and a strategy that will help to redefine the idea of what a 21st century biopharma company looks like. We have asked every Recursionaut, myself included, to grow in their skills and thinking, such that we can continue to improve our level of value creation year over year. We will continue to operate the company with a long-term horizon, cognizant of the challenges of quarterly thinking that can creep into companies in the public market, but also recognizing the need for us to demonstrate equal parts discipline and delivery to go alongside our innovative thinking. Thank you for being a partner on our journey to bring more and better medicines to patients faster; together, we can decode biology to radically improve lives.
Thank you,
Chris Gibson, Ph.D.
Co-Founder and Chief Executive Officer

Oncology Rare Disease Neuroscience Fibrosis Inflammation and Immunology
I am confident that we have built a team, a technology, and a strategy that will help to redefine the idea of what a 21st century biopharma company looks like.

PART I

RISK FACTOR SUMMARY

Below is a summary of the principal factors that make an investment in the common stock of Recursion Pharmaceuticals, Inc. (Recursion, the Company, we, us, or our) risky or speculative. This summary does not address all of the risks we face. Additional discussion of the risks summarized below, and other risks that we face, can be found in the section titled “Item 1A. Risk Factors” in this Annual Report on Form 10-K.

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
•Force majeure events, such as the COVID-19 pandemic, a natural disaster, global political instability, or warfare, could materially disrupt our business and the development of our drug candidates.
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
•We are subject to comprehensive statutory and regulatory requirements, noncompliance with which may delay or prevent our ability to market our products or result in fines or other liabilities.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” about us and our industry within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “would,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this report may include without limitation those regarding:

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
•our ability to scale like a technology company and to add more programs to our pipeline each year;
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
•the potential impact of a pandemic, epidemic, or outbreak of an infectious disease, such as COVID-19, or natural disaster, global political instability, or warfare, and the effect of such outbreak or natural disaster, global political instability, or warfare on our business and financial results;
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
•our anticipated use of our existing resources and the net proceeds from our initial public offering; and
•other risks and uncertainties, including those listed in the section titled “Risk Factors.”

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

Recursion

Business

ITEM 1.

RECURSION
EMPLOYEE ENTRANCE ONLY
UEST ENTRANCE 400 WEST
ALL DELIVERIES TO LOADING DOCK 2
41 S.

Item 1. Business.
Overview

We are a clinical-stage biotechnology company industrializing drug discovery by decoding biology. Central to our mission is the Recursion Operating System (OS), a platform built across diverse technologies that enables us to map and navigate hundreds of billions of biological and chemical relationships within one of the world’s largest proprietary biological and chemical datasets, the Recursion Data Universe. Scaled ‘wet-lab’ biology and chemistry tools are organized into an iterative loop with ‘dry-lab’ computational tools to rapidly translate map-based hypotheses into validated insights and novel chemistry, unconstrained by published literature or human bias. Our focus on novel technologies spanning target discovery through translation, as well as our ability to rapidly iterate between wet lab and dry lab in-house and at scale, differentiates us from other companies in our space. Further, our balanced team of life scientists and computational and technical experts creates an environment where empirical data, statistical rigor and creative thinking are brought to bear on our decisions. To date, we have leveraged our Recursion OS to enable three value drivers: i) an expansive pipeline of internally-developed programs, including several clinical-stage assets, focused on genetically-driven rare diseases and oncology with significant unmet need and market opportunities in some cases expected to be in excess of $1 billion in annual sales; ii) strategic partnerships with leading biopharma companies to map and navigate intractable areas of biology, including fibrosis with Bayer and neuroscience with Roche and Genentech, to identify novel targets and translate potential new medicines to resource-heavy clinical development overseen by our partners; and iii) Induction Labs, a growth engine created to explore new extensions of the Recursion OS both within and beyond therapeutics. We are a biotechnology company scaling more like a technology company.

Navigating
(dry-lab)
Recursion OS
(wet-lab)
Mapping
INPUTS
Biology
Chemistry
Clinical
VALUE DRIVERS
Products
Partnerships
Induction Labs

Figure 1. The Recursion Operating System (OS) for industrializing drug discovery. The Recursion OS is an integrated, multi-faceted system for iteratively mapping and navigating large-scale and rich biological and chemical datasets to industrialize drug discovery and translation.
The Digital Biology Opportunity

The traditional drug discovery and development process is characterized by substantial financial risks, with increasing and long-term capital outlays for development programs that often fail to reach patients as marketed products. Historically, it has taken over ten years and an average capitalized R&D cost of approximately $2 billion per approved medicine to move a drug discovery project from early discovery to an approved therapeutic. Such productivity outcomes have culminated in an industry success rate of 8% to 14% from discovery to commercialization, respectively, yielding a rapidly declining IRR for the industry, from 10% in 2010 to 2.5% in 2020.1-5

Figure 2. Historical biopharma industry R&D metrics. The primary driver of the cost to discover and develop a new medicine is clinical failure. Less than 4% of drug discovery programs that are initiated result in an approved therapeutic, resulting in a risk-adjusted cost of $1.8 to $2.6 billion per new drug launched.1-51,2,3,4,5

These sobering metrics, despite incredible investment and brilliant scientists, point to the need to evolve a more efficient drug discovery process and explore new tools. Traditional drug discovery relies on basic research discoveries from the scientific community for disease-relevant pathways and targets to interrogate. Coupled with biology’s incredible complexity, this approach has forced the industry to rely on reductionist hypotheses of the critical drivers of complex diseases, which can create a ‘herd mentality’ as multiple parties chase a limited number of therapeutic targets. The situation has been exacerbated by normal human bias (e.g., confirmation bias and sunk-cost fallacy). Accentuating this problem, the sequential nature of current drug discovery activities and the challenges with aggregation and relatability of data across projects, teams and departments lead to frequent replication of work and long timelines to discharge the scientific risk of such hypotheses. Despite decades of accumulated knowledge, the result is that drug discovery has unintentionally become almost artisanal, creating major hurdles for innovation.

Contemporaneously, technological innovations, such as machine learning (ML) have transformed complex industries - from media to transportation to e-commerce - through the creation of scalable and continuously improving iterative cycles of digitization, data aggregation and prediction. The biopharma sector, however, has been slower to embrace such innovations and methods of thinking, except in very narrow areas. We are focused on filling this innovation gap by building a new type of drug discovery engine, the Recursion OS, and reengineering the end-to-end process from the ground up using multiple technological advances that have become accessible within just the past decade.

1 Alacrita Consulting. Pharmaceutical Probability of Success. (2018)
2 Deloitte. Ten years on: Measuring the return from pharmaceutical innovation (2020)
3 DiMasi et al. Innovation in the pharmaceutical industry: New estimates of R&D costs. Journal of Health Economics. 47:20-33 (2016)
4 Paul, et al. How to improve R&D productivity: the pharmaceutical industry’s grand challenge. Nature Reviews Drug Discovery. 9: 203-214 (2010)
5 Martin et al. Clinical trial cycle times continue to increase despite industry efforts. Nature Reviews Drug Discovery. 16:157 (2017)

Figure 3. The standard iterative loop involves 1) profiling of real systems, 2) aggregation and analysis and 3) algorithmic inference, as used by machine-learning native companies across multiple industries6. The details of the real system that is profiled change based on the industry. For example, using satellite and street data along with traffic, construction and weather data to model the real world and predict optimal routes and points of interest along a route or the use of detailed user metrics from media viewing apps to map human preferences and predict and refine new content. Or in the entertainment context, using detailed measurement of viewing preferences to predict the most appealing media types. In these cases, and many others, digital maps of reality create ever-improving predictions that can be tested, leading to both a data moat and ever-improving products.

Our Radical New Approach to Drug Discovery

The emergence of technological innovations has created the opportunity to envision new approaches to discovering therapeutics at scale. We are pioneering the integration of these technological innovations across biology, chemistry, automation, data science and engineering to modernize drug discovery. Combining advances in high content microscopy with arrayed CRISPR genome editing techniques, we can rigorously generate massive, high-dimensional biological and chemical datasets to probe genome-scale biological contexts in multiple human cellular conditions, giving rise to the Recursion Data Universe. Simultaneously, exponential improvements in compute speed and reductions in data storage costs driven by the technology industry, married with ML tools to make sense of complex data, enable us to efficiently harness these massive datasets and perform an unbiased inquiry of causative human biology, unconstrained by presumptive hypotheses. We believe this will enable us to derive novel biological insights previously inaccessible to scientific researchers, reduce the effects of human bias inherent in discovery biology and reduce translational risk at the program outset. For example, given any gene of interest, our platform reveals its relationship to all other genes and molecules included in the Recursion Data Universe, based on proprietary data created in our own automated wet laboratory. Thus we are vastly expanding the scope of surveyable biology and combining novel, basic science and therapeutic discovery into a single step.

6 Adapted from “Around the physical-digital-physical loop - A current look at Industry 4.0 capabilities” Deloitte Insights 10 October 2018, Rutgers and Sniderman.

Figure 4. The productionized portions of the Recursion OS today. We use our proprietary software and highly-automated wet laboratory to design and execute up to 2.2 million experiments each week across diverse biological and chemical matter. Complex, high-dimensional data from these experiments are generated at a rate of up to 110 terabytes per week and aggregated and analyzed by proprietary neural networks in either distributed cloud computing environments or on our own high-performance compute cluster, BioHive-1. We leverage these algorithms to make predictions about the relationships between untested combinations of biology and chemistry. As of today, we have made more than 200 billion such predictions. Our scientists navigate this vast Map of Biology using proprietary software to discover novel relationships, which we can quickly test either in-house across a variety of assays or via clinical research organizations (CROs). As we validate or refute the predictions in orthogonal assays, up to and including complex animal models, our Recursion OS is continuously improved. This iterative cycle of mapping and navigating is akin to the strategy used by many of the largest technology companies in other complex industries.

Figure 5. Our radically new approach to drug discovery. To date, we have used our approach to generate one of the largest biological and chemical datasets on earth, at nearly 13 petabytes, which is growing by up to 2.2 million experiments’ worth of data each week. In addition, we have built a proprietary suite of software applications within the Recursion OS, making us well-positioned to automate and accelerate basic science and drug discovery tasks and enable scientific teams to quickly and iteratively evaluate therapeutic candidates. Cumulatively, these advances may redefine R&D productivity, as technology has disrupted many other industries, and we believe they will generate forward program growth as they have led to forward revenue growth in the context of technology companies. By applying the Recursion OS to drug discovery, Recursion expects to turn drug discovery from sequential trial-and-error into a search problem where we map and navigate biology in an unbiased manner to discover new insights and translate them into potential new medicines at scale.

Recursion: A Biotechnology Company Scaling More Like a Technology Company

Traditional approaches to drug discovery typically begin with a specific indication and a human-derived target hypothesis. Bespoke assays are subsequently built, and data is generated to identify therapeutic candidates acting against the proposed target. In contrast, we empirically generate large datasets encompassing a broad range of indications, with data across hundreds of thousands of biological and chemical perturbations. We combine this data within our Recursion Data Universe, with the proprietary suite of advanced computational tools in our Recursion OS to map the relationships among and between all of the possible combinations of perturbations. We then initiate and advance new therapeutic programs by navigating the map to the most exciting predicted relationships. Mutually reinforcing advances in ML algorithms and an ever-growing body of knowledge through continuous data generation create a flywheel of novel insights, increasing the efficiency and output of our pipeline. Further, the time and cost for us to explore a hypothesis are radically less than traditional methods and approaches require, meaning we can explore biology and chemistry much more broadly to find the best relationships for translational research.

Table 1. The scale and acceleration of our growth along multiple axes. We are a biotechnology company scaling more like a technology company, as demonstrated by our growth in inputs (experiments) and growth in outputs (data, biological and chemical relationships, programs and partnerships). (1) Includes approximately 500,000 compounds from Bayer’s proprietary library. (2) ‘Predicted Relationships’ refers to the number of Unique Perturbations that have been predicted using our maps. (3) Announced a collaboration with Roche and Genentech in December 2021 and received an upfront payment of $150 million in January 2022.

The Recursion OS

Using our highly-automated wet-lab infrastructure, we have executed approximately 115 million experiments across different biological and chemical contexts in multiple human cell types. The resultant Recursion Data Universe, which grows nearly constantly as new experiments are performed, is the substrate by which we use sophisticated computational techniques to Map the underlying biology and chemistry. We apply additional sophisticated computational techniques to these Maps to build our Navigating Tools, which allow us to predict hundreds of billions of biological and chemical relationships in silico and prioritize the most novel and promising candidates for further validation in our wet laboratories. Our mapping and navigating approach to drug discovery means that the ambitious experimental explorations that would have taken us over 1,000 years to execute physically can now be inferred in a matter of months due to the relatability of the dataset that we have already constructed. To date, we have built, validated and deployed our approach with a focus on novel target discovery and validation, which we view as the most challenging step in the drug discovery process due to the bias and limitations of the modern reductionist approach to discovery. We continue to invest in extending our approach into chemistry to enable us to act more rapidly and with higher success rates in translating our novel target discovery work into IND-enabled programs. In the future, we expect that we will further evolve our approach into techniques that improve our ability to execute clinical programs at scale. Though still early, we believe we have demonstrated meaningful leading indicators that our approach industrializes drug discovery, broadening the funnel of potential therapeutic starting points, identifying failures earlier in the research cycle when they are relatively inexpensive and accelerating the delivery of high potential drug candidates to the clinic while reducing cost.

Figure 6. The Recursion OS today, along with a roadmap for future extensions and evolution. In its ideal state, a drug discovery funnel would be shaped like the letter ‘T,’ where a broad universe of possible therapeutics could be narrowed immediately to the best candidate, which would advance through subsequent steps of the process quickly and with no attrition. Our goal is to leverage technology to reshape the typical drug discovery funnel towards its ideal state by rapidly narrowing the funnel. Late-stage clinical failures are the primary driver of costs in today’s pharmaceutical R&D model, due in part to inherent uncertainty in the clinical development and regulatory process. Reducing the rate of costly, late-stage failures and accelerating the timeline from hit to a clinical candidate would create a more sustainable R&D model.

Figure 7. Reshaping the drug discovery funnel. The aim of the Recursion OS is reshaping the traditional pharma pipeline into a more ideal funnel in which the broad swath of biological and chemical data fed into the platform are quickly triaged and fed into an accelerated translation path into the clinic.

We believe we have made progress in reshaping the traditional drug discovery funnel in the following ways:

•Broaden the funnel of therapeutic starting points. Our flexible and scalable Mapping Tools and Infrastructure enable us to infer hundreds of billions of relationships between disease models and therapeutic candidates, ‘widening the neck’ of the discovery funnel beyond hypothesized and therefore human-biased targets.

•Identify failures earlier when they are relatively inexpensive. Our proprietary Navigation Tools enable us to explore our massive biological and chemical datasets to validate more and varied hypotheses rapidly. While this strategy results in an increase in early stage attrition, we are able to rapidly prioritize programs with a higher likelihood of downstream success. Over time, and as our OS improves, we expect that moving failure earlier in the pipeline will result in an overall lower cost of drug development.

•Accelerate delivery of high-potential drug candidates to the clinic. Additionally, the Recursion OS contains a suite of digital chemistry tools that enable highly efficient exploration of chemical space, including 3D virtual screening as well as translational tools that improve the robustness and utility of in vivo studies.

We have leveraged our evolving Recursion OS to explore more than 150 disease programs to a depth sufficient to quantify improvements in the time, cost and anticipated likelihoods of program success by discovery stage compared to the traditional drug discovery paradigm. These metrics are leading indicators that, using our approach, we may be able to industrialize drug discovery. We believe that future iterations of the Recursion OS will enable even greater improvements. Ultimately, we look to minimize the total dollar-weighted failure while maximizing the likelihood of success.

Figure 8. The trajectory of our drug discovery funnel mirrors the ‘ideal’ pharmaceutical drug discovery funnel. We believe that, compared to industry averages, our approach allows us to: i) identify low-viability programs earlier in the research cycle, which quickly narrows the funnel, ii) spend less per program and iii) rapidly advance programs to a validated lead. Data shown are the averages of all our programs from 2017 through 2021. As we continue to evolve and expand our Recursion OS through improvements in chemistry, digital chemistry and predictive ADMET, we believe we will further improve overall R&D productivity.

Over time, we believe continued successes and improvements in any or all of the dimensions highlighted above will improve overall R&D productivity, allowing us to address targeted patient populations that may otherwise not be commercially viable using traditional drug discovery approaches. Further, we believe our unbiased approach may lead to novel targets and allow us to outperform others in highly competitive disease areas where multiple parties often simultaneously pursue a limited number of similar target hypotheses. These advantages potentially significantly expand the total addressable market for our technology. However, the process of clinical development is inherently uncertain, and there can be no guarantee that we will achieve shorter development timelines with future product candidates.

Our Business Strategy

Figure 9. We harness the value and scale of our maps of biology using a capital efficient business strategy. Our business strategy is segmented into our: i) internal pipeline focused on oncology, rare diseases and other capital efficient opportunities, ii) enterprise-scale discovery partnership agreements in large therapeutic areas such as fibrosis with Bayer and neuroscience with Roche and Genentech and iii) Induction Labs which is our growth engine for translating our platform into auxiliary business opportunities over a longer-term horizon (not depicted above).

Our business strategy is to build, explore and develop opportunities that we feel we are most uniquely suited to advance. While most biopharma companies are focused on a narrow slice of biology or therapeutic area, where they believe they have an advantage or insight, our vision is to decode biology by mapping and navigating broad and diverse datasets so that we can, over time, evolve and extend our Recursion OS to deliver valuable and translatable insights at scale and across many therapeutic areas and modalities. Success in this endeavor would create extraordinary value and impact. Today, the biopharma industry has a market capitalization of multiple trillions of dollars, and creates products that touch nearly every human in the world at some point in time. Yet, on average, products developed in our industry fail in clinical development 90% of the time. This industry-wide inefficiency means continued investment in refining our Recursion OS to improve the probability of success of our programs over time is by far the most valuable long-term driver of our success, and it is also what we are most uniquely positioned to deliver.

Delivery of subsequent iterations of the Recursion OS, however, requires that we make tangible demonstrations of progress and potential along the way. As such, we developed a multi-pronged, capital efficient business model focused on three key value-drivers that enable us to demonstrate our progress over time while continuing to invest in the development of the Recursion OS, which we are convinced is our most compelling long-term value driver.

Value-Driver 1 - Near-Term Wholly Owned, Capital Efficient Programs

We believe that the primary currency of any biotechnology company today is clinical-stage, wholly-owned assets. These programs can be concretely valued using a variety of models by key stakeholders in the biopharma ecosystem and present the potential to meet critical patient needs. Further, for Recursion, these assets have a variety of additional benefits, including: a) validation of key elements of the Recursion OS; b) growing our expertise in clinical development; and c) building in-house processes to interact with regulatory agencies and advance medicines towards the market. This last point is perhaps the most important for Recursion. If the Recursion OS evolves in the manner we have designed it to, it will improve with more iterations such that future programs could be more valuable than today’s programs. In this way, operating as a vertically-integrated biopharma company that leverages technology at every step from target discovery through clinical development (and even marketing and distribution) may be the long-term business model with the most upside for our stakeholders, including both investors and patients. Thus, the importance of our early cycles of learning and iteration in clinical development have long-term value that may exceed the near-term commercial opportunities of any of the indications we have chosen to explore. For these reasons, we have directed our internal programs in areas that are both diverse and capital-efficient. Moreover, we may be opportunistic about selling or licensing assets after they achieve key value-inflection milestones so that we can re-invest in our long-term strategy.

Value-Driver 2 - Intermediate Term Partnered Programs

We believe that in its current form, our Recursion OS is already capable of delivering many more therapeutic insights than we would be able to responsibly shepherd alone today. As such, we have chosen to partner with experienced, top-tier biopharma companies to explore intractable and resource-intensive areas of biology like fibrosis with Bayer and neuroscience with Roche and Genentech. The key advantages of these partnerships are that: i) we are able to deploy the Recursion OS to turn latent value into tangible value in areas of biology where it would be challenging for us to do so alone; ii) the clinical development paths for these large therapeutic areas are often resource-intensive and highly complex; and iii) we are able to learn from our colleagues at these top-tier companies such that it could give us a competitive advantage in the industry over the longer term. This strategy also embeds us in the discovery process of large pharmaceutical companies, and gives rise to an alternative long-term business model whereby we become a valued partner of many such companies, focusing on discovery and de-risking of broad and varied programs while relying on our partners to develop and market the medicines while we take an increasingly large portion of the upside. Based on how value is ascribed across our industry today, this model alone is not yet feasible to maximize our business impact. However, we feel that shifts in industry perception and improving economics associated with each partnership agreement that we sign suggest that there is some potential for this portion of our business model to become the most value-accretive over the long-term.

Value-Driver 3 - Induction Labs for Long-Term Value Impact

Mapping and navigating biology has extraordinary potential to create better medicines faster and at lower costs. This is our primary focus today and is likely to be the most impactful use of our Recursion OS. However, there may be tangential markets and opportunities in spaces like diagnostics for which the infrastructure and technology we have built could create compelling value, impact and operating synergies. We will continue to make very small exploratory investments to test the utility of our platform to create new value-drivers for Recursion over the longer term.

Our Programs

Every program at Recursion is a product of our Recursion OS. All of the programs in our internal pipeline are built on unique biological insights surfaced through the Recursion OS and target diseases where: i) the disease-causing biology is well defined, but the downstream effects of the disease-cause are typically poorly understood or where the primary targets are typically considered undruggable and ii) there is a high unmet medical need, there are no approved therapies or there are significant limitations to existing treatments. Several of our internal pipeline programs target indications with market opportunities expected to be near to or in excess of $1.0 billion in annual sales and we are preparing for three programs to enter Phase 2 or Phase 2/3 clinical trials within the first three quarters of 2022 and a fourth program to enter a Phase 1 clinical trial within the second half of 2022.

SEARCH MODALITY

CHEMISTRY	Brute Force	Mapping & Navigating
New Chemical Entities	**Second Generation Programs** • Rec-3694 for C. diifficile colitis • Multiple simultaneously advancing programs in fibrosis under our collaboration with Bayer	**Next Generation Programs** • REC-65029 for HRD-negative Ovarian Cancer • REC-14221 for solid and hematological malignancies using indirect MYC inhibition • Potential for programs arising from the Roche/Genentech Collaboration • Potential for programs identified under our expanded Bayer Collaboration
Known Chemical Entities	**FIrst Generation Programs** • REC-994 for CCM–Phase 2a • REC-2282 for NF2–Phase 2/3 • REC-4881 for FAP–Phase 2	**Next Generation Programs** • REC-2029 for the treatment of Wnt-mutant Hepatocellular Carcinoma • Potential indication expansions of current clinical program molecules • New uses of licensable known chemical entities.

Figure 10. Examples of current Recursion programs falling into our First, Second and Next Generation paradigms. The earliest iterations of the Recursion OS leveraged brute-force search (where small molecules were tested directly in the context of each disease model we built) and used a small molecule library restricted primarily to known chemical entities. Programs arising from this iteration of the Recursion OS are deemed First Generation Programs. As we developed our chemistry capabilities and new chemical entity library at Recursion, Second Generation Programs arose, though the throughput needed to screen large libraries of new chemical entities presents a powerful but relatively inefficient solution. Today, most of our new programs, as well as new partnerships or expansions of prior partnerships, are Next Generation Programs, whereby we use our maps of biology to navigate to novel or unexpected relationships between molecules (known or new chemical entities) and then validate those predictions in our wet labs.

•Recursion’s First Generation of Potential Medicines. The following programs represent the novel use of a known chemical entity discovered using early iterations of the Recursion OS.

◦REC-994 for the treatment of cerebral cavernous malformation, or CCM— Phase 2a enrolling patients at the time of filing. Orphan Drug Designation granted in the US and EU.

◦REC-2282 for the treatment of neurofibromatosis type 2, or NF2—expected Phase 2/3 initiation in Q2 2022. Orphan Drug Designation in the US and EU, as well as Fast-Track Designation in the US, have been granted.

◦REC-4881 for the treatment of familial adenomatous polyposis, or FAP—expected Phase 2 initiation in Q3 2022. Orphan Drug Designation granted in the US.

◦REC-3599 for the treatment of GM2 gangliosidosis, or GM2—expected Phase 2 initiation in 2024.

•Recursion’s Second Generation of Potential Medicines. The following programs arose from a brute-force approach leveraging either an expanded internal new chemical entity library or a partner new chemical entity library.

◦REC-3964 for the treatment of C. difficile colitis— expected Phase 1 initiation in 2H, 2022

◦REC-64917 for Neural or Systemic Inflammation

◦Multiple simultaneous programs in fibrosis advancing with Bayer

•Recursion’s Next Generation of Potential Medicines. The following programs represent a promising subset of known or new chemical entities discovered and developed using the latest Recursion OS mapping and navigating tools.

◦REC-65029 and derivatives or functionally related series for the Treatment of HRD-negative Ovarian Cancer by leveraging a potentially novel target insight

◦REC-648918 and derivatives or functionally related series to enhance anti-tumor immune response leveraging a potentially novel target insight (Target Alpha)

◦REC-2029 for the treatment of Wnt-mutant Hepatocellular carcinoma

◦REC-14221 and derivatives or functionally related series for the treatment of solid and hematological malignancies using indirect MYC inhibition

◦REC-64151 and derivatives or functionally related series for the treatment of immune checkpoint resistance in KRAS/STK11 mutant non-small cell lung cancer

◦Potential future programs in fibrosis with Bayer or in neuroscience or a single oncology indication with Roche and Genentech

In addition to the programs highlighted above, we are actively developing dozens of additional programs which may prove to be drivers of our future growth. As we have significantly expanded our chemistry capabilities in the last year and continue to invest deeply in these key elements of the Recursion OS, moving forward we expect that the vast majority of our new programs will be part of our Next Generation of potential programs discovered using our tools for mapping and navigating biology. We believe that the number of potential programs we can generate with our Recursion OS is key to the future of our company, as a greater volume of validated programs has a higher likelihood of creating value. The speed at which our OS generates a large number of product candidates is important, since traditional drug development often takes a decade or more. In addition, we believe that our large number of potential programs makes us an attractive partner for larger pharmaceutical companies. The static or declining level of R&D output at many large companies means that they have an ongoing need for new projects to fill their pipelines.

Figure 11. The power of our Recursion OS as exemplified by the breadth of active research and development programs. We have an expansive pipeline of internally-developed programs spanning multiple therapeutic areas and consisting of both new uses for existing compounds and new chemical entities, or NCEs, under active research and development. All populations are US and EU5 incidence unless otherwise noted. EU5 is defined as France, Germany, Italy, Spain and the UK. (1) Prevalence for hereditary and sporadic symptomatic population. (2) Annual US and EU5 incidence for all NF2-driven meningiomas. (3) Worldwide prevalence; conducting dose optimization study in animal model with a potential trial start in 2024 (4) US and EU5 prevalence (5) Our program has the potential to address a number of indications with systemic or neural inflammatory components. We have not finalized a target product profile for a specific indication. (6) Our program has the potential to address a number of indications driven by MYC alterations, totaling 54,000 patients in the US and EU5 annually. We have not finalized a target product profile for a specific indication. (7) Our program has the potential to address a number of indications in this space.

Our People

While we operate at the intersection of cutting-edge science and technology from multiple disciplines, our people are the glue that holds us together and are the most important part of our company. Unlike traditional biotechnology companies, our rapidly growing team of approximately 400 Recursionauts is balanced between life scientists such as chemists and biologists (approximately 40% of employees) and computational and technical experts such as data scientists and software engineers (approximately 35% of employees), creating an environment where empirical data, statistical rigor and creative thinking is brought to bear on the problems we address. While we are united in a common mission, Decoding Biology to Radically Improve Lives, our greatest strength lies in our differences: expertise, gender, race, disciplines, experience and perspectives. Deliberately building and cultivating this culture is critical to achieving our audacious goals. Read more about how we invest in and motivate our people to achieve our mission in Recursion’s first Environmental, Social and Governance Report, released simultaneously with this annual report.

The Recursion OS - In Depth

The Recursion OS is an integrated, multi-faceted system for iteratively mapping and navigating massive biological and chemical datasets to industrialize drug discovery. It consists of three parts:

•Mapping Tools and Infrastructure: A synchronized network of highly scalable enabling hardware and software used to design and execute diverse biological experiments and subsequently store our ever-growing datasets. One of the cornerstones of this layer is our state-of-the-art ML supercomputer, BioHive-1, which we believe is one of the most powerful supercomputers wholly owned by any single biopharma company for drug discovery applications and within the top 100 most powerful supercomputers across any industry.

•The Recursion Data Universe: As of December 31, 2021, our Recursion Data Universe contained nearly 13 petabytes of highly relatable biological and chemical data spanning phenomics, orthogonomics, InVivomics and bespoke bioassay data.

•Navigating Tools: A suite of in-house software tools, algorithms and machine learning approaches designed to explore data from the Recursion Data Universe and translate it into actionable insights for our research and development teams.

The combination of wet-lab biology and dry-lab computational tools are organized in an iterative loop to rapidly translate map-based hypotheses into validated insights and novel chemistry, unconstrained by published literature or human bias. While many in the industry have focused on point-solutions and digital chemistry tools, our focus on novel technologies spanning target discovery through translation as well as our ability to rapidly iterate between wet lab and dry lab differentiates us from other companies. More importantly, our repetition of wet-lab validation and in silico predictions creates a flywheel effect, where data generation and learning accelerate side-by-side and further strengthen our drug discovery platform. While emerging competitors and large, well-resourced incumbents may pursue a similar strategy, we have two advantages as a first mover: i) no amount of resources can compress the time it takes to observe naturally occurring biological processes, and ii) the ever-growing Recursion Data Universe creates compounding network effects that may make it difficult for others to close the competitive gap.

Figure 12: The Recursion OS for industrializing drug discovery. The Recursion OS is an integrated, multi-faceted system for iteratively mapping and navigating massive biological and chemical datasets to industrialize drug discovery. It is composed of: (i) Mapping Tools and Infrastructure, (ii) the Recursion Data Universe, which houses our diverse and expansive datasets and (iii) Navigating Tools, a suite of our proprietary discovery, design and development tools.

Mapping Tools and Infrastructure

Figure 13. Our Mapping Tools and Infrastructure generate our proprietary data. This layer is the backbone upon which the Recursion OS operates and comprises diverse and highly advanced enabling hardware and software systems working in concert.

The foundational layer of the Recursion OS is a highly-synchronized network of enabling hardware and software used to design, execute, aggregate and store the nearly 13 petabytes of rapidly growing, biological and chemical data. Discrete components of this layer include the following:

Biological Tools

We deliberately designed our platform to model a wide range of biology spanning multiple therapeutic areas, including oncology, immunology, neuroscience, cardiovascular, metabolic and infectious diseases using the same, image-based endpoint and core technology stack. Our modular design enables us to systematically expand our search space into new areas of exploration while minimizing the need for bespoke assay development. In subsequent steps of our process, our modular design and consistent protocol enable us to analyze and compare the resulting data across these modules, revealing the interconnectedness of human biology and tractable therapeutic starting points. Modules that comprise our biological tool suite include:

•Genetics Module: A set of proprietary protocols and whole-genome arrayed guide RNA library using CRISPR gene editing approaches to model gene deficiency of every gene in the human genome in an arrayed and high-throughput format, plus BacMam capabilities to model gain-of-function.
•Soluble Factor Module: Proprietary protocols using single soluble factors such as cytokines and chemokines, or combinations thereof, to model a broad range of immune-related and complex diseases.

•Infectious Disease Module: Proprietary protocols using diverse biological pathogens driving a broad range of infectious diseases as well as agents involved in the innate immune response (e.g., LPS, cyclic dinucleotides, etc.).
•Fibrosis Module: Proprietary models and protocols developed in partnership with Bayer to study fibrotic diseases, including cell co-culture systems.
•Neural Module: Proprietary models and protocols developed in partnership with Roche and Genentech to study neuroscience diseases, including advanced genetic engineering methods and iPSC-derived human relevant models.
•Complex Multicellular Disease Tools: Advanced co-culture models to explore multifactorial diseases where cell-cell crosstalk is a critical driver of the disease states. These approaches are particularly relevant in immunology, where regulation between adaptive immune cells (i.e., T cells, B cells) and innate immune cells (i.e., monocytes, macrophages) is critical to understanding the full breadth of immunological responses.
•Patient-Derived Tools: Techniques to improve the translatability and speed at which we validate and translate early discoveries. We are actively sourcing patient cells (nearly 400 individual lines across more than 65 diseases sourced to date), reprogramming them to induced pluripotent stem cells, or iPSCs, and banking the resulting lines so that we can rapidly differentiate these cells into multiple tissue-specific states for downstream validation when needed.

We continue to build out additional biology tools and modules to further expand our search space, while maintaining a common, image-based endpoint to reduce complexity, increase flexibility and ensure the relatability of our ever-growing Data Universe. Over time, we plan to introduce additional variables such as variable imaging time points, 3D models and tissue-specific organoids that move our screens ever closer to human systems biology.

Chemistry Tools

Our in-house chemistry tools include physical compound collections, state-of-the-art compound storage and handling infrastructure, and high-precision analytical equipment. Our experienced team of chemists use this equipment, and a network of reputable CROs, to advance discovery efforts and deliver differentiated drug candidates.

We have access in-house to nearly one million small molecule starting points from a combination of commercial, semi-proprietary and proprietary sources and use this library to identify new chemical starting points for small molecule discovery campaigns. Approximately 500,000 of these compounds reside within the Recursion NCE library, curated by our medicinal chemists and designed for highly druggable chemical properties while avoiding undesirable chemical properties, such as poor solubility and permeability. While this library has been constructed to maximize chemical diversity, we have ensured that several analogs of many compound cores are included to help identify emergent structure activity relationships for early hits and enable rapid hit expansion into readily available analogs. Additionally, we have curated a selection of approximately 7,500 preclinical and clinical-stage compounds from public forums or filings, covering approximately 1,000 unique mechanisms, for which an abundance of existing data and annotations currently exist. Such molecules are frequently used as tools within our work and may be advanced as therapeutic programs if our maps reveal unique and previously undisclosed biological activity. Approximately another 500,000 compounds are from Bayer’s NCE library, for which we do not have structural information.

We plan to substantially increase the size and diversity of our NCE library over the coming years through a combination of partnerships and investments that are being made in our Closed Loop Automated Synthesis Suite (CLASS) which will eventually integrate sample management, synthesis and purification and in vitro ADMET and bioanalytical testing. We believe we have the potential in the next 3-5 years to meet or surpass the scale of large pharmaceutical company libraries that typically have between approximately 1.4 and 4 million compounds. Our next generation of wet-lab has been designed with the theoretical potential to store more than 60 million compounds onsite.

Figure 14. Our internal chemical libraries are highly diverse. This visualization of the structural diversity of approximately 200,000 compounds from one of our small molecule NCE libraries, where compounds are clustered based on descriptors using t-distributed stochastic neighbor embedding, demonstrates the evenly distributed and diverse nature of our compounds. This diversity increases the probability that we capture useful biochemical interactions across a broad range of biology.

Mass Compound Storage & Handling. We have invested in a sophisticated compound management infrastructure that allows for the environmentally controlled (temperature and humidity) storage of over one million compounds in tubes and plates. Our system enables rapid creation of purpose-built and custom libraries from our existing compound inventory. In addition, automated pipetting systems are in place to consistently aliquot and dilute these compounds into a variety of configurations for experimentation. All key events and lab data are tracked in our laboratory information management software, which integrates with experiment design and scheduling software, enabling accurate and seamless information tracking for our experiments.

Medicinal Chemistry/CMC Outsourcing. Our internal team of experienced medicinal chemists execute all drug design activities in-house but outsource drug synthesis and select ADMET assays to a network of reputable contract research organizations (CROs) with whom we have built well-established relationships. This may change with the build out of our CLASS system in the coming years. However, today external CROs provide easily scalable and project-specific resource flexibility, access to diverse chemistry expertise and rapid turnaround as we iterate on SAR. As programs advance into more advanced preclinical stages where synthesis at scale is of higher priority, our medicinal chemists work ever-closer with our CROs and internal chemistry, manufacturing and controls (CMC) group to craft detailed material plans for preclinical, IND-enabling and clinical supplies. We are also investing in the design and build out of a manufacturing facility that will enable us to synthesize and scale drug substance manufacture to support preclinical animal studies and early human clinical trials.

Analytical and Bioanalytical Chemistry. We have built an analytical laboratory equipped with state-of-the-art liquid chromatography-mass spectrometry equipment. Our lab performs analytical work to assess compound purity and identification for quality controls, bioanalytical work measuring compound levels in plasma and tissue samples from in vivo ADME and efficacy studies and plasma protein binding and permeability studies. Furthermore, this team carries out biomarker identification and validation activities in support of preclinical and clinical translational efforts. Further, we are investing in the design and build out of our Closed Loop Automated Synthesis Suite (CLASS). As currently designed, this suite will eventually integrate, both physically and virtually, sample management, synthesis and purification and in vitro ADMET and bioanalytical testing. The suite will be built on our digitalization, analytics and informatics capabilities to create an integrated computational platform with visualization tools, in-silico predictive models and retrosynthetic intelligence when fully mature. This suite will allow us to industrialize the synthesis of small molecules and subsequent data generation at scale

Cell Culture

We have built a state-of-the-art cell culture facility to consistently produce high-quality, mammalian cells, such as vein, kidney, lung, liver, skin and blood cell subsets, that go into each experiment run on our platform and in subsequent validation. We utilize a toolbox of in vitro cell culture techniques to scale production while driving down costs. This includes the graduated use of small scale flasks, with a 25 cm2 growth surface area, to large-scale, single-use bioreactors, with a combined 575,000 cm2 growth surface area that enables us to generate 25 billion human cells, enough for up to 8,000, 1536-well plates for screening.

We have on-boarded innovations including large scale, microcarrier-based, suspension culture systems to reduce footprint and increase growth surface for additional scale. Additionally, our cell culture facility is now fully equipped to perform work using human induced pluripotent stem cell (iPSC) lines, including: (i) CRISPR genome editing technologies to generate knock-out or knock-in lines (ii) differentiation of human induced pluripotent stem cells at large scale and (iii) increased cryostorage capacity for pluripotent cell lines and differentiated cell products. We will continue to onboard additional cutting-edge innovations to scale our work further.

Table 2. Numerous and diverse cell types onboarded to our platform enable us to broadly interrogate biology. Approximately 40 human cell types have been onboarded to our high-throughput discovery systems to date, spanning primary cells, cell lines and cells derived from iPSCs.

We maintain a strong track record of quality and consistency in our cell culture facility by implementing facility design and control systems that are uncommon among technology-enabled drug discovery companies. These designs and controls include rigorous process validation and documentation, a personnel training and qualification program, and routine quality monitoring. Our quality system is designed such that we routinely monitor our performance to identify and implement the appropriate preventive and continuous improvement actions.

Lab Robotics

We have assembled and synchronized robotic components, such as liquid dispensers, plate washers and incubation stations, that enable us to efficiently execute up to 2.2 million experiments per week with only a small team overseeing the process at any given time. These robotic systems are modular by design and easily configurable to allow us to create complex and variable workflows. This flexibility is essential for executing experiments using our diverse biological tools (e.g., genetic and soluble factors) and chemical libraries at scale and with high quality.

We ensure our lab generates consistent, accurate and precise data through the use of multiple systems: facility controls to prevent contamination of cells, rigorous assay validation and instrument qualification to ensure consistency, and routine quality monitoring to capture data automatically and track all critical experiment specifications. Our quality system is designed such that we routinely monitor our performance to identify and implement the appropriate preventive and continuous improvement actions.

Figure 15. Our high-throughput automation platform looks more like a sophisticated manufacturing facility than a biology R&D laboratory. Our platform can execute up to 2.2 million experiments each week with high-quality to enable downstream analyses.

Figure 16. The automated workflow used to generate our large-scale, image-based dataset. A core dataset in the Recursion Data Universe is based on over one billion labeled images of human cells generated across millions of unique perturbations (i.e., gene knockout, soluble protein factor addition, drug addition or combinations thereof) generated in our own wet laboratories.

Our laboratory operates approximately 50 weeks each year. Since 2017, we have at least doubled our throughput every year while meeting our quality benchmarks. We have achieved this level of operational excellence by integrating state-of-the-art technology and adopting lean manufacturing principles. Our move to mapping and navigating biology using inference, and away from brute-force screening, has relieved some of the demand for exponential scaling of our platform moving forward.

Temporaty Laboratory Closure Due to
COVID-19 Remote Work Transition
2,500
2,000
1,500
1,000
500
0
Experiments (Thousands)
2017
2018
2019
2020
2021
Week

Figure 17. The experimental throughput of our high-dimensional phenomics assay has scaled significantly over time. The capabilities of our phenomics assay have grown throughout 2021 with quick recovery following a COVID-19-induced, full-office closure in early 2020.

Data Capture

The Recursion Data Universe contains nearly 13 petabytes of highly relatable biological and chemical data spanning multiple different “omic” modalities. We have invested in state-of-the-art equipment to capture this data at scale and processes to ensure that the highest quality data are fed into the Recursion Data Universe.

High-Throughput Microscopy. Central to the Recursion Data Universe is our image-based dataset. As of December 2021, we operate 20 ImageExpress microscopes in our labs, which we believe to be the greatest single number of such systems in a single facility anywhere. These microscopes run nearly continuously, capturing over 155,000 fluorescent microscopy images every hour across six imaging channels. Alerts are automatically triggered if quality issues are detected, enabling our teams to quickly reimage our experimental conditions to obtain higher quality data. Upon imaging, our digital data pipeline immediately uploads these images to the cloud where they are processed within seconds. On a weekly basis, our pipeline captures, uploads and processes up to 110 terabytes of imaging data to add to the Recursion Data Universe.

High-Throughput Sequencing. Our high-throughput sequencing system enables us to profile transcriptomic measurements in house for any cell type and biological perturbations we develop. As of December 2021, this system includes two Illumina NovaSeq 6000 production scale sequencers. These sequencers currently process 6,100 individual transcriptome samples per week in development operations, and we anticipate a full production capacity of 44,000 transcriptomes a week in the future. Additionally, we have installed a 10x Chromium X instrument capable of performing single cell RNAseq workflows and are currently in the process of validating this assay. The addition of the single cell RNAseq platform will allow us an additional level of granularity in assessing transcriptional changes not capable with other transcriptomic methods.

In Vivo Data Collection. We use our proprietary cage hardware and continuous, high-resolution video systems to collect InVivomics data at scale. In 2021, we had 19 cage systems operational, actively surveying a total of 931 possible simultaneous in vivo subjects undergoing pharmacokinetics, efficacy and safety studies of our drug candidates, as well as R&D studies to unlock future predictive assays. This data is uploaded to the cloud where it is automatically analyzed. Readouts are provided back to our scientists and integrated into our Recursion Data Universe.

Figure 18. Our proprietary, scalable Smart Housing System for in vivo studies automatically collects and analyzes video and sensor data from all cages continuously.

Additional Data Collection Systems. Beyond phenomics, orthogonomics and InVivomics, we continuously capture experimental data from bespoke assays as we validate our discovery programs. Example data capture infrastructure includes multiplexed readouts for biological analytes, flow cytometry and electric cell-substrate impedance testing. As this data is generated, it is included in our data warehousing system that connects one-off experimental assays with the rest of the Recursion Data Universe.

Technology Stack

The Recursion OS is built on top of a core technology stack that is highly scalable and flexible. We have adopted a ‘hybrid-cloud’ strategy, leveraging the benefits of both public and private cloud infrastructure depending on the context and our needs:

•Public Cloud. The public cloud is our default choice for production workloads and applications. The scale, elasticity of compute and storage and economies of scale offered by public cloud computing providers enable us to cost-effectively execute our strategy.

•Private Cloud. The private cloud, or edge computing, is used to integrate our lab data flows, including the upload of data to the public cloud.

•BioHive-1 and High Performance Computing in a Private Cloud. In December 2020, we made a significant investment to expand our computing power, purchasing a world-class supercomputer named BioHive-1. BioHive-1 is built on NVIDIA’s DGX SuperPod architecture and ranked 97th on the most recent TOP500 list of the world’s most powerful supercomputers as of November 2021. This new computing power allows us to iterate on new neural network architectures faster and more efficiently, accelerating our deep learning models and empowering our growing workforce of ML experts. Deep learning projects that took a week to run on our previous cluster can run in under a day on the new cluster.

Figure 19. We believe BioHive-1 is one of the most powerful supercomputers dedicated wholly to drug discovery for a single company. BioHive-1 consists of 40 NVIDIA DGX A100 640GB nodes which further expands our capability to rapidly improve ML models.

Enabling Software Tools

Alongside our infrastructure, we have built a suite of tools that empower our scientists to accurately design, execute and verify the quality of up to 2.2 million diverse experiments each week, spanning phenomic, orthogonomic and ADMET assays. Our tools, which take into account real-time onsite reagent supplies, enable consistent control strategies and design standards that make each week’s data relatable across time. Additionally, these tools automatically flag experiments or processes which miss quality requirements or stall at some point in the process and notify the appropriate Recursionaut, providing them the tooling needed for manual intervention. Elements of our Enabling Software Tool suite include:

•Experiment Design Tools: Proprietary Laboratory Information Management System (LIMS) to track reagent inventory and flexibly select compounds from our library, custom applications used to design large experimental layouts consisting of millions of perturbation conditions with appropriate randomization and control strategies, and proprietary algorithms for designing CRISPR gene editing guide RNAs for maximal knockout efficiency

•Experiment Execution and QC Tools: Suite of tools and dashboards to automatically execute and continuously monitor experimental protocols to ensure reliable experiment execution and custom web applications that enable our scientists to view and interact with microscopy images and associated meta-data from our phenomics platform for systematic QC at both the image- and plate-level.

Figure 20. Experiment Delight allows our biologists to design massive experiments while complying with our complex proprietary rules for layout. Experiment Delight is our internal experiment design tool used to rapidly create large-scale experiment sets with high flexibility, while integrating our proprietary rules for experiment layout learned over approximately a decade of iterative improvement. The graphical interface facilitates experiment plate layout specification.

The Recursion Data Universe

Figure 21. The Recursion Data Universe is at the core of the Recursion OS. The central asset of the Recursion OS is the Recursion Data Universe, encompassing multiple data types that compound together, the whole providing greater insight than the sum of the parts.

The Recursion Data Universe comprises nearly 13 petabytes of highly relatable biological and chemical data, including: phenomics, orthogonomics, ADMET assays, InVivomics and bespoke bioassay data. These different data modalities are highly complementary as we advance drug discovery and development programs. Phenomic data provides a broad, foundational layer of biological and chemical data, while other datasets provide greater translational insights. The size of the Recursion Data Universe has nearly doubled in the last year.

Figure 22. Diverse datasets within the Recursion Data Universe are highly complementary. The Recursion Data Universe consists of complementary datasets spanning multiple data modalities. While phenomics data can be generated cost-effectively and at scale, other datasets such as transcriptomics, proteomics and InVivomics offer increasing insight as we translate programs from early discovery through development.

Phenomics

At the core of the Recursion Data Universe is our proprietary cellular image dataset generated by our automated phenomics platform. While investigating various biological and chemical contexts, the readout remains constant: a fluorescent microscopy image that captures composite changes in cellular morphology; a cellular phenotype. We use our proprietary staining protocol to capture these changes in cellular morphology across nearly all of our phenomic experiments. This protocol, consisting of six subcellular dyes imaged in six different channels, has been optimized to capture a wide array of biology across nearly any human cell type that can be cultured and perturbed in laboratory conditions. As a result, we can capture the effects of a wide range of biological and pharmacological phenomena of interest, including phenotypic changes induced by small molecules, genetic gain- and loss-of-function, toxins, secreted factors, cytokines, or any combination of the above.

Figure 23. Our fluorescent staining protocol images multiple large cellular structures to capture a holistic assessment of cellular state. We use fluorescent dyes to stain a set of common cellular substructures that are subsequently captured using fluorescent microscopy imaging. Combined with tools from the Recursion OS, this complex and rich biological data modality can inform a host of scientific questions. The top image is a composite of the 6 channels. It is followed by each of the 6 individual channel faux-colored images of HUVEC cells: nuclei in blue, endoplasmic reticula in green, actin in red, nucleoli in cyan, mitochondria in magenta and Golgi apparatus in yellow. The overlap in channel content is due in part to the lack of complete spectral separation between fluorescent stains.

Cellular morphology is a holistic measure of cellular state that integrates changes from underlying layers of cell biology, including gene expression, protein production and modification and cell signaling, into a single, powerful readout. Images are also two-to-four orders of magnitude more data-dense per dollar than other -omics datasets that focus on these more proximal readouts, enabling us to generate far more data per dollar spent to inform our drug discovery efforts. Indeed, since 2017 we have approximately doubled the capacity of our phenomics platform each year and currently generate up to 13.2 million images or 110 terabytes of new data to the Recursion Data Universe per week across up to 2.2 million experiments. Lastly, our phenomics approach builds on the recent explosion of powerful computer vision and ML approaches driven by the technology industry over the last half decade. Modern ML tools can be trained to identify the most salient features of images without relying on any pre-selected, disease-specific subject matter expertise, even if these features are imperceptible to the human eye. Using these tools, we can capture the aggregate cellular response induced by a disease-causing perturbation or therapeutic, and quantify these changes in an unbiased manner, freeing us from human bias. In contrast, traditional drug discovery relies on presumptive target hypotheses and bespoke biological signaling assays that only capture narrow, pre-determined biology and thus limit the scope of biological exploration.

Figure 24. ML algorithms can detect cellular phenotypes that are indistinguishable to the human eye. Most morphological differences within our images are too subtle for the human eye to detect, but ML algorithms like those we deploy in our Recursion OS can readily distinguish between them. The heatmap of similarities shown here between learned embeddings of these images shows clear separation of highly similar cellular changes while even well-trained cell biologists or pathologists would be hard-pressed to describe consistent differences between these cell cultures.

Orthogonomics

Phenomics provides cost-effective, information-rich and functional biological data well-suited for broad biological exploration. However, other data modalities such as transcriptomics and proteomics can be highly complementary. Both of these approaches generate supplemental data that can be useful for i) unraveling the mechanism of action by which a compound is active and/or ii) more precisely measuring (and confirming) a compound’s functional activity and efficacy. While the costs to measure bio-molecules using these approaches are orders of magnitude more expensive compared to phenomics, this data can be highly informative in order to advance programs. In particular, when used in a targeted manner (e.g., to follow up on predicted potential mechanisms of action) rather than broad primary profiling, orthogonomic approaches may deliver net value even at a higher per-measurement cost. Additionally, if we are able to generate this data cost-effectively and at scale, we may be able to significantly reduce the time needed to develop specific assays on a per bio-molecule basis. Collectively, we refer to these alternative modalities as orthogonomics, the generation and integration of orthogonal -omics-level datasets as a part of the Recursion Data Universe.

Scaled Transcriptomics. We have developed an in-house laboratory process capable of profiling over 20,000 genes from samples drawn from any of our biological modules. Throughout 2021 we leveraged our transcriptomic data generation engine to accelerate our biological understanding of many of our programs. We currently have the capability of processing up to 6,100 individual transcriptome samples per week, and have generated 91,400 whole transcriptome observations as of the end of 2021. The incorporation of in-house production-scale sequencers has reduced our transcriptomics data turnaround time by 70%. We intend to continue to develop, mature and scale this technology as a means to obtain valuable orthogonal data and a deeper understanding of the biology and pharmacology of our programs and lead molecules.

Proteomics. In 2021, we executed thousands of screens of proteomic samples, obtaining proteoprints for over 7,000 proteins for each in vitro and in vivo sample studied, and leveraged this data across over a dozen internal programs to inform our research operating plans and obtain a deeper understanding of the biology and pharmacology of our programs and lead molecules.

Other Scaled -omics. Exploration and development of scaled metabolomics and lipidomics are on our roadmap as additional medium-throughput mechanisms for orthogonal validation.

ADMET Assays

While our phenomics platform has historically been used to identify signals of compound efficacy, we explored the use of our image-based readout to predict ADMET properties of promising compounds early in the drug discovery process. Poor in vivo pharmacokinetics, including unwanted side effects, are a major driver of late-stage drug program failures.

To train predictive ADMET models, our team has built large-format ADMET datasets spanning various compound liabilities including CYP inhibition, which can indicate a risk of complication from drug-drug interactions and hERG liabilities, which can suggest a heightened risk for heart arrhythmias. This ADMET data has been combined with phenomic and compound structure data to create early predictive models, winnowing those drug candidates with a higher likelihood of potential liabilities before investing time and resources.

InVivomics

In vivo studies are an important tool for providing an assessment of the efficacy and safety of a compound within the context of a complete, complex biological system. Similar to other steps within the drug discovery and development process, conventional in vivo studies are fraught with human bias and limited in the endpoints that they measure. Using our In Vivo Data Collection Infrastructure, we can collect more holistic measurements of an individual animal’s behavior and physiological state using continuous video feeds and our proprietary animal cages, surveilling animals in their home environment. By automating the process of data collection, we can amass uninterrupted data on animal behavior and physiology across days, weeks, or even months allowing for a more accurate and holistic assessment of the animal’s health state across the entirety of the study. This data can subsequently be used to create more abstract representations of animal behavior, potentially allowing us to rapidly phenotype new animal models and identify in vivo disease signatures that may be more relevant for assessing compound efficacy and potential liabilities.

Bespoke Assays

In addition to the large format datasets described above, our team is experienced at developing custom assays needed for program-specific validation at a smaller scale. These assays encompass diverse biomolecules, including nucleic acids, proteins and lipids, allowing for complete coverage across diverse therapeutic areas. Representative examples of these bespoke assays include high-content protein translocation readers and multiplexed readers to measure protein changes, qPCR or bead-based technologies to measure panels of transcript changes, mass spectrometry to measure more challenging biomolecules, electric cell-substrate impedance sensing and flow cytometry to measure distinct cellular subpopulations.

As this data is generated, it is included in our data warehousing system that connects bespoke assays with the rest of the Recursion Data Universe.

Navigating Tools

Our Navigating Tools are a rapidly growing suite of in-house software applications designed to process and translate data from the Recursion Data Universe into actionable insights for our research and development teams to accelerate programs.

Figure 25. Navigating Tools. Our Navigating Tools are a suite of proprietary data generation, discovery and development tools that explore and transform data into actionable insights. The combination of our proprietary data generation and software tools provides the basis for data-driven decision making.

Data Processing Tools

To understand, explore and relate new or existing data in the Recursion Data Universe, we must normalize, transform and analyze the data. Our tools in this layer manage the streaming of our data at scale to the appropriate public and private cloud, the transformation of our images into mathematical representations through our in-house proprietary convolutional neural networks, and the standard and custom analyses performed on our data as parameterized and requested by users. Anomalies are flagged to the team for fast resolution.

Figure 26. We convert raw images into a list of features that allows cross-image comparison. Microscopy images are run through a deep convolutional network with an architecture similar to the one above. The network is trained on our phenomics data so that, layer by layer, each image is transformed into a list of 128 features representing the cellular biology in the image. The resulting features power downstream analysis.

Biological and Chemical Activity Assessment

Our activity assessment tools enable us to evaluate the robustness of diverse disease model phenotypes and subsequently measure the activity of potential therapeutic agents within these disease models. These tools are target-agnostic by design, explore cellular biology holistically and enable the exploration of many disease models and potential therapeutics simultaneously with no significant alteration to the core platform.

Figure 27. Our proprietary user interface enables our biologists to rapidly identify compounds with maximum positive effect on a disease phenotype while minimizing side effects. The results from our empirical hit identification screens allow drug discovery teams to rapidly explore results and focus on compounds that are believed to be the most promising.

Program Insights

We translate processed data into actionable insights which fall into two categories: i) insights into underlying biology and early therapeutic starting points and ii) insights into the specific chemical substrate of interest. We mine the Recursion Data Universe to predict therapeutic activity and behavior that may seed new NCE programs or new uses for KCE programs. We use an additional suite of tools to infer a compound’s mechanism of action and potential ADMET liabilities based on measures of similarity to other high-dimensional landmarks in our dataset and predictive models incorporating images and chemical structure.

PhenoMap. PhenoMap is a massive relational database of biological and chemical perturbation phenotypes that allow us, based on phenotypic similarity, to infer the relationship between any two perturbations (or groups of perturbations) in silico. To date, we are able to infer over 200 billion biological and chemical relationships, which are generated solely by ML tools without any human bias and may allow us to understand the mechanisms underpinning disease and how to manipulate them. For example, we can query the similarity (or dissimilarity) created by the CRISPR-engineered knockout of any two genes from our whole-genome arrayed CRISPR screen, revealing both known and novel drug targets never before described in scientific literature. We can also query the similarity between any small molecule in our library and all genetic knockouts, uncovering a compound’s mechanism of action and, most importantly, can infer the activity of such molecules against high-value drug targets. Our ability to probe the relationships between any perturbation in our library (spanning the genome and approximately one million small molecules) changes drug discovery from an iterative trial-and-error process into a computationally driven search problem.

Figure 28. The PhenoMap allows our team to simultaneously view multiple relationships between genes and compounds. Our PhenoMap enables us to rapidly explore inferred biological and chemical relationships in order to: i) discover targets, ii) predict active hits, iii) optimize for similar or dissimilar relationships, and iv) predict mechanisms of action.

We are looking to augment the above insights by including data and predictions related to physicochemical and structural information about compounds, synthesizable compounds not yet tested on our platform, ADMET assays, and in vivo experiments.

Compound Intelligence. Our Compound Intelligence (CI) tools generate early insights into specific therapeutic candidates, helping us to advance candidates with favorable properties while culling candidates with higher likelihoods of failure. Using one application of CI, we can elucidate the mechanism of action of NCE compounds either by comparing a compound’s phenotype to: i) those phenotypes from our whole-genome arrayed CRISPR experiments (querying whether the phenotype induced by inhibition of a small molecule mimics any genetic knockout in our library) or ii) those phenotypes induced by well-annotated compounds in our repurposing library. Using a different application within CI, we can use our growing ADMET dataset and computational models to predict specific ADME and toxicology endpoints for therapeutic candidates. Compounds with low predicted ADMET properties are advanced. Compounds with high predicted ADMET properties may be discarded or flagged for subsequent investigation.

Program Acceleration

Once insights have surfaced, our researchers have a suite of digital chemistry and translational tools at their disposal to optimize compounds and accelerate discovery and development programs.

Compound Atlas. Compound Atlas is a collection of our proprietary and commercially-available digital chemistry tools that enables our scientists to expand from promising therapeutic starting points into more diverse chemical structures using large, enumerated chemical libraries from vendors such as Enamine and WuXi. Scaffold Shopper, a module within Compound Atlas, can compare candidate compounds identified by our platform to over 12 billion ready-to-synthesize and off-the-shelf molecules based on our 3D chemical functionality and shape-based similarities within a matter of minutes and at a low computational expense. Additionally, we have built software that enables our chemists to rapidly assemble dense mini-libraries around reproducible and validated hit molecules to accelerate structure-activity relationship (SAR) establishment without requiring custom synthesis.

Figure 29. Scaffold Shopper enables our chemists to rapidly identify read-to-synthesize and off-the-shelf compounds for hit expansion. Comparisons are based on 3D chemical functionality and shape-based similarities generated within a matter of minutes and at a low computational expense.

Molecular Firehose. Molecular Firehose filters the expansive search results from Compound Atlas, so that our medicinal chemists can rapidly prioritize molecules of interest. Chemists can dynamically filter search results with a range of molecular properties and both 2D and 3D-based similarity scoring to better identify an appropriate compound set to order for synthesis from our chemical vendors.

Figure 30. Molecular Firehose filters multiple properties to rapidly identify viable compounds to synthesize.

InVivomics Research Suite

The InVivomics Research Suite is our proprietary collection of software tools that enable scientists to monitor and analyze behavioral and physiological data from ongoing and completed in vivo studies. Study data for individual animals or aggregated across study groups can be explored in near real-time, better ensuring that the final study data will be reproducible and interpretable. Continuous monitoring allows researchers to similarly flag unexpected effects that may arise from animal handling, dosing, or compound liabilities and modify or terminate the study as needed. At the end of the study, graphical and tabular data are automatically generated to aid in the evaluation of study results and the design of follow-up in vivo studies.

More importantly, continuous video feeds and our proprietary animal cages enable us to amass uninterrupted data on animal behavior and physiology across days, weeks, or even months. ML tools within our InVivomics Research Suite can then be used to create more abstract representations of animal behavior, allowing us to rapidly phenotype new animal models and identify in vivo disease signatures that may be more relevant for assessing potential compound safety and efficacy attributes.

Figure 31. InVivomics Research Suite allows our team to track and analyze a broad range of data in ongoing animal studies. These tools enable our in vivo scientists to monitor individual subjects through near real-time video feed and data generation and review study level data.

Data Warehousing System

We employ a data warehousing system that encompasses the Recursion Data Universe, electronic lab notebooks generated by our research scientists, and technical analyses posted to our internal knowledge repository by our data and ML scientists. This data warehousing system is centralized and accessible for authorized Recursionauts and helps preserve institutional knowledge, further collective learning, and generate ideas for new discovery and development tools.

Bridging from Recursion OS Insights to Program Advancement

Reason to Believe. In order to identify novel program starting points, it is critical that the Recursion OS can accurately predict relationships across diverse domains of biology. To confirm the accuracy of our predictions, we have demonstrated that our approach recapitulates hundreds of well-known biological pathways. In the example below, we illustrate our map based predictions for approximately 150 gene knockouts from canonical biological pathways and known agonists or antagonists of these same pathways. By comparing the phenotypes induced by these perturbations to one another using our Recursion OS, we observed that each perturbation creates a unique phenotype and phenotypes form clusters that recapitulate well-understood biological pathways, including genes involved in Bcl-2 signaling, NF-KB signaling, RAS signaling, JAK/STAT signaling, and TGFß signaling.

Figure 32. Inferred relationships between genes and small molecules faithfully recapitulate well known biology. Above, we show a visualization of approximately 0.00001 % of our map of biology (~22,500 of 203 billion predicted relationships) produced by our Recursion OS for well studied genes and small molecules. Increasingly dark shades of red reflect an increasing degree of phenotypic similarity. Increasingly dark shades of blue reflect an increasing degree of phenotypic oppositeness or anti-similarity (which often suggest inhibitory relationships between genes, though possibly distal). Highlighted sections reveal expected relationships along well-studied biological pathways.

These findings not only validate the accuracy of our inference relationships, but also suggest that we can use our approach of mapping and navigating biology and chemistry to identify new drug targets or early therapeutic starting points to seed new drug discovery programs. While there is no typical drug discovery program, most programs proceed as follows.

Step 1: Navigate the Map to Identify Novel Biological Targets and/or Early Therapeutic Starting Points. Using the Recursion OS, we can profile, map, and subsequently navigate relationships among diverse biological perturbations, including CRISPR gene knockouts, soluble factors, bacterial toxins and small molecules based on the similarity (shades of red in the figure above) or anti-similarity (shades of blue in the figure above) of each perturbation’s high-dimensional phenotype. Using these relationships, we can elucidate both potential novel drug targets or early potential therapeutic compounds to start new drug discovery programs. With more than 200 billion predicted relationships, there are more potential programs in our maps of biology than we can prosecute. For example, at a ‘hack-week’ in 2021, more than 100 potential new drug discovery programs were elucidated by about a dozen teams over 7-10 days using these maps. The maps mean that generating a program hypothesis requires no new wet-lab work; scientists simply use our software tools to navigate biology and chemistry.

Step 2: Empirically Confirm Map-Based Insights. Having selected a target and/or compound of interest based on its inferred activity, we then physically screen candidate compounds in the disease-relevant background to confirm our predictions. These experiments, deemed ‘lightning screens,’ are designed to confirm predicted relationships of interest from our map within 1-4 weeks. Data from the direct confirmation of a map-based insight is funneled back to project teams who can then make go/no-go decisions on initiating a program.

Step 3: Orthogonally Validate Insights. In addition to understanding and refining the chemistry (see steps 4 and 5 below), project teams build research operating plans based on confirmed map-based insights. These plans span orthogonal in vitro validation of the relationship (e.g., using various cellular -omics technologies, such as transcriptomics), bespoke assay development and evaluation, animal model validation and/or patient-derived cellular assay evaluation. We strive for independence in our validation both in the disease models used (e.g., in vivo models, in vitro systems) and in the endpoints measured (e.g., phenomics vs. transcriptomics vs. tumor growth in an in vivo model).

Step 4: Predicting the Mechanism of Action. Having confirmed our predictions empirically, for NCE programs, our medicinal chemists work to further understand the mechanism by which compounds are operating using our maps, often in parallel with our orthogonal validation work in step 3 above. Our compound library contains approximately six thousand compounds with well-annotated mechanisms of action. Using our mapping and navigating software tools and the phenotypes from these compounds, as well as from thousands of genes that we have knocked out using our CRISPR-gene editing tools, our chemists can compare the phenotypes of our validated compounds to these high-dimensional landmarks and assess their degree of similarity to identify potential mechanisms of action.

Figure 33. Compounds with the same mechanism cluster together phenotypically. A UMAP plot where each dot represents a different compound. Compounds that are phenotypically similar reside closer together and recapitulate mechanistic similarities.

Step 5: Optimize Validated Compounds into Viable Drug Candidates. While a compound may be active in our screens, most early therapeutic starting points have low potency and undesirable drug properties and must be optimized before advancing into in vivo and, ultimately, human studies. During the lead optimization process, our chemists rely upon our phenomics platform to repeatedly measure changes in compound potency and selectivity that result from changes in compound structure. Our chemists also take advantage of our burgeoning suite of proprietary digital chemistry tools to conduct chemical expansion exercises across more than 12 billion molecules in our in silico library which we can then order for validation on the platform.

Because this process may extend over several months, it is critical that our platform assay is highly stable over time. To ensure this stability, we test that our assay can reproduce specific measures of compound activity, such as a compound’s EC50 (the concentration of a drug that gives half-maximal response) or max-effect (the maximal response), in experiments run weeks, or even months, apart.

In the example below, we ran four separate experiments of a HIF2a inhibitor known to be active against our VHL disease model over a period of three months. Dose-response curves across all four runs demonstrate a high degree of overlap, including highly similar EC50s and max-effect. Our calculated minimum significance ratio from this study, a common industry metric of in vitro assay reproducibility over time, is 1.076, which is highly robust by industry benchmarks7. These results demonstrate the stability of our assay and the ability to use our phenomic platform as a basis for SAR.

Figure 34. Compound activity is reproducible across experimental runs. Dose response curves from multiple runs of the same tool compound against our disease model for VHL loss-of-function show high consistency with a minimum significance ratio of 1.076.

Step 6: Select and Advance Drug Candidates into Clinical Trials. After optimizing therapeutic drug candidates, we select those compounds that have the best chemical properties to advance through development and ultimately clinical trials. We have built the internal capabilities to drive clinical candidates through IND-enabling studies, regulatory approval processes, and human clinical studies. Collectively, members of our team have been involved in over 700 clinical programs, including recently completing our first SAD and MAD studies in 2019 and 2020, respectively. Additionally, we work closely with a team of external consultants across regulatory, CMC, and clinical operations to ensure execution success.

Our Programs - Deep Dive

Every program at Recursion is a product of our Recursion OS. Our wholly-owned programs are built on unique biological insights surfaced through the Recursion OS and target diseases where: i) the disease-biology is well defined and ii) there is high unmet medical need, there are no approved therapies, or there are significant limitations to existing treatments. Several of our programs target indications with market opportunities expected to be near to or in excess of $1.0 billion in annual sales and we are preparing four programs to enter Phase 2 or Phase 2/3 clinical trials within the first three quarters of 2022 and a fourth program to enter a Phase 1 clinical trial within the second half of 2022.

7 Haas JV, Eastwood BJ, Iversen PW, et al. Minimum Significant Ratio – A Statistic to Assess Assay Variability. 2013 Nov 1 [Updated 2017 Nov 20]. In: Markossian S, Sittampalam GS, Grossman A, et al., editors. Assay Guidance Manual [Internet]. Bethesda (MD): Eli Lilly & Company and the National Center for Advancing Translational Sciences; 2004.

Figure 35. Examples of current Recursion programs falling into our First, Second and Next Generation paradigms. The earliest iterations of the Recursion OS leveraged brute-force search (where small molecules were tested directly in the context of each disease model we built) and used a small molecule library restricted primarily to known chemical entities. Programs arising from this iteration of the Recursion OS are deemed First Generation Programs. As we developed our chemistry capabilities and new chemical entity library at Recursion, Second Generation Programs arose, though the throughput needed to screen large libraries of new chemical entities presents a powerful but relatively inefficient solution. Today, most of our new programs, as well as new partnerships or expansions of prior partnerships, are Next Generation Programs, whereby we use our maps of biology to navigate to novel or unexpected relationships between molecules (known or new chemical entities) and then validate those predictions in our wet-labs.

•Recursion’s First Generation of Potential Medicines. The following programs represent the novel use of a known chemical entity discovered using early iterations of the Recursion OS.
◦REC-994 for the treatment of cerebral cavernous malformation, or CCM— Phase 2a enrolling patients at the time of filing. Orphan Drug Designation granted in the US and EU.

◦REC-2282 for the treatment of neurofibromatosis type 2, or NF2—expected Phase 2/3 initiation in Q2 2022. Orphan Drug Designation in the US and EU, as well as Fast-Track Designation in the US, have been granted.

◦REC-4881 for the treatment of familial adenomatous polyposis, or FAP—expected Phase 2 initiation in Q3 2022. Orphan Drug Designation granted in the US.

◦REC-3599 for the treatment of GM2 gangliosidosis, or GM2—expected Phase 2 initiation in 2024.

•Recursion’s Second Generation of Potential Medicines. The following programs arose from a brute-force approach leveraging either an expanded internal new chemical entity library or a partner new chemical entity library.

◦REC-3964 for the treatment of C. difficile colitis— expected Phase 1 initiation in 2H, 2022

◦REC-64917 for Neural or Systemic Inflammation

◦Multiple simultaneous programs in fibrosis advancing with Bayer

•Recursion’s Next Generation of Potential Medicines. The following programs represent a promising subset of known or new chemical entities discovered and developed using the latest Recursion OS mapping and navigating tools.
◦REC-65029 and derivatives or functionally related series for the Treatment of HRD-negative Ovarian Cancer by leveraging a potentially novel target insight
◦REC-648918 and derivatives or functionally related series to enhance anti-tumor immune response leveraging a potentially novel target insight (Target Alpha)
◦REC-2029 for the treatment of Wnt-mutant Hepatocellular carcinoma
◦REC-14221 and derivatives or functionally related series for the treatment of solid and hematological malignancies using indirect MYC inhibition
◦REC-64151 and derivatives or functionally related series for the treatment of immune checkpoint resistance in KRAS/STK11 mutant non-small cell lung cancer
◦Potential future programs in fibrosis with Bayer or in neuroscience or a single oncology indication with Roche and Genentech

In addition to the programs highlighted above, we are actively developing dozens of additional programs which may prove to be drivers of our future growth. As we have significantly expanded our chemistry capabilities in the last year, and continue to invest deeply in these key elements of the Recursion OS, moving forward we expect that the vast majority of our new programs will be part of our Next Generation of potential programs discovered using our tools for mapping and navigating biology. We believe that the number of potential programs we can generate with our Recursion OS is key to the future of our company, as a greater volume of validated programs has a higher likelihood of creating value. The speed at which our OS generates a large number of product candidates is important, since traditional drug development often takes a decade or more. In addition, we believe that our large number of potential programs makes us an attractive partner for larger pharmaceutical companies. The static or declining level of R&D output at many large companies means that they have an ongoing need for new projects to fill their pipelines.

Figure 36. The power of our Recursion OS as exemplified by the breadth of active research and development programs. We have an expansive pipeline of internally-developed programs spanning multiple therapeutic areas and consisting of both new uses for existing compounds and new chemical entities, or NCEs, under active research and development. All populations are US and EU5 incidence unless otherwise noted. EU5 is defined as France, Germany, Italy, Spain and the UK. (1) Prevalence for hereditary and sporadic symptomatic population. (2) Annual US and EU5 incidence for all NF2-driven meningiomas. (3) Worldwide prevalence; conducting dose optimization study in animal model with a potential trial start in 2024 (4) US and EU5 prevalence (5) Our program has the potential to address a number of indications with systemic or neural inflammatory components. We have not finalized a target product profile for a specific indication. (6) Our program has the potential to address a number of indications driven by MYC alterations, totaling 54,000 patients in the US and EU5 annually. We have not finalized a target product profile for a specific indication. (7) Our program has the potential to address a number of indications in this space.

First Generation Program - REC-994 for Cerebral Cavernous Malformation

Early Discovery	Late Discovery	Preclinical	Phase 1	Phase 2	Phase 3

Summary

REC-994 is an orally bioavailable, superoxide, scavenger small molecule being developed for the treatment of CCM. In Phase 1 SAD and MAD trials in healthy volunteers directed and executed by us, REC-994 demonstrated excellent tolerability and suitability for chronic dosing. CCM is among the largest rare disease opportunities and has no approved therapies. We recently enrolled the first patient in a Phase 2 double-blind, placebo-controlled, safety, tolerability and exploratory efficacy study.

Disease Overview

CCM is a disease of the neurovasculature for which approximately 360,000 patients in the US and EU5 have been diagnosed or suffer symptoms. Less than 30% of patients with CCM experience symptoms, resulting in the disease being severely underdiagnosed and suggesting that well more than 1 million patients may have the disease in the US and EU5. CCM and its hallmark vascular malformations are caused by inherited or somatic mutations in any of three genes involved in endothelial function: CCM1, CCM2, or CCM3. Approximately 20% of patients have a familial form of CCM that is inherited in an autosomal dominant pattern. Sporadic disease in the remaining population is caused by somatic mutations that arise in the same genes. CCM manifests as vascular malformations of the spinal cord and brain characterized by abnormally enlarged capillary cavities without intervening brain parenchyma. Patients with CCM lesions are at substantial risk for seizures, headaches, progressive neurological deficits and potentially fatal hemorrhagic stroke. Current non-pharmacologic treatments include microsurgical resection and stereotactic radiosurgery. Given the invasive and risky nature of these interventions, these options are reserved for a subset of patients with significant symptomatology and/or easily accessible lesions. Rebleeds and other negative sequelae of treatment further limit the effectiveness of these interventions. There is no approved pharmacological treatment that affects the rate of growth of CCM lesions or their propensity to bleed or otherwise induce symptoms. CCM can be a severe disease resulting in progressive neurologic impairment and a high risk of death due to hemorrhagic stroke.

Product Concept

We are developing an orally bioavailable small molecule therapeutic designed to alleviate neurological symptoms associated with CCM and potentially reduce the accumulation of new lesions. REC-994 is an orally bioavailable small molecule superoxide scavenger with pharmacokinetics supporting once-daily dosing in humans. Mechanistically, the reduction of endothelial superoxide species has been shown to reverse the cellular pathogenesis of the disease. In addition, REC-994 exhibits anti-inflammatory properties which could be beneficial in reducing disease-associated pathology. Preclinical data have demonstrated benefit on acute to subacute disease-relevant hemodynamic parameters such as vascular permeability and vascular dynamics. Chronic administration in rodent genetic models of CCM has demonstrated long-term benefit in reduction of lesion number and/or size. REC-994 was well tolerated at up to 800 mg daily dosing in healthy human subjects enrolled in our Phase 1 study, and there were no severe adverse events at any dose tested. The safety results of the Phase 1 studies we executed support continued evaluation of REC-994 in a Phase 2 study. We licensed global rights for the data underlying our novel usage of REC-994 from the University of Utah in February 2016 and have obtained orphan drug designation in the US and EU.

Preclinical

The novel use of REC-994 for CCM was discovered leveraging knock-down of the disease gene CCM2 in primary human endothelial cells using the earliest form of the Recursion OS. In secondary orthogonal assays, REC-994 reversed defects in human endothelial cell-cell junctional integrity, a functional phenotype associated with the loss of CCM2.

REC-994 was subsequently tested in two endothelial-specific knockout mouse models for the two most prevalent genetic causes, Ccm1 and Ccm2. These mouse models faithfully recapitulate the CNS cavernous malformations of the human disease. Mice treated with REC-994 demonstrated a decrease in lesion number and/or size compared to vehicle treated controls. Notably, 24-hour circulating plasma levels of REC-994 in this in vivo experiment were consistent with exposures seen in humans at a 200 mg daily dose.

Figure 37. REC-994 reduces lesion severity in chronic mouse models of CCM Disease. Mice treated with REC-994 demonstrated a statistically significant decrease in the number of small-size lesions, with a trend toward a decrease in the number of mid-size lesions.

Clinical

We recently enrolled the first patient in a Phase 2 double-blind, placebo-controlled, safety, tolerability and exploratory efficacy study.

We conducted a SAD study in 32 healthy human volunteers using active pharmaceutical ingredients with no excipients in a Powder-in-Bottle dosage form. Results showed that systemic exposure (Cmax and AUC) generally increased in proportion to REC-994 after both single and multiple doses. Median Tmax and t1/2 appeared to be independent of dose. There were no deaths or SAEs reported during this study and no TEAEs that led to the withdrawal of subjects from the study. These data supported a MAD study in healthy human volunteers.

The MAD study was conducted in 52 healthy human volunteers and was designed to investigate the safety, tolerability, and PK of multiple oral doses of REC-994, to bridge from the Powder-in-Bottle dosage form to a tablet dosage form, as well as to assess the effect of food on PK following a single oral dose. Overall, multiple oral doses of REC-994 were well tolerated in healthy male and female subjects at each dose level administered in this study. There appeared to be no dose-related trends in TEAEs, vital signs, ECGs, pulse oximetry, physical examination findings, or neurological examination findings. Pharmacokinetic results support once-daily oral dosing with the tablet formulation.

Table 3. Summary Statistics for Plasma REC-994 Pharmacokinetic Parameters – Overall MAD Cohorts.

Table 4. Summary of Adverse Events from Phase 1 Multiple Ascending Dose Study. AE=adverse event; MAD=multiple ascending dose; SAE=serious adverse event; TEAE=treatment-emergent adverse event

We recently enrolled the first patient in an exploratory Phase 2 double-blind placebo-controlled, safety, efficacy and pharmacokinetics study of REC-994 in the treatment of symptomatic CCM. The study is enrolling patients with symptomatic CCM at least 18 years of age with anatomic CCM lesions demonstrated by MRI. The primary objective of the Phase 2 study will be to assess the safety and tolerability of daily dosing of a low and high dose group of REC-994 over 12 months, compared to placebo, in patients with symptomatic CCM. Exploratory secondary endpoints will include assessment of patient reported outcomes, imaging assessments, as well as established composite scales for neurological signs and symptoms.

Currently, there is no development or regulatory precedent or pathway for CCM drug development. We will undertake an exploratory Phase 2 to inform a pivotal trial design with guidance from the FDA.

Figure 38. Phase 2 clinical trial schematic for REC-994. Planned Phase 2 trial design to assess the efficacy and safety of REC-994 in patients with symptomatic CCM.

Competitors

There are two investigator-initiated clinical studies underway to study marketed therapeutics in CCM patients.

•Investigators at the University of Chicago are evaluating the efficacy of atorvastatin, or Lipitor, on reduction in hemorrhage rate in patients with CCM.

•Investigators at the Mario Negri Institute for Pharmacological Research in Italy are evaluating the efficacy of the approved beta blocker propranolol in reducing lesions and clinical events.

To our knowledge, the REC-994 program is the only industry-sponsored therapeutic program in clinical trials for CCM. If approved, REC-994 would be the first pharmacologic disease-modifying treatment for CCM, one of the largest areas of unmet need in the rare disease space.

First-Generation Program - REC-2282 for Neurofibromatosis Type 2

Early Discovery	Late Discovery	Preclinical	Phase 1	Phase 2	Phase 3
Summary
REC-2282 is a small molecule HDAC inhibitor being developed for the treatment of NF2-mutant meningiomas. The molecule has been well tolerated, including in patients dosed for multiple years, and potentially reduced cardiac toxicity that differentiates it from other HDAC inhibitors. In contrast to approved HDAC inhibitors, REC-2282 is both CNS-penetrant and orally bioavailable. We expect to enroll the first patient in an adaptive, parallel group, Phase 2/3, randomized, multicenter study in the second quarter of 2022.

Disease Overview

Neurofibromatosis Type 2 (NF2) is an autosomal dominant, inherited, rare, tumor syndrome caused by loss-of-function mutations in the NF2 tumor suppressor gene, which encodes the cell signaling regulator protein merlin. Loss of NF2 results in growth of the hallmark tumors that characterize this disease: vestibular schwannomas (VS) and meningiomas. The tumor types of VS and meningiomas seen in NF2 are among the most common in neuro-oncology. In addition, NF2 mutations give rise to spontaneous meningiomas, mesotheliomas, and underlie subsets of additional tumor types. Combined, we believe NF2-driven meningiomas occur in approximately 33,000 patients per year in the US and EU5. Patients with NF2 are diagnosed typically in their late teens or early 20s and present with hearing loss which is usually unilateral at the time of onset, focal neurological deficits, and symptoms relating to increasing intracranial pressure. Although the course of disease progression is highly variable, most patients are rendered deaf, and many will eventually need wheelchair assistance due to progressive neurological decline. The standard of care is surgery or radiosurgery and patients may require multiple operative procedures during their lifetime. Although surgery or radiation can be effective in controlling tumor growth, most surgical procedures result in morbidity related to neurological deficits based on the location of the tumor. Hearing loss, facial nerve palsy, and moderate facial nerve dysfunction are also common surgical outcomes. Radiation can induce malignant transformation which in turn makes surgery more complex. In addition, tumors may recur post-surgical resection along with the growth of new tumors. NF2-associated tumors and treatment related morbidity can lead to earlier than expected mortality. If left untreated, NF2-driven tumors can result in death resulting from rising intracranial pressure.

Product Concept

REC-2282, is an orally bioavailable, CNS-penetrating, pan-histone deacetylase, or HDAC, inhibitor with PI3K/AKT/mTOR pathway modulatory activity. By comparison to marketed HDAC inhibitors, REC-2282 is uniquely suited for patients with NF2, and NF2-mutant CNS tumors, due to its oral bioavailability and CNS-exposure. NF2 disease is driven by mutations in the NF2 gene, which encodes an important cell signaling modulator, merlin. Loss of merlin results in activation of multiple signaling pathways converging on PI3K/AKT/mTOR among others. Human clinical pharmacodynamic data supports the role of REC-2282 in inhibiting activity of multiple aberrant signaling pathways in NF2-deficient tumors. HDAC inhibitors induce growth arrest, differentiation, and apoptosis of cancer cells. We obtained a global license for REC-2282 from the Ohio State Innovation Foundation in December 2018. Orphan drug designation for REC-2282 in NF2 has been granted in the US and EU. Fast Track Designation for REC-2282 in NF2-mutated meningioma was granted in the US in 2021.

Figure 39. REC-2282 acts on an important pathway in tumor development to inhibit the growth of tumor cells. A potential mechanism of action of REC-2282 in NF28.

Preclinical

The novel use of REC-2282 for NF2 was discovered leveraging the knock-down of the disease gene NF2 in human cells in the Recursion OS. We did not see similarly robust responses in the context of many other tumor suppressor genes studied, suggesting some specificity of the mechanism in the context of NF2 loss of function.

Figure 40. Impact of REC-2282 on NF2 model in the Recursion OS. REC-2282 reversed the effects of knock-down of NF2 in primary human cells using our phenomics assay.

8 Adapted from Petrilli and Fernández-Valle. Role of Merlin/NF2 inactivation in tumor biology. Oncogene 2016 35(5):537-48

After we discovered the novel use of REC-2282 for NF2 using our platform, we performed a literature search to better understand the molecule and validate disease models. At that time, we discovered that REC-2282 had been shown to inhibit in vitro proliferation of vestibular schwannoma, or VS, and meningioma cells by inducing cell cycle arrest and apoptosis at doses that correlate with AKT inactivation. In preclinical models, REC-2282 inhibited the growth of primary human VS and NF2-deficient mouse schwannoma cells, as well as primary patient-derived meningioma cells and the benign meningioma cell line, Ben-Men-1.

In animal models of NF2, REC-2282 suppressed in vivo growth of an NF2-deficient mouse vestibular schwannoma allograft. In addition, REC-2282 suppressed in vivo growth human vestibular schwannoma xenograft models in mice fed, either a standard diet of rodent chow, or chow formulated to deliver 25 mg/kg/day REC-2282 for 45 days. REC-2282 also suppressed the growth of an orthotopic mouse model of NF2-deficient meningioma using luciferase-expressing Ben-Men-1 meningioma cells. These animal data served as a functional and orthogonal validation of our platform findings.

Figure 41. REC-2282 prevents tumor growth in Vestibular Schwannoma xenografts. REC-2282 significantly reduces the mean size of VS xenografts in SCID-ICR mice. Error bars shown are the 95% CI. P=0.006. Adapted from Jacob, 2011. REC-2282 also suppressed the growth of Ben-Men-1-LucB tumor xenografts as measured by tumor luminescence. Adapted from Burns, 2013.

Clinical
We expect to initiate a parallel group, two-staged, Phase 2/3, randomized, multicenter clinical trial within the next quarter.

Previous clinical work conducted in investigator-initiated trials and trials sponsored by Arno Therapeutics (no longer a licensor of Ohio State University for this molecule) includes human exposure to REC-2282, previously referred to as AR-42. A total of three completed studies in adult human subjects were conducted in the United States in patients with solid or hematological malignancies. Published data from Ohio State University reflects that a total of 77 patients were treated with REC-2282 in doses ranging from 20 mg to 80 mg three times a week for three weeks followed by one week off-treatment in four-week cycles. Multiple patients were treated for multiple years using this dosing regimen at the 60 mg dose and the longest recorded treatment duration is 4.4 years at the 40 mg dose. The majority of adverse events were transient cytopenia that did not result in dose reduction or stoppage. The MTD in patients with solid tumors was determined to be 60 mg. The REC-2282 plasma exposure in patients with hematological malignancies and solid tumors generally increased with increasing doses. There were no consistent signs of plasma REC-2282 accumulation across a 19-day administration period nor obvious differences in PK between hematologic and solid tumor patients.

In another early Phase 1 pharmacodynamic study by Ohio State University, it appears that REC-2282 suppressed aberrant activation of ERK, AKT, and S6 pathways in vestibular schwannomas resected from treated NF2 patients. These results may be difficult to achieve with single pathway inhibitors of ALK or MEK.

We are planning to initiate an adaptive, parallel group, two-staged, Phase 2/3, randomized, multicenter study to evaluate the efficacy and safety of REC-2282 in patients with progressive NF2 mutated meningiomas with underlying NF2 disease and sporadic meningiomas with documented NF2 mutations.

The study is designed to accelerate the path to potential product registration by allowing for initiation of a confirmatory Phase 3 study prior to full completion of Phase 2. It is a combined Phase 2-3 study design, beginning with a Proof-of-Concept Phase 2 portion in which 20 adult subjects (and up to nine adolescent subjects) will begin treatment on two active dose arms. Subject safety will be monitored by an independent Data Monitoring Committee, which will apply dose modifications and stopping rules as indicated. After all 20 adult subjects have completed six months of treatment, an interim analysis will be performed for the purposes of 1) determination of go/no-go for Phase 3 portion of the study, 2) selection of the dose(s) to carry forward, 3) re-estimation of sample size for the planned Phase 3, and 4) agreement from FDA to initiate Phase 3. Subjects in the Phase 2 will continue treatment for up to 26 months total and then have the option to enroll in an Open Label Extension study. The Phase 3 portion of the design currently requires recruitment of an additional 60 subjects (adult and potentially adolescent subjects), who will receive treatment for up to 26 months. The planned primary endpoint is Progression-Free Survival (PFS).

Figure 42. Phase 2/3 clinical trial schematic for REC-2282. Planned Phase 2/3 trial design to assess the efficacy and safety of REC-2282 in meningioma patients.

Competitors

There are currently four active programs in clinical development targeting NF2-driven brain tumors.

•Brigatinib, an approved ALK inhibitor for NSCLC from Takeda Pharmaceuticals, is in Phase 2 for NF2 disease meningioma, vestibular schwannoma and ependymoma.

•Crizotinib, an ALK/ROS1 inhibitor, is being studied in an investigator sponsored Phase 2 study in progressive vestibular schwannoma in NF2 patients.

•Selumetinib, a MEK inhibitor from AstraZeneca, is being studied in a Phase 2 trial for NF2 related tumors.

•GSK2256098, a FAK inhibitor from GlaxoSmithKline, is being studied in a basket Phase 2 for meningiomas with a variety of targeted therapies and genetic alterations, including NF2 mutation.
First Generation Program - REC-4881 for Familial Adenomatous Polyposis (FAP)

Early Discovery	Late Discovery	Preclinical	Phase 1	Phase 2	Phase 3
Summary
REC-4881 is an orally bioavailable, non-ATP-competitive allosteric small molecule inhibitor of MEK1 and MEK2 being developed to reduce polyp burden and progression to adenocarcinoma in FAP patients. REC-4881 has been well tolerated in prior clinical studies, consistent with the intended use and has a gut-localized PK-profile in humans that is highly advantageous for FAP, and potentially other APC-driven gastrointestinal tumors. We expect to enroll the first patient in a Phase 2, double-blind, randomized, placebo-controlled basket trial in the third quarter of 2022.

Disease Overview
FAP is a rare tumor syndrome affecting approximately 50,000 patients in the US and EU5 with no approved therapies. FAP is caused by autosomal dominant inactivating mutations in the tumor suppressor gene APC, which encodes a negative regulator of the Wnt signaling pathway. FAP patients develop polyps and adenomas in the colon, rectum, rectal pouch, stomach, and duodenum throughout life. These growths have a high risk of malignant transformation and can give rise to invasive cancers of the colon, stomach, duodenum, and rectal tissues. Standard of care for patients with FAP is colectomy in late teenage years. Without surgical intervention, affected patients will progress to colorectal cancer by early adulthood. Post-colectomy, patients receive endoscopic surveillance every 6-12 months to monitor disease progression given the ongoing risk of malignant transformation.
Despite surgical management, the need for effective pharmacological therapies for FAP remains high due to continued risk of duodenal and desmoid tumors post-surgery. These tumors occur in the majority of patients and surgical resection of these tumors can be associated with significant morbidity. NSAIDs, such as sulindac or celecoxib, are sometimes used to treat these tumors, but have limited efficacy and do not impact pre-cancerous lesions. While surgical management and surveillance have improved the prognosis for FAP patients, desmoid tumors remain a major cause of death in patients with FAP following colectomy.
Product Concept
Our REC-4881 candidate is an orally bioavailable, non-ATP-competitive allosteric small molecule inhibitor of MEK1 and MEK2 (IC50 2-3 nM and 3-5 nM, respectively) that has demonstrated potent reduction in polyps and dysplastic adenomas, in the Apcmin mouse model of FAP. In a previous Phase 1 clinical study run by Millennium Pharmaceuticals, 51 patients with solid tumors were treated with REC-4881 and did not demonstrate the typical ocular toxicities associated with this class. REC-4881 exhibits extremely low hepatic metabolism and its primary route of elimination is through biliary excretion and gastrointestinal elimination, which may allow it to achieve preferential exposure at tumor sites in the duodenum and lower gastrointestinal tract with reduced systemic exposures and toxicity. We obtained a global license for REC-4881 from Takeda Pharmaceuticals in May 2020. Orphan drug designation for REC-4881 in FAP and APC-driven tumors was granted by the FDA in 2021.
Preclinical
The novel use of REC-4881 for FAP was discovered leveraging knock-down of the FAP disease gene APC in human cells using the Recursion OS. We validated our findings using tumor cell lines and spheroids grown from human epithelial tumor cells with a mutation in APC. REC-4881 inhibited both the growth and organization of spheroids in these models and, in tumor cell lines, had well over a 1,000-fold selectivity range in cells harboring APC mutations.
Figure 43. Impact of REC-4881 on an APC model on the Recursion OS. REC-4881 reversed the effects of knockdown of APC in primary human cells using our phenomics assay.

We subsequently evaluated REC-4881 in a disease relevant preclinical model of FAP. Mice harboring truncated Apc, or Apcmin, were treated with multiple oral daily doses of REC-4881 or celecoxib (as a comparator) over an eight-week period. Mice treated with celecoxib had approximately 30% fewer polyps than did those treated with vehicle, whereas mice treated with 1 mg/kg or 3 mg/kg REC-4881 exhibited approximately 50% fewer polyps than vehicle-treated mice. Mice that were treated with 10 mg/kg REC-4881, the highest dose tested, exhibited an approximately 70% reduction in total polyps.

Figure 44. REC-4881 reduces GI polyp count in the Apcmin mouse model of FAP. GI polyp count after oral administration of indicated dose of REC-4881, celecoxib, or vehicle control for 8 weeks. Polyp count at start of dosing reflects animals sacrificed at the start of study (15 weeks of age). P < 0.001 for all REC-4881 treatment groups versus vehicle control.
In FAP, polyps arising from mutations in APC may progress to high-grade adenomas through accumulation of additional mutations and eventually to malignant cancers. To evaluate the activity of REC-4881 on both benign polyps and advanced adenomas, gastrointestinal tissues from mice treated with REC-4881 were histologically evaluated and polyps were classified as either benign or high-grade adenomas. While celecoxib reduced the growth of benign polyps in the model, a large proportion of polyps that remained were dysplastic. By contrast, treatment with REC-4881 specifically reduced not only benign polyps, but also precancerous high-grade adenomas, a finding with the potential for translational significance.
Figure 45. Disease progression of FAP begins with mutations in APC. Progression of benign APC-mutant polyps to high-grade adenomas and eventually malignant tumors occurs following the accumulation of additional genetic alterations9.
9     Adapted from http://syscol-project.eu/about-syscol/

Figure 46. REC-4881 reduces high-grade adenomas in the Apcmin mouse model of FAP9. Quantification of high-grade adenomas versus total polyps based on blinded histological review by a pathologist. While celecoxib reduces benign polyps, the majority of remaining lesions are high grade adenomas. By contrast, REC-4881 reduces both polyps and high-grade adenomas.
REC-4881 is a non-ATP-competitive and specific allosteric small molecule inhibitor of MEK1 and MEK2. Studies have shown that mitogen-activated protein kinase signaling, or MEK, and extracellular signal-regulated kinase, or ERK signaling is activated in adenoma epithelial cells and tumor stromal cells, including fibroblasts and vascular endothelial cells.
In addition, genomic events resulting in alteration of mitogen-activated protein kinase signaling, or MAPK, such as activating mutations in KRAS, are frequent somatic events that promote the growth of adenomas in FAP. Therefore, suppression of aberrant MAPK signaling in adenomas of FAP with REC-4881 has the potential to regress or slow the growth of these tumors by acting on core pathways driving their growth.
Clinical
Millennium Pharmaceuticals previously conducted clinical work including human exposure using REC-4881, then referred to as TAK-733. A total of 51 patients were included in the Phase 1 study, which demonstrated that REC-4881 had a manageable toxicity profile up to the maximum tolerated dose, or MTD, of 16 mg dosed on days one to 21 of 28-day treatment cycles. The most common adverse events were dermatitis acneiform rash (53%), fatigue (36%), and diarrhea (31%), consistent with other MEK inhibitors. No dose-limiting toxicities, or DLTs, were observed in patients who received REC-4881 in doses from 0.2 mg to 8.4 mg. Four patients experienced DLTs of grade 3 dermatitis acneiform at doses of 12 mg (n=1), 16 mg (n=1), and 22 mg (n=2). Importantly, REC-4881 demonstrated fewer adverse ocular side effects compared to approved drugs in this class. Our preclinical data in FAP support a low dose cohort in the Phase 2 trial in the dosing range where DLTs were not experienced in the prior Phase 1 (0.2 - 8.4 mg).

Study C20001 was a Phase 1, multicenter, open-label, dose-escalation, first-in-human clinical trial designed to evaluate the safety, pharmacokinetics, and pharmacodynamics of TAK-733 (now REC-4881) in patients with advanced, nonhematologic malignancies and melanoma. Abbreviations: AUC0-24hr: area under the plasma concentration versus time curve from zero to 24 hours; CLss/F: apparent oral clearance; Cmax: maximum plasma concentration; CV%: percent coefficient of variation; NC: not calculable; Std Dev: standard deviation; Tmax: time of first observed maximum concentration. Mean and geometric mean were calculated if 2 or more individual parameter values. Median, Std Dev, CV%, min, and max were calculated if 3 or more individual parameter values. Summary statistics for PK parameters are not presented in this table for 0.2, 0.4, 0.8, and 1.6 mg cohorts, as N<3 in these cohorts. The number of patients (n) may differ from the total N in each dose cohort depending on the parameter and day. Source: CSR C20001

We plan to initiate a Phase 2, randomized, double-blind, placebo-controlled basket trial to evaluate efficacy, safety and pharmacokinetics of REC-4881 in classical FAP patients. We expect to initiate this Phase 2 clinical trial by the end of Q3 2022.

•The study will be conducted in classical FAP who are at or over 18 years of age at the time of enrollment.

•The study will be conducted in two parts. Part A will evaluate the effects of food and dosing interval on the pharmacokinetics of REC-4881 (as the drug has not been studied in patients with colectomy previously). Part 2 will evaluate the efficacy, safety and pharmacokinetics of REC-4881.

•Patients from three subpopulations will be randomized into two active and one placebo group and treated for 12 months.

•The study will assess tumor response endpoints in patients treated with REC-4881 versus placebo.

Planned Phase 2 Clinical Trial to Evaluate Efficacy, Safety and Pharmacokinetics in FAP
Food Effect
Primary Treatment Period
Open Label Extension
Interim Analysis
Eligibility:
≥ 18 years of age with clinical diagnosis of FAP following colectomy with APC gene mutation
Food Effect
Rectal/Pouch Disease
R 2:2:1
REC-4881 Dose A
REC-4881 Dose B
Placebo
Duodenal Disease
R 2:2:1
REC-4881 Dose A
REC-4881 Dose B
Placebo
Ampullary Adenoma
R 2:2:1
REC-4881 Dose A
REC-4881 Dose B
Placebo
Optional Open Label Extension

Figure 47. Clinical trial schematic for REC-4881. Planned Phase 2 clinical trial to assess the efficacy, safety and pharmacokinetics of REC-4881 in patients with classical FAP.

Key Competitors

There are four primary therapeutic approaches in clinical development for FAP; all are focused on reduction in colorectal polyposis.

•Guselkumab (Tremfya) is an IL-23 human monoclonal antibody, or mAb, in Phase 2 development by Janssen Pharmaceuticals which is hypothesized to reduce cytokine production, inflammation, and tumor polyp development.

•Eicosapentaenoic acid-free fatty acid is a polyunsaturated fatty acid currently in Phase 3 development for FAP by S.L.A. Pharma AG. Eicosapentaenoic acid-free fatty acid is hypothesized to reduce polyp formation due to its activity as a competitive inhibitor of arachidonic acid oxidation.

•A combination of Eflornithine and sulindac (CPP1X/Sulindac) is in development by Cancer Prevention Pharma for FAP and, in a recent Phase 3 study, the incidence of disease progression with the combination was not significantly lower than either drug alone. The company submitted an NDA in June 2020, and it remains under review. The company withdrew their MAA application in October 2021.

•Encapsulated rapamycin, or eRAPA, is currently in Phase 2 development by Emtora Biosciences for FAP and is hypothesized to reduce tumor formation through its inhibitory effect on the mTOR pathway.

First Generation Program - REC-3599 for GM2 Gangliosidosis

Early Discovery	Late Discovery	Preclinical	Phase 1	Phase 2	Phase 3

Summary

REC-3599 is an orally bioavailable, selective, potent small molecule inhibitor of Protein Kinase C beta, or PKCß, and Glycogen synthase kinase 3 beta, or GSK3ß being developed for the treatment of infantile GM2 gangliosidosis. REC-3599 has demonstrated strong reduction of pathogenic biomarkers GM2 and lipofuscin levels in cells derived from patients with multiple different mutations in either HEXA or HEXB, referred to as Tay-Sachs or Sandhoff Disease, respectively. We are planning to generate additional pharmacodynamic and efficacy data in a sheep model of GM2. We anticipate enrolling the first patients in a Phase 2 trial in infantile GM2 patients in 2024.

Disease Overview

GM2 gangliosidosis, or GM2, is a lysosomal storage disease affecting approximately 400 patients in the US and EU5. The disease is caused by mutations in either HEXA or HEXB genes which encode subunits of the lysosomal beta-hexosaminidase enzyme. Mutations in HEXA lead to Tay-Sachs disease and mutation in HEXB lead to Sandhoff disease. GM2 presents during infancy, childhood, or later in life depending upon the degree of genetic deficiency and is classified by the period of onset: Infantile onset, Juvenile onset, and Late-onset Tay-Sachs or Sandhoff Disease. Patients with infantile GM2 are diagnosed in the first year of life and exhibit rapidly progressing neurological decline, associated with neuronal lysosomal dysfunction and GM2 accumulation, resulting in complete neurological disability and premature death in the first few years of life. Some of the earliest observed signs include retinal abnormalities and exaggerated startle reflex within the first six-months after birth. Affected infants may achieve some motor milestones at close to expected normal developmental age up to about 12-months; however, they will ultimately lose any gained motor skills, including basic skills such as the ability to turn over, sit, crawl, and swallow, by the age of 18-24 months and usually succumb to their disease prior to age four. There are no approved symptomatic or disease modifying treatments for the disease. Standard of care for these patients is supportive interventions, including seizure control with anticonvulsants, assisted feeding through a nasogastric tube, or percutaneous endoscopic gastrostomy, and, ultimately, ventilatory support. While progression of the disease remains rapid, supportive care can provide some improvement in the survival for patients with infantile GM2.

Product Concept

We are developing a small molecule therapeutic as monotherapy or in combination with gene therapy to slow progression of neurological decline in patients with infantile GM2. REC-3599 is an orally bioavailable, CNS-penetrant small molecule inhibitor of PKCß with additional inhibitory activity on GSK3ß. In preclinical studies, REC-3599 demonstrated potent and concentration-dependent reduction of GM2-ganglioside accumulation and sphingolipid-associated autofluorescence in infantile GM2 patient-derived fibroblast models at IC50s suitable for human dosing. REC-3599 is hypothesized to play a dual role in modulating lysosomal biogenesis through inhibition of GSK3ß while also stimulating cellular autophagy through inhibition of PKCß. Eli Lilly previously studied REC-3599, then referred to as ruboxistaurin, in adult patients with diabetic retinopathy, including in Phase 3 clinical trials. The compound has been dosed in over >2,500 adult human subjects with treatment durations as long as two years. REC-3599 has been well tolerated in adult human subjects, supporting its evaluation in this rare and devastating infantile neurological disease. We executed a relevant in vivo pharmacodynamic study and juvenile rodent toxicology studies at the request of the FDA to help bridge entry into pediatric populations.

In 2015, Eli Lilly out-licensed the rights for ruboxistaurin to Chromaderm; we subsequently licensed the global rights to ruboxistaurin from Chromaderm for all systemic uses in December 2019. We obtained pediatric rare disease designation for REC-3599 in GM2 in 2020. We plan to seek orphan drug designation for REC-3599 in GM2 following the generation of additional pharmacodynamic data in a HEXA deficient GM2 animal model and completion of the planned Phase 2 study in patients with infantile GM2 gangliosidosis.

Preclinical

The novel use of REC-3599 for GM2 was discovered leveraging the Recursion OS using a knockdown of the GM2 disease gene HEXB in human cells.

Figure 48. Impact of REC-3599 on HEXB model. REC-3599 reversed the effects of knockout of HEXB in human cells using our phenomics assay.

In Tay-Sachs and Sandhoff diseases, the loss of function of ß-hexosaminidase results in the accumulation of GM2 gangliosides and lipofuscin in the lysosome. Exposure of infantile GM2 patient fibroblast lines to REC-3599 resulted in a reduction in GM2 ganglioside aggregates, total GM2 levels, and lipofuscin-associated autofluorescence to levels comparable to apparently healthy control-derived fibroblast lines. These data are consistent with an improvement in lysosomal function resulting from REC-3599 exposure.

REC-3599 was initially developed as an inhibitor of PKCß; however, the compound also demonstrates weaker but significant inhibitory activity against GSK3ß. GSK3ß is a known inhibitor of lysosomal biogenesis, and inhibition of GSK3ß has been shown to lead to increased lysosomal production and function by activating transcription of lysosomal genes regulated by transcription factor TFEB. Additionally, inhibition of GSK3ß leads to pro-survival autophagic signaling through TFEB. In parallel, results support the role of PKCß as an inhibitor of cellular autophagy, a key cellular process in lysosomal-mediated degradation that is impaired in lysosomal storage diseases. Thus, the dual action of REC-3599 in modulating lysosomal biogenesis through inhibition of GSK3ß while also stimulating cellular autophagy through inhibition of PKCß, may underlie the unique activity of REC-3599 in human cellular models of GM2.

Figure 49. Infantile patient cells show reduced disease-specific activity when treated with increasing doses of REC-3599. Infantile Tay-Sachs and Sandhoff disease patient fibroblasts exhibit higher: mean GM2 fluorescence (left panel), aggregate counts (middle panel), and autofluorescent substrate accumulation (right panel).

Clinical

We are planning to initiate a Phase 2 clinical trial in Infantile GM2 in 2024.

Previous clinical work conducted by Eli Lilly includes considerable human exposure to REC-3599, including a total of 37 studies in adult human subjects with a total of 4,094 participants: 26 clinical pharmacology studies (including a QT study) that included a total of 573 adult subjects that have established the absorption, distribution, metabolism, excretion, pharmacodynamics, and tolerability of REC-3599; and 11 placebo-controlled studies that included a total of 3,521 adult subjects with diabetes and moderate to severe non-proliferative retinopathy. An additional 2 randomized, placebo-controlled trials in adults with diabetic macular edema and 1 safety and PK study in patients with diabetes were conducted after the initial marketing applications and included an additional 1,069 adult subjects.

In the clinical pharmacology studies, single doses of REC-3599 up to 256 mg and multiple daily doses up to 128 mg given over two weeks were taken by healthy subjects. In double-blind, placebo-controlled, safety and efficacy studies, REC-3599 was administered at daily doses of 4, 8, 16, and 32 mg for ≥ 36 months, and 64 mg for ≥ 12 months. In the Eli Lilly clinical trials REC-3599 has been well tolerated at the doses administered to adults.

Safety information provided in Eli Lilly’s NDA 22005 supports the safety profile of REC-3599 in adult patients. The summary of safety conclusions was as follows: Most adverse events were noted to be mild to moderate severity and did not lead to discontinuation of study drug; the safety profile of REC-3599 was similar regardless of age, gender, ethnicity, and type of diabetes. REC-3599 32 mg administered once per day was the intended dose for patients with diabetic retinopathy. In Eli Lilly’s clinical program, the incidence of patients with at least 1 serious adverse event, or SAE, was lower in 32 mg REC-3599 treated patients compared with placebo; the pattern of SAEs did not suggest any organ-specific or systemic toxicity. Analyses of laboratory measures, vital signs, and ophthalmic safety assessments revealed no clinically significant safety concerns.

Upon satisfactory completion of in vivo pharmacodynamic and efficacy studies in the sheep HEXA model, we expect to initiate an open-label Phase 2a study evaluating the efficacy, safety, tolerability, pharmacokinetics, and pharmacodynamics of REC-3599 in patients with Infantile GM2 gangliosidosis. We expect to initiate a Phase 2a clinical trial in 2024.

•The study will be conducted in pediatric patients with confirmed diagnosis of infantile GM2.

•The study will consist of four periods: screening, dose escalation, treatment, and follow-up. The anticipated treatment period is 36 months.

•An interim analysis is planned after 12 months of treatment of the last enrolled patient.

•We will track the achievement of development milestones, neurological function, and quality of life using established and validated composite scales.

Figure 50. Phase 2 clinical trial schematic for REC-3599. Planned Phase 2a clinical trial to assess the efficacy, safety, and pharmacokinetics of REC-3599 in patients with Infantile GM2.

Key Competitors

Key competitors to the REC-3599 program consist of two therapeutic categories, gene therapies and small molecule substrate reduction therapies. Two companies are developing AAV-based gene therapies to restore functional beta-hexosaminidase enzymes by gene delivery:

•Taysha Gene Therapies is developing an AAV-based gene therapy, TSHA-101. The program is currently in Phase 2.

•Sio Gene Therapies is also developing an AAV-based gene therapy, AXO-AAV-GM1/GM2. The program is currently in Phase 1/2.

Two companies are developing small molecule substrate reduction therapies:

•Sanofi is developing Venglustat as an orally bioavailable small molecule hypothesized to reduce substrate accumulation in GM2 and other lysosomal storage diseases. The program is currently in Phase 3 studies in patients with late-onset GM2.

•IntraBio is developing N-Acetyl-L-Leucine as an orally bioavailable amino-acid ester. The program has completed a Phase 2 study.

While restoration of gene function with gene therapies offers large potential therapeutic benefit for patients with genetic diseases such as GM2, results from other devastating neurological conditions such as spinal muscle atrophy suggest that, even with an efficacious gene therapy, unmet need is expected to remain high. Thus, we anticipate that multiple therapies administered in combination, including gene therapies, may offer the potential for the greatest benefit for patients with severe neurological conditions, such as GM2.

Second Generation Program - REC 3964 for Clostridium difficile Colitis

Early Discovery	Late Discovery	Preclinical	Phase 1	Phase 2	Phase 3

Summary

REC-3964 is an orally active, gut-biased, small molecule inhibitor of C. difficile glucosyl transferase. This molecule has the potential to prevent recurrent disease and be used as secondary prophylaxis therapy in high-risk patients with C. difficile infections, a leading cause of antibiotic-induced diarrhea and a major cause of morbidity and mortality. REC-3964 is progressing through IND-enabling safety studies. We anticipate a Phase 1 start in healthy volunteers in the second half of 2022.

Disease Overview

C. difficile-induced diarrhea is a leading cause of antibiotic-induced diarrhea and arises from the disruption of normal bacterial flora in the colon. Toxins A, or TcdA, and B, or TcdB, secreted by the bacterium are responsible for considerable morbidity, including severe diarrhea, colitis, toxic megacolon, sepsis, extended hospital stays, and, potentially, death. More than 730,000 patients are diagnosed in the US and EU5 each year. Recurrence of disease occurs in 20-30% of patients treated with standard of care. Standard of care includes antibiotic therapies which can further impair flora, and lead to relapse.
Product Concept
We aim to develop REC-3964 as the first safe and efficacious, orally bioavailable, small molecule toxin inhibitor of C. difficile, which could be used to prevent recurrent infections and potentially used prophylactically in high-risk patients, including elderly immunocompromised patients in long-term care facilities who have a history of related infections and hospitalizations. REC-3964 was designed for gut-biased pharmacology to target the infection at its anatomic site in the GI tract while reducing systemic exposure and potential systemic effects. In addition, this molecule represents a novel mechanism that could be used in combination with currently approved and novel antimicrobials in development for this disease. Unlike antibiotic treatments that can eliminate the gut microbiota and further enhance C. difficile infection, this toxin-targeted mechanism would not be expected to negatively impact the gut microbiome. REC-3964 could have the potential to offer protection against recurrent C. difficile infections, thereby preventing significant morbidity and mortality.
Preclinical

We identified early molecules in the series on the Recursion OS using gut epithelial cells exposed to C. difficile Toxin B. REC-3964, which we have selected as our development candidate for this disease, displays nanomolar potency on our platform as well as in orthogonal functional validation assays including electric cell substrate impedance sensing, a measure of barrier integrity. We have shown in a target-based validation assay that REC-3964 inhibits glucosyltransferase (IC50 = 1.2-10 nM), suggesting suppression of toxin-induced glycosylation of Rho-GTPases in host cells as the most likely mode of action. REC-3964 has negligible off-target activity, produces favorable gut and plasma exposure levels following oral dosing, and is non-mutagenic. REC-3964 also improves survival in a hamster model of C. difficile infection.

Figure 51. REC-3964 reversed Toxin B-induced phenotype and improved endothelial cell barrier integrity. Activity of REC-3964 in the platform assay (left panel) and the ECIS assay (right panel). Left panel: A disease phenotype was induced by Toxin B, or TcdB, in HUVECs incubated with REC-3964. Right panel: Transendothelial resistance was quantified with ECIS after incubation of HUVEC cells with 10ng/mL TcdB from C. difficile in the presence of REC-3964. Data in both are presented as Mean ± SEM, N=>3 independent experiments.
Figure 52. C. difficile-infected model hamsters treated with REC-3964 survive longer than vehicle-treated animals. REC-3964 was administered by oral gavage twice daily for 5 consecutive days along with groups for vehicle and vancomycin (50 mg/kg, QD). N=5 in untreated and vancomycin-treated animals and N=10 in vehicle and test-compound treated animals.
Clinical

REC-3964 is progressing through IND-enabling safety studies. We anticipate a Phase 1 start in healthy volunteers in the second half of 2022.

Second Generation Program - REC 649127 for Neural or Systemic Inflammation

Early Discovery	Late Discovery	Preclinical	Phase 1	Phase 2	Phase 3

Summary

We have identified REC-649127 and other compounds in this series to have excellent oral bioavailability, robust brain exposure, and broad anti-inflammatory effect in vitro and in vivo. These compounds appear to act via a unique non-kinase mechanism to modulate the NFκB pathway. We are working to identify the specific molecular target(s). Many diseases are driven by inflammatory processes, and modulation of this pathway may be beneficial in both peripheral inflammation diseases, such as psoriasis, and in neuroinflammation related to neurodegenerative and other diseases. The program is currently in Late Discovery and focused on improving chemical matter.

Disease Overview

Inflammatory processes are key to innumerous major diseases, affecting tens of millions of patients in the US and EU5. These conditions may be systemic in nature, such as psoriasis or rheumatoid arthritis, or focused on the central nervous system, including multiple sclerosis and a variety of neurodegenerative diseases. For some of these indications, there are a variety of safe and efficacious therapies available to patients, such as anti-TNFs for psoriasis or S1P modulators for multiple sclerosis. However, a sizable number of patients may never respond to these approaches, acquire resistance to drugs over time or have a condition with few therapeutic options available to them. A hallmark of many of these diseases is the production of proinflammatory cytokines such as TNFα, IL-6, IL-1β and MCP-1, by activated immune cells like microglia or macrophages. These cytokines, in turn, drive disease progression.

Product Concept

We aim to discover and develop novel, orally bioavailable small molecules with well-tolerated anti-inflammatory effects and the potential for use in a variety of CNS and systemic inflammatory diseases. Modulating NFκB-driven inflammation via a novel or unconventional mechanism could enable the treatment of patients who do not respond well to currently available therapeutics. Precise modulation of such pathways could also provide a therapeutic avenue for neuroinflammation, such as that seen in neurodegenerative diseases, including Alzheimer’s and Parkinson’s diseases. Because they may modulate the NFκB pathway differently from existing therapeutics, these molecules may provide benefit either as single agents or in combination with other therapies.

Preclinical

In May 2021, we identified REC-649127 and related compounds using our Recursion OS via a rescue screen of TNFα-stimulated HUVEC cells, where they exhibited a unique pattern of partial inhibition in comparison to IKK inhibitors used as benchmarks. REC-649127 and compounds in this series have shown anti-inflammatory activity in stimulated HUVEC, induced pluripotent stem cell (iPSC) derived microglia, and human peripheral blood mononuclear cells (PBMC). In contrast to IKK inhibitors, which completely inhibit pro-inflammatory cytokine release in LPS-stimulated human PBMC, our compounds partially inhibit the release of multiple cytokines, including IL-6, IL-1β, and TNFα, among others. Thus, these compounds appear to act via a mechanism that is distinct from known upstream modulators of the NFκB pathway, such as IKK inhibitors. REC-649127 dosed orally reduced levels of IL-6 and multiple other cytokines in the plasma and hippocampus in a mouse model of lipopolysaccharide (LPS) induced acute inflammation. Larger effects were seen in the plasma than in the brain, as expected based on relative compound exposure in each compartment (mouse brain Kpu,u = 0.4). REC-649127 also reduced skin thickening and cumulative Psoriasis Area Severity Index (PASI) score after 8 days of oral dosing, suggesting that observed reductions in pro-inflammatory cytokine levels by REC-649127 are physiologically relevant. REC-649127 and other compounds in this series are in Late Discovery.

Figure 53: REC-649127 reduces hallmarks of inflammation in vitro similarly to known anti-inflammatory molecules. Upper left: REC-649127 partially rescues TNF⍺-stimulated HUVEC disease phenoprint on the Recursion phenomics platform, similar to the IKK inhibitor positive control. Upper right: REC-649127 reduces IL-6 secretion in HUVECs. Compound was added to culture, then 1 hr later, 25ng/ul TNF⍺ was added. 24 hours later, IL-6 secretion was read out via HTRF. Lower left: REC-649127 reduces TNF⍺ secretion in healthy human PBMCs. Cells were pretreated with compound for 60 minutes, then cultured in 100 ng/mL LPS for 24 hrs. TNF⍺ was then measured by Luminex. Lower right: REC-649127 reduces IL-6 secretion in iPSC derived microglia. Cells were pretreated with compound for 5 min, then cultured in 100 ng/mL LPS for 5.5 hours. 5 mM ATP was added at 5.5 hrs and IL-6 was measured via Luminex 30 minutes later.

Figure 54. REC-649127 reduces inflammatory response in vivo. Left: Plasma and Right: Hippocampal levels of IL-6 were reduced by treatment with REC-649127 in an LPS model of inflammation. Mice were treated with compound, vehicle, or control compound (10 mg/kg dexamethasone), then injected 1 hr later with 5 mg/kg LPS. Animals were sacrificed at 6 hours post compound treatment and IL-6 measured via Luminex.

Next Generation Program - REC 65029 for HRD-negative ovarian cancer

Early Discovery	Late Discovery	Preclinical	Phase 1	Phase 2	Phase 3

Summary

We identified a novel lead molecule with oral bioavailability that is capable of sensitizing homologous recombination deficiency (HRD) negative ovarian cancer and beyond to PARP inhibitors. There are approximately 14,000 cases per year of HRD-negative ovarian cancers in the US and EU5. PARP inhibitors have significantly improved outcomes for patients with HRD-positive tumors. However, patients with HRD-negative tumors are either not eligible for certain PARP-targeted therapies, or have worse response rates. There are currently no approved therapies developed to sensitize HRD-negative tumors to PARP inhibitors. This program is currently in the lead optimization phase to improve chemical matter.

Disease Overview

Ovarian cancer carries a particularly poor prognosis as most patients are diagnosed at an advanced stage. Mutations in genes involved in the DNA Damage Repair pathway, including BRCA1/2, are in up to 50% of ovarian cancer patients. PARP inhibitors, including olaparib, rucaparib, and niraparib were developed to exploit the resulting susceptibility to additional genomic damage in tumors harboring these mutations. HRD-positive patients have seen outcomes improve approximately twofold, with even better survival data seen in BRCA1/2 mutant tumors; however, HRD-negative tumors have not similarly benefited from PARP inhibition. Patients with HRD-negative tumors have poorer prognosis and unfavorable outcomes.

Product Concept

We aim to discover and develop novel, orally bioavailable small molecules that drive de novo sensitivity to PARP inhibitors in HRD negative tumors. CDK12 inhibition has been proposed as a mechanism to drive sensitivity to PARP in this setting, but the high homology of CDKs makes targeting a single isoform difficult and prone to off-target toxicity. Mimicking the effects of CDK12 inhibition via alternative novel targets could be a route to increase applicability of PARP inhibitors in HRD negative tumors. We intend to position this agent in combination with PARP inhibitors in HRD negative ovarian cancer, and potentially explore single agent activity.

Preclinical

In December 2020, we identified REC-65029 to mimic the loss of CDK12 through inhibition of a novel target via our inferential search capabilities. Based on this data, we initiated animal studies evaluating single agent and combination activity with olaparib in an HRD-ovarian cancer CDX, OVCAR-3, and PDX, OV0273. In the OVCAR-3 model, we observed statistically significant reduction in tumor volume by both REC-65029 alone and in combination with olaparib vs. vehicle or single agent olaparib. In the OV0273 PDX, we observed 100% CR for both single agent REC-65029 and combination. vs. vehicle or single agent olaparib. We also saw significant improvement in survival for animals treated with REC-65029. We are currently evaluating several analogs in vitro and plan to advance these to in vivo studies.

Figure 55: REC-65029 ± olaparib inhibits tumor growth in the OVCAR-3 CDX and OV0273 PDX mouse models. In the OVCAR-3 CDX model (left panel), mice were treated with REC-65029 (85 mg/kg, BID, PO) ± olaparib (100 mg/kg, QD, PO) for 21 days. In the REC-65029 arms, mice were originally treated at a dose of 100 mg/kg for 5 days, followed by a dosing holiday from days 6 to 9 due to body weight loss. As a result, REC-65029 was dose reduced to 85 mg/kg from day 9 to day 21, and all mice subsequently recovered. In both arms, single agent REC-65029 or in combination with olaparib resulted in a statistically significant partial response vs either olaparib or vehicle arms. In the OV0273 PDX model (center and right panel), mice were treated with REC-65029 (85 mg/kg, BID, PO) ± olaparib (90 mg/kg, QD, PO) for 28 days. At this lower dose, informed from the CDX model, weight loss was not observed and no dosing holiday was required. All mice achieved 100% CR (n=10) by day 18, with a statistically significant improvement in survival > 30 days post final dose. ** p<0.01, **** p<0.0001.

Next Generation Program - REC-648918 to enhance anti-tumor response by inhibiting a novel target (alpha)

Early Discovery	Late Discovery	Preclinical	Phase 1	Phase 2	Phase 3

Summary

We identified a hit series using our inferential-search approach that is capable of amplifying the response to checkpoint therapy in vivo. A therapy that enhances anti-PD-(L)1 effect has the potential to increase the response rate of anti-PD-(L)1-eligible patients or expand the eligibility criteria of patients not expected to respond to immune checkpoint therapy. Additional priming of tumors can have a significant benefit, as response rates in some checkpoint-eligible settings are as low as 14%. In addition, many tumor types have proven intractable for immunotherapy and could greatly benefit from this approach. There are currently no approved therapies that act directly to increase responsiveness to immune-checkpoint therapy. This program is currently in the validated lead to lead phase.

Disease Overview

Anti-PD-(L)1 therapies have significantly changed the landscape of cancer therapy over the past ten years. In eligible patients, overall survival has been nearly doubled and serious adverse events have been nearly halved when compared to standard chemotherapy. Despite indications of antitumor immunity, such as PD-L1 expression, low response rates persist in many checkpoint-eligible settings. Furthermore, checkpoint therapy and strategies to add secondary immune activation (e.g. STING or dual checkpoint) have been shown to amplify treatment-limiting immunotherapy-related adverse events (IRAEs). An agent that increases sensitivity to anti-PD1 therapy without concomitant increases in peripheral inflammation could enhance response rates in under-responsive tumor types.

Product Concept

We aim to discover and develop novel, orally bioavailable small molecules that drive de novo sensitivity to immune checkpoint therapies. Using inferential-search approaches, we identified a lead compound, REC-648918, that attenuates multiple tumor-intrinsic genetic resistance signatures by inhibiting a novel target. We intend to position this therapeutic in combination with anti-PD-(L)1 in checkpoint-eligible and checkpoint-resistant patients.

Preclinical

In August 2020, we prioritized the target of REC-648918 as a potential attenuator of multiple immunotherapy escape targets. Based on this data, we initiated animal studies in April 2021 to evaluate the combination of REC-648918 in a CT26 tumor model. The compound demonstrated a significant amplification of immune checkpoint efficacy. Complete responders were re-challenged with CT26 tumors, with 75% rejecting reimplantation. In addition, we also showed increased response in combination with anti-PD-1 therapy in an EMT6 tumor model. In measurement of peripheral cytokine levels, IL-6 was decreased relative to anti-PD-1 therapy alone, indicating that the increase in antitumor response is not coupled with an increase in peripheral inflammation. However, intra-tumoral IFN-Ɣ was increased in combination with anti-PD-1 therapy. Current NCE efforts have focused on increased potency in biochemical and cellular assays and improved in vivo kinetics over REC-648918. Several analogs are currently undergoing in vivo evaluation.

Tumor Volume (mm3)
2500
2000
1500
1000
500
0
0
10
20
30
Days
**
*
****
Vehicle
aPD1
REC-648918
aPD1+REC-648918

Left Flank Tumor Volume (mm3)
4000
3000
2000
1000
0
0
5
10
15
20
25
Days
Naive mice
CR mice
from previous study

Tumor Volume (mm3)
2500
2000
1500
1000
500
0
0
10
20
30
Days
****
Vehicle
aPD1
REC-648918
aPD1+REC-648918

Plasma IL-6 Level (pg/mL)
1500
1000
500
0
-500
****
****
****
Vehicle
aPD1
REC-648918
Combo

Tumor IFN-γ Level (pg/mL)
20
15
10
5
0
Vehicle
aPD1
REC-648918
Combo

Figure 56. REC-648918 inhibits tumor growth in a mouse CT26 colorectal cancer model as a monotherapy and in combination with anti-PD1. Four of ten mice treated with the combination achieved complete responses (upper left panel). When re-challenged with CT26 tumor on the opposite flank, 3 of 4 mice with complete responses rejected implantation (upper center panel). Cytokine levels were analyzed in the tumor and periphery by Luminex. In plasma, the increase in IL-6 observed in aPD1 was not observed in vehicle, REC-648918 or a combination of anti-PD-1 and REC-648918 (lower left panel). Intratumorally, IFN-Ɣ was elevated with aPD1 treatment and with the combination of aPD1 and REC-648918 (statistical significance not observed) (lower right panel). In a subcutaneous EMT-6 breast cancer model, 2 of 10 mice achieved CR in the aPD1 arm and 8 of 10 with aPD1 combined with REC-0648918 (upper right panel). When re-challenged, all mice that achieved CR rejected re-implantation.

Next Generation Program - REC-2029 for Hepatocellular carcinoma

Early Discovery	Late Discovery	Preclinical	Phase 1	Phase 2	Phase 3

Summary

Hepatocellular carcinoma affects approximately 60,000 individuals per year in the US and EU5, with nearly 40% of those patients harboring alterations in the WNT pathway, which reduces responsiveness to immunotherapy. There are currently no approved therapies developed to specifically modulate tumor response in Wnt-pathway mutant cancers. Using our Maps of biology, we have identified a clinical stage molecule, REC-2029, with the potential to treat Wnt-mutant HCC. REC-2029 could potentially be used as a single agent or in combination therapy with anti-PD-(L)1 therapies.

Disease Overview

Hepatocellular carcinoma (HCC) is the most common form of liver cancer accounting for 90% of cases. HCC is one of the most intractable solid tumors; current treatments are considered a success with ORRs of ~25%, and the median progression-free survival is both short (6 months) approximately equivalent among all available first-line therapies. Genetic alterations in WNT-pathway genes CTNNB1 (~30%) and AXIN1 (~11%) may confer resistance to ICI in small retrospective studies of HCC. Despite belonging to the same signaling pathway, mutations in these genes are found to be mutually exclusive. Currently, there are no actionable mutations to guide treatment decisions, and PD-L1 status has not been shown to be predictive for advanced cases.

Product Concept

We aim to develop an orally bioavailable small molecule that could be used as a single agent or potentially in combination with anti-PD-(L)1 therapy for the treatment of HCC with AXIN1 mutations that are resistant to standard of care and/or immunotherapy. We have identified REC-2029 as a potential route to restore the intractability of AXIN1 loss of function.

Preclinical

In October 2020, we identified a relationship between clinical-stage compound REC-2029 and Wnt pathway alterations in our Map data. On the basis of this inference, we advanced REC-2029 directly into two animal models. REC-2029 produces a significant difference in tumor growth volume versus vehicle and cabozantinib in an AXIN1/TP53 mutant HCC PDX which is resistant to standard of care cabozantinib. REC-2029 also produced single agent and combination efficacy in B16F10-ova syngeneic mouse model, a model harboring mutations in APC and TP53 & elevated CTNNB1.
Figure 57. REC-2029 demonstrates significant reduction in tumor growth in multiple animal models. Left) REC-2029 produces a significant difference in tumor volume versus vehicle and cabozantinib in an AXIN1/TP53 mutant HCC PDX. Cabozantinib was not significant versus vehicle. Right) REC-2029 produced single agent efficacy in B16F10-ova syngeneic mouse model, a model harboring mutations in APC and TP53 & elevated CTNNB1, and also rescued the effect of anti-PD1 therapy.
Next Generation Program - REC-14221 and other small molecule Myc inhibitors

Early Discovery	Late Discovery	Preclinical	Phase 1	Phase 2	Phase 3

Summary

We identified multiple hit series using our inferential-search approach on the Recursion OS that subsequently showed concentration-dependent suppression of transcriptional activity downstream of MYC. Increased expression of MYC transcriptional target genes present across oncology and up to 50% of cancers harbor alterations in MYC. Novel small molecules with the potential to suppress MYC-dependent activity could improve the treatment of diverse tumors and especially those harboring mutations in genes directly implicated in MYC activation. There are currently no approved molecules that target MYC specifically. This program is currently in the hit-to-lead phase.

Disease Overview

Gain-of-function alterations in MYC have been identified in more than 50% of human cancers, but efforts to pharmacologically inhibit this protein have been hampered by a protein structure lacking in traditional compound binding pockets. In addition, MYC pathway activation is observed in tumors harboring alterations in oncogenes and tumor suppressors of related pathways, such as WNT-Beta-catenin. Small molecules specifically efficacious in the context of tumors with gain-of-function MYC biology could be broadly efficacious across multiple solid tumors and hematological malignancies.

Product Concept

We aim to discover and develop novel, orally bioavailable small molecules that inhibit MYC activity for the treatment of diverse cancers characterized by aberrant activation of the MYC pathway. Using inferential-search approaches, we have identified multiple distinct structural and mechanistic classes from our chemical library involved in MYC activity or protein stability and have expanded these hits to generate multiple unique hit series.

Preclinical

In late September 2020, we identified several hit molecules, including REC-136302, REC-162977, REC-142221, REC-163196 and REC-13646, from multiple chemical series using our inferential-search approach to predict molecules with the potential to inhibit the activation of MYC. These predicted hits were validated in a cell-based luciferase MYC reporter assay in late November 2020. In addition, some members of the series are thought to impact MYC degradation based on data from MYC protein turnover assays, as well as additional novel mechanisms. We have early evidence that a number of our compounds cause selective killing of c-MYC amplified and dependent cancer cell lines. We are continuing to expand, characterize and validate our lead series using our digital chemistry tools.

Figure 58. Selective effect of potential lead molecules on c-MYC-amplified and c-MYC-dependent cell line proliferation. CTG (CellTiter-Glo) assays were used to quantify cell proliferation inhibition. REC-136467 and REC-142221 selectively induce cell death (50% reduced cell viability at 1 uM concentration) in two c-MYC amplified/MYC-dependent cell lines while having no significant effect on MYC-independent cell line PC-12.

Next Generation Program - Immune Checkpoint Resistance in KRAS/STK11 mutant NSCLC

Early Discovery	Late Discovery	Preclinical	Phase 1	Phase 2	Phase 3

Summary

We have identified a novel use for a clinical-stage, orally bioavailable small molecule to restore and improve sensitivity to immune checkpoint inhibitors in tumors harboring mutations in the tumor suppressor gene STK11 and activating mutations in the oncogene KRAS. There are approximately 11,000 cases a year of KRAS/STK11 mutant metastatic NSCLC in the US and EU5, and these mutations have been shown to predict poor prognosis and resistance to ICI, specifically anti-PD(L)-1 therapies vs. mutations in KRAS alone. There are currently no approved therapies developed to specifically modulate tumor response in KRAS/STK11 mutant cancers. This program is currently in the dose-optimization phase.

Disease Overview

STK11 is a tumor suppressor gene that is involved in a variety of cellular processes including cell metabolism, apoptosis, cell polarity, and DNA damage response. Dual mutations in KRAS and STK11 are becoming widely recognized as a driver of resistance to immune checkpoint blockade, specifically in patients with NSCLC. Up to 30% of all NSCLC cases and approximately 14% of metastatic NSCLC cases harbor mutations in the STK11 gene, and dual KRAS/STK11 mutations are associated with reduced density of infiltrating cytotoxic CD8+ T lymphocytes leading to poor prognosis and unfavorable outcomes in patients receiving anti-PD(L)-1 therapy vs. patients with only KRAS mutations. Only 7% of NSCLC patients are estimated to derive benefit from checkpoint inhibitors and there are no FDA approved treatments targeting patients with KRAS/STK11 mutations in metastatic NSCLC.
Product Concept

We aim to discover and develop a new generation of orally bioavailable, small molecule therapeutics that reverse the biology of STK11 deficiency and resensitize tumors to combination treatment with anti-PD(L)1 therapy. STK11 mutations attenuate tumor responses to anti-PD(L)-1. We intend to position these therapeutics in combination with anti-PD-(L)1 and other targeted therapies in both the checkpoint refractory and naive metastatic NSCLC populations.

Preclinical

The novel use of REC-64151 for STK11 mutant NSCLC was discovered in late July 2020 using our inferential-search approach. Based on inferences made by the Recursion OS, we initiated animal studies in early December 2020 to evaluate the combination of REC-64151 with anti-PD-1 in a built-for-purpose CT26 STK11 tumor model. The compound demonstrated a statistically-significant reversal of immune checkpoint resistance and was advanced as a preclinical candidate in mid-December 2020. In early 2021, pharmacodynamic data from the CT26 animal studies showed increased infiltration of CD8+ lymphocytes in tumors. In late 2021, we also evaluated a Recursion-generated NCE molecule REC-1156840 with high Phenomap similarity to hit REC-614151 in the CT26 animal model. The combination of anti-PD-1 and REC-1156840 was significant (p=.0021) against vehicle but not anti-PD-1 alone due to partial loss of anti-PD-1 resistance in the study. We are continuing to expand on this hit series and continuing to evaluate the potential to advance REC-64151, which is a known chemical entity with clinical precedent in non-oncology settings.

Figure 59. REC-64151 reverses immune checkpoint resistance in STK11-deficient CT26 tumors. CT26 parental and CT26 STK11 KO cells were injected into the subcutaneous flank of mice, allowed to size match, and mice were treated for 15d (CT26 STK11 KO) or 21d (CT26) with either vehicle (black), anti-PD1 (10 mg/kg/day BIW), REC-0064151 (100 mg/kg/day QD), or anti-PD1 + REC-64151 (at same doses for each compound). Tumor volumes are represented as mean ± SEM.

Figure 60. REC-1156840, a Recursion-generated NCE, was also tested in the CT26-STK11 knockout Model. REC-1156840, a chiral NCE compound, achieved similar performance as REC-64151 as measured by reversal of the platform STK11-KO phenotype, and in vivo kinetics and tumor regression in a CT26-STK11 knockout model. The combination of anti-PD-1+REC-1156840 was significant (p=.0021) against vehicle but not anti-PD-1 alone due to partial loss of anti-PD-1 resistance in the study.

Additional Programs

In addition to the programs highlighted above, we have dozens of additional programs, which we believe will drive future opportunities for us. We believe that the number of potential programs we can generate with our Recursion OS is key to the future of our company because a greater volume of validated programs has a higher likelihood of creating value. The speed at which our OS generates a large number of product candidates is important, since traditional drug development often takes a decade or more. In addition, we believe that our large number of potential programs makes us an attractive partner for larger pharmaceutical companies. The static or declining level of R&D output at many large companies means that they have an ongoing need for new projects to fill their pipelines.

Facilities

Headquarters

In 2018, we moved to our current headquarters which is located in downtown Salt Lake City, Utah. We lease office, research and laboratory space under a lease that expires in May 2028 and have entered into a lease for an additional research and laboratory space that expires in March 2032. Our modern headquarters is a draw for local, national and international talent and houses both traditional and automated laboratories for drug research.

RECURSION
Decoding Biology to
Radically Improve Lives

01

ZION

Figure 61. Our headquarters is centrally located in downtown Salt Lake City, Utah. Images of our headquarters in Salt Lake City, Utah. We are a proud founding member of BioHive, the branding effort of the life science hub of Utah. Working with state and local government, we are helping to create a burgeoning life science ecosystem around a downtown cluster of existing and soon to move companies centered around our headquarters.

Satellite Offices and Facilities

Toronto and Montreal. We announced our intention to launch our first major expansion beyond our Salt Lake City headquarters in Toronto, which will serve as a multidisciplinary hub across data science, machine learning, engineering and computational biology. Additionally, we announced a multi-year collaboration with Mila, the Quebec Artificial Intelligence Institute, to accelerate Recursion’s machine learning capabilities.
Research Vivarium. We lease a property that serves as a rodent vivarium in Milpitas, California under a lease that expires in May 2028. We use this facility to conduct drug-discovery enabling pharmacokinetic, pharmacodynamic and exploratory safety studies. The facility is equipped with proprietary, digitally-enabled cage technology.

Manufacturing Facilities. We continue to make progress in creating a CMC facility in Salt Lake City. This space is designed to bolster our capabilities in analytical and formulation chemistry as well as small molecule manufacturing for early clinical trials. We also intend to use these facilities to build out of our Closed Loop Automated
Synthesis Suite (CLASS).

Corporate Social Responsibility

We believe that to achieve our mission, we must act like the company we aim to be, which means we must be a good corporate citizen. Read more about how we are delivering on that belief in Recursion’s first Environmental, Social and Governance Report, released simultaneously with our annual report.

Commercialization

We may retain significant development and commercial rights to some of our drug candidates. If marketing approval is obtained, we may commercialize our drug candidates on our own, or potentially with a partner, in the United States and other geographies. We currently have no sales, marketing, or commercial product distribution capabilities. Decisions to create this infrastructure and capability will be made following further advancement of our drug candidates and based on our assessment of our ability to build said capabilities and infrastructure with competitive advantage. Clinical data, the size of the addressable patient population, the size of the commercial infrastructure, manufacturing needs and major trends as to how value is accrued in the industry may all influence or alter our commercialization plans.

Manufacturing

We currently utilize contract development and manufacturing organizations to produce drug substance and investigational drug product in support of the assets within our pipeline. To date, we have obtained drug substance and drug product for our drug candidates from third party contract manufacturers. We are in the process of developing our supply chain for each of our drug candidates on a project-by-project basis based on our development needs.

We continue to make progress in creating a CMC site in Salt Lake City. This space is designed to bolster our capabilities in analytical and formulation chemistry as well as small molecule manufacturing for early clinical trials. See also the section titled “Manufacturing Facilities.”

Strategic Agreements

In order to achieve our mission, we partner with leading biotechnology companies, pharmaceutical companies, and academic research institutions to identify novel therapeutics and unlock biological insights using our discovery technology. Our partnering efforts take two primary forms: i) Discovery Platform Partnerships and ii) Asset-Based Collaborations.

Discovery Platform Partnerships

We have and in the future may collaborate with third parties to broadly explore diverse disease domains (such as fibrosis, neuroscience, oncology, immunology, and inflammation) in order to identify novel target insights and potential therapeutics that may include small molecules, large molecules, gene therapies, and cell therapies. We may also explore a communal asset-type strategy where we license search results from our Map to partners.

The goal of every partnership is to create therapeutics, yet the approach may take multiple forms:

•Novel Therapeutics. Without any presumptive target hypothesis, we can identify differentiated therapeutics by rapidly evaluating large compound libraries within our maps of human cellular biology.

•Novel Targets. By profiling diverse biological perturbations (such as genetic factors) on our platform, we may be able to identify novel druggable targets that we can then exploit with partners to generate therapeutic candidates.

Roche & Genentech Collaboration and License Agreement

On December 5, 2021, we entered into a Collaboration and License Agreement with Genentech, Inc. and F. Hoffmann-La Roche Ltd, pursuant to which we will construct, using our imaging technology and proprietary machine-learning algorithms, unique maps of the inferred relationships amongst perturbation phenotypes in a given cellular context and together with Roche and Genentech will create multi-modal models and maps to further expand and refine such inferred relationships, in both cases with the goal to discover and develop therapeutic small molecule programs in a gastrointestinal cancer indication and in key areas of neuroscience.

Upfront Payment. In January 2022, Roche paid us an upfront cash payment of $150.0 million.

Phenomap Creation, Acceptance, and Access. Under the Collaboration Agreement, we are responsible for creating a certain number of Phenomaps in each of the Exclusive Fields. We will also provide Roche with limited access to our pre-existing human umbilical vein endothelial cells (HUVEC) Phenomap. Roche will have specified rights to query or access the Phenomaps to generate novel inferences that may lead to the discovery or development of therapeutic products.

Phenomap-Related Options. Each of the Phenomaps requested by Roche and created by Recursion may be subject to either an initiation fee, acceptance fee or both. Such fees could exceed $250.0 million for sixteen (16) accepted Phenomaps. In addition, for a period of time after Roche’s acceptance of certain Phenomaps, Roche will have the option to obtain, subject to payment of an exercise fee, rights to use outside the collaboration the raw images generated in the course of creating those Phenomaps. If Roche exercises its External Use Option for all twelve (12) eligible Phenomaps, Roche’s associated exercise fee payments to Recursion could exceed $250.0 million.

Collaboration Programs and Roche Options. Roche and Recursion will collaborate to select certain novel inferences with respect to small molecules or targets generated from the Phenomaps for further validation and optimization as collaboration programs. Roche and Recursion may also combine sequencing datasets from Roche with Recursion’s Phenomaps and collaborate to generate new algorithms to produce multi-modal maps from which additional collaboration programs may be initiated. For every collaboration program that successfully identifies potential therapeutic small molecules or validates a target, Roche will have an option to obtain an exclusive license to develop and commercialize such potential therapeutic small molecules or to exploit such target in the applicable Exclusive Field.

Payments if Roche Exercises Option for a Collaboration Program. Under the collaboration, Roche may initiate up to forty (40) small molecule collaboration programs. Each small molecule collaboration program, if optioned and successfully developed and commercialized by Roche, could yield more than $300.0 million in research, development, commercialization and net sales milestones for Recursion, as well as mid- to high-single digit tiered royalties on net sales. Recursion is also eligible for research, development, commercialization and net sales milestones for target collaboration programs optioned by Roche.

Recursion Programs. If Roche does not exercise its options in the Collaboration Agreement for certain collaboration programs, we may, with Roche’s prior consent, choose to independently validate, develop and commercialize products in a limited number of such programs, subject to agreed milestones and royalties to Roche. Roche will have rights to obtain an exclusive license to exploit such products by providing notice and paying us an opt-in fee and economics exceeding those that would otherwise be applicable if Roche had exercised its option for such program.

Exclusivity. During an agreed period of time after the Collaboration Agreement’s effective date, we are subject to certain exclusivities that limit our ability to conduct certain research and development activities with respect to compounds and targets in the Exclusive Fields, other than pursuant to the collaboration with Roche. However, we may continue pursuing products that we are researching and developing in the Exclusive Fields as of the effective date of the Collaboration Agreement.

Termination. The Collaboration Agreement includes standard termination provisions, including for material breach or insolvency and for Roche’s convenience. Certain of these termination rights can be exercised with respect to a particular Exclusive Field or exclusive license, as well as with respect to the entire Collaboration Agreement.

Bayer AG Research Collaboration and Option Agreement

In August 2020, we entered into a Research Collaboration and Option Agreement, or the Bayer Agreement, with Bayer AG, or Bayer. The Bayer Agreement was subsequently amended in December 2021 to incorporate usage of our biological mapping and navigating tools (inferential search). This agreement has a five-year term pursuant to which we and Bayer may initiate more than a dozen projects related to fibrosis across multiple organ systems, including lung, liver, and heart. Under the agreement, we contributed approximately 190,000 compounds from our proprietary library and Bayer contributed approximately 500,000 compounds from its proprietary library and will contribute scientific expertise throughout the collaboration. During the five-year term of the Bayer Agreement, we are prohibited from conducting certain research and development activities in the field of fibrosis outside of the collaboration, either by ourselves or together with third parties.

We received an upfront technology access fee of $30.0 million in September 2020 as part of the Bayer Agreement. Under each research project, we will work with Bayer to identify potential candidates for development. Under the agreement, Bayer has the first option for licenses to potential candidates; each such license could potentially result in option exercise fees and development and commercial milestones paid to us with an aggregate value of up to approximately $100.0 million (for an option on a lead series) or up to approximately $120.0 million (for an option on a development candidate), as well as tiered royalties for each such license, ranging from low- to mid-single-digit percentages of sales, depending on commercial success. Royalty periods for each license are on a country-by-country basis, and the duration of each such period is tied to the duration of patent or regulatory exclusivity in each country (with a minimum term of 10 years each).

If Bayer does not exercise its option with respect to a development candidate or otherwise discontinues a research project prior to completion, within a specified period of time, we may exercise an option to negotiate with Bayer in good faith to obtain an exclusive license under Bayer’s interest in any lead series or development candidate developed pursuant to the research project and backup compounds related to thereto, as well as a non-exclusive license under Bayer’s background intellectual property necessary for our use of the project results related to such compounds.

Bayer may terminate the collaboration at any time without cause. Either party may terminate the agreement for a material breach by the other party. The term of each lead series or development candidate license agreement continues on a product-by-product and country-by-country basis until the later of (a) the expiration of the last to expire valid claim of the licensed patents covering such product in such country, (b) the expiration of any applicable regulatory exclusivity period for such product in such country and (c) ten (10) years after the first commercial sale of such product in such country. Bayer may terminate each such license agreement at any time without cause. Either party may terminate each such license agreement for the other party’s uncured material breach. As of this prospectus, we have not entered into any lead series or development candidate license agreements with Bayer.

Asset-Based Collaborations

In addition to NCEs, the Recursion OS may discover new uses for known chemical entities owned or controlled by third parties. In such circumstances, we may license rights to these assets in order to advance these programs internally. Following are four such enabling licensing agreements underlying our four clinical stage programs.

REC-994: University of Utah Research Foundation Agreements

In February 2016, we entered into an Amended and Restated License Agreement with the University of Utah Research Foundation, or UURF, pursuant to which we obtained an exclusive license under certain patents and a non-exclusive license under certain know-how, in each case controlled by UURF and related to the drug tempol, or REC-994, to make, have made, use, offer to sell, sell, import, and distribute products incorporating REC-994 worldwide for the treatment of cerebral cavernous malformation, or CCM. In partial consideration for the license rights, we issued UURF equity in our company. In addition, we agreed to reimburse UURF for a specified portion of costs associated with the filing, maintenance, and prosecution of the licensed patent rights. The Amended and Restated License Agreement will expire on a country-by-country basis upon the expiration of the last-to-expire patent within the patent rights in the applicable country. UURF may terminate the agreement for an uncured material breach, if we cease commercially diligent efforts to develop or commercialize a licensed product or service, or our bankruptcy or insolvency.

REC-2282: Ohio State Innovation Foundation In-License

In December 2018, we entered into an Exclusive License Agreement with the Ohio State Innovation Foundation, or OSIF, pursuant to which we obtained an exclusive, sublicensable, non-transferable, royalty-bearing license under certain patents and fully-paid up, royalty-free, nonexclusive license under certain know-how, in each case controlled by OSIF and related to the pan-histone deacetylase inhibitor, OSU-HDAC42, or REC-2282, to develop, make, have made, use, sell, offer for sale, and import products incorporating OSU-HDAC42 worldwide. OSIF also assigned certain assets to us, relating to the pharmaceutical composition known as AR-42. OSIF retains the right to use and allow other academic, non-profit and government institutions to use the licensed intellectual property for research, non-commercial and educational purposes. OSIF shall not practice, have practiced, or transfer such reserved rights for any clinical purpose other than completion of the existing clinical trials at the time of the license agreement without our prior written consent. We are developing REC-2282 for the treatment of NF2 and are evaluating the utility of the compound in additional disease states using our platform.

Pursuant to the agreement, we must use commercially reasonable efforts to commercialize licensed products and are required to meet certain diligence milestones within two years following the execution of the agreement, including the initiation of clinical trials. The license agreement is also limited by and made subject to certain rights and regulations of the government, including the Bayh-Dole Act.

In consideration for the license, we paid OSIF an upfront payment of $2.0 million dollars and are obligated to pay OSIF certain milestones, totaling up to $20.0 million dollars, as well as mid-single digit royalties on net sales of the licensed products. In addition, we owe 25% of any non-royalty sublicensing consideration prior to a Phase II clinical trial or 15% of such sublicensing consideration after initiation of a Phase II clinical trial, provided that milestone payments are creditable against these sublicensing fees. As of the date of this filing, we have not made any milestone or royalty payments to OSIF.

The agreement expires on the expiration of the last valid claim within the licensed patents. We may terminate this agreement on 90 days prior written notice to OSIF. Either party may terminate the agreement on 60 days prior written notice for an uncured, material breach by the other party, or bankruptcy or insolvency of the other party.

REC-3599: Chromaderm License Agreement

In December 2019, we entered into a License Agreement with Chromaderm, Inc., or Chromaderm, pursuant to which we obtained an exclusive, sublicensable, worldwide license under certain know-how and future patents that may arise controlled by Chromaderm to develop, manufacture, and commercialize products containing ruboxistaurin, an inhibitor of protein kinase C, in non-topical formulations for all uses other than the treatment, prevention, and/or diagnosis of skin hyperpigmentation conditions or disorders. Chromaderm obtained an exclusive license from Eli Lilly to certain intellectual property necessary for the development, commercialization, and manufacture of ruboxistaurin and has developed certain additional intellectual property. Chromaderm reserved the right to use the licensed intellectual property to fulfill its obligations under supply and manufacturing agreements with us, and both Chromaderm and Eli Lilly reserved rights to use the licensed intellectual property to fulfill obligations under existing agreements and in the case of Eli Lilly for internal research. We are developing ruboxistaurin, or REC-3599, in various indications, including GM2. We are required to use commercially reasonable efforts to develop and commercialize the licensed products in the territory in accordance with a specified development plan as may be modified by us at any time in our sole discretion. Under the agreement, we are prohibited from developing, manufacturing, or commercializing licensed products for the treatment, prevention, and/or diagnosis of skin hyperpigmentation conditions or disorders.

Under the agreement, we paid Chromaderm an upfront payment of $1.3 million. We are obligated to pay Chromaderm certain development milestones with respect to the licensed products, totaling up to $35.5 million for a first indication, up to $52.5 million if multiple indications are pursued, and certain commercial milestones totaling up to $49 million. Finally, we will owe Chromaderm mid-single-digit to low-double-digit tiered royalties on net sales of REC-3599. As of the date of this filing, we have not made any milestone or royalty payments to Chromaderm.

The agreement will expire, on a licensed product-by-licensed product basis, a country-by-country basis upon the later of (a) the last to expire of the licensed patents applicable to the development, manufacture or commercialization of a licensed product in such country, (b) ten years from the first commercial sale of licensed product in such country, or (c) the expiration of regulatory exclusivity of such licensed product in such country. We may terminate the agreement on 90 days prior written notice to Chromaderm. Either party may terminate the agreement upon 45 days prior written notice (15 days for payment breaches) for an uncured, material breach by the other party.

REC-4881: Takeda License Agreement

In May 2020, we entered into a License Agreement, or the Takeda In-License, with Takeda Pharmaceutical Company Limited, or Takeda, pursuant to which we obtained an exclusive (even as to Takeda and its affiliates), worldwide, sublicensable under certain conditions, transferable, royalty-bearing license to certain Takeda patents, know-how and materials related to develop, manufacture and commercialize Takeda’s clinical-stage compound known as TAK-733, a non-ATP-competitive allosteric inhibitor of MEK1 and MEK2, subject to a non-exclusive, royalty-free, irrevocable, fully paid up, license back to Takeda to use the licensed compounds for non-clinical research purposes. We are currently developing the compound REC-4881 for the treatment of FAP, and patients with spontaneous APC-mutant tumors. We are also evaluating the utility of the compound in additional disease states using our platform.

We are required to use commercially reasonable efforts to develop and commercialize at least one licensed product in each of (a) the US, (b) at least three of the following European countries: the United Kingdom, France, Germany, Italy, and Spain, and (c) Japan.

Upon execution of the agreement, we paid an upfront fee of $1.5 million to Takeda. Under the Takeda In-License, we are obligated to pay Takeda milestones amounts totaling up to $39.5 million upon achievement of specified development and regulatory milestone events. In addition, we are obligated to pay Takeda low-to-mid single-digit royalties based on net sales of products containing the licensed compounds by us, our affiliates or sublicensees, subject to specified reductions. Our obligation to pay royalties continues on a country-by-country basis until the latest of expiration of the last to expire patent licensed by Takeda that covers the product, expiration of any regulatory exclusivity period for the product and ten years after the first commercial sale of the product, in such country. As of the date of this filing, we have not made any milestone or royalty payments to Takeda.

Each party has the right to terminate the license agreement for the other party’s material uncured breach, insolvency or bankruptcy. In addition, we may terminate the agreement without cause any time after May 2023, and Takeda may terminate the agreement if we have not conducted any material activities in support of the development or commercialization of the licensed compounds or any product containing a licensed compound and have not demonstrated that we used commercially reasonable efforts towards the development of such compounds or products for a period of 12 consecutive months and such failure is not due to events beyond our reasonable control. Further, Takeda may terminate the license agreement if we challenge the validity or enforceability of a licensed patent. Upon termination for any reason other than for Takeda’s breach of the license agreement, upon Takeda’s request we are obligated to negotiate in good faith, for a period of 120 days, terms and conditions of a license to Takeda under certain technology developed by us during the term of the agreement for the purpose of developing, commercializing and otherwise exploiting the licensed compounds and products containing the licensed compounds.

Competition

We are a clinical-stage biotechnology company utilizing advanced technologies across biology, chemistry, automation, and computer science to discover and design therapeutics at unprecedented scale and efficiency. Our efforts to date have resulted in an expansive pipeline of differentiated programs in early discovery and preclinical development and four clinical-stage programs as well as an intellectual property portfolio comprising patents, trademarks, software and trade secrets. We believe that our differentiated approach to technology-enabled drug discovery, a combination of both wet lab and computational approaches embodied by the Recursion OS, provides us with a significant competitive advantage.

We are a hybrid company, comprising the best elements of technology-enabled drug discovery companies, scalable platform companies and traditional biopharma companies. As such, we compete within multiple categories of the pharmaceutical and biotechnology industries where companies are similarly working to integrate rapidly advancing technologies into their drug discovery and development activities and/or are creating scalable scientific platforms with the potential to generate large therapeutic pipelines and where other companies are developing therapies targeting indications we are or may choose to pursue. While we believe we have the competitive advantages referred to above, we face competition from major pharmaceutical and biotechnology companies, academic institutions, governmental agencies, consortiums and public and private research institutions, among others, many of whom have significantly greater resources than us. Notable competitors include:

•Technology-Enabled Drug Discovery Companies. Such companies apply sophisticated computational tools to unlock novel insights or accelerate drug discovery and development across different points in the value chain. Representative examples include Relay Therapeutics, Exscientia, Schrodinger, AbCellera, Insitro, Valo Health and Atomwise.

•Scalable Platform Companies. Such companies are applying novel scientific approaches or engineering novel therapeutic modalities with the potential to seed large numbers of therapeutic candidates. These companies may compete directly with our pipeline of predominantly small molecule therapeutics. Representative companies include Moderna, BioNTech, and CureVac.

•Traditional Biopharma Companies. Such companies, while primarily engaged in late-stage clinical development and product commercialization, are increasingly making their own investments in the application of ML and advanced computational tools across the drug discovery and development value chain. Such investments may include partnerships with other biotechnology companies (including Recursion) from which we may benefit. Representative companies include Novartis, Janssen (a subsidiary of Johnson & Johnson), Merck, and Pfizer.

•Large Technology Companies. Large technology companies constantly seek growth opportunities. Technology-enabled drug discovery may represent a compelling opportunity for these companies, some of which have research groups or subsidiaries focused on drug discovery and others of which have signed large technology partnerships with biopharma companies. Representative companies include Alphabet, Microsoft, and Amazon.

Legal Proceedings

From time to time, we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. We are not currently a party to any material legal proceedings. Regardless of outcome, any such proceedings or claims could have an adverse impact on us because of defense and settlement costs, diversion of resources and other factors, and there can be no assurances that favorable outcomes will be obtained.

Intellectual Property

Our intellectual property focus is the industrialization of phenomics, a new class of -omics data, and have applied industry knowledge to date to continue to build out and expand a variety of other cutting-edge technologies. Further, we have generated algorithmic, software, and statistical insights in the course of our work. Within the burgeoning field of technology-enabled drug discovery, we seek to protect our innovations, with a combination of patents and trade secrets and for each novel technology or improvement we develop, we consider the appropriate course of intellectual property protection.

Our commercial success depends in part on our ability to obtain and maintain proprietary protection for drug candidates and any of our future drug candidates, novel discoveries, product development technologies, and know how; to operate without infringing, misappropriating or otherwise violating the proprietary rights of others; and to prevent others from infringing, misappropriating or otherwise violating our proprietary rights. Our policy is to seek to protect our proprietary position by, among other methods, filing or in-licensing U.S. and foreign patents and patent applications related to our proprietary technology, inventions, and improvements that are important to the development and implementation of our business. We also rely on trademarks, trade secrets, know-how, continuing technological innovation, and potential in-licensing opportunities to develop and maintain our proprietary position.

We believe in the benefits of open-source science and that open-source data sharing drives value for us and society as a whole. For example, we have published certain key findings and datasets derived from our platform around COVID-19 under terms designed to allow anyone to make use of the data, in the hope that the data would be useful in fighting the global pandemic. We have also released some of the largest open-sourced biological datasets in the world, the RXRX1, and RXRX2 datasets, under terms that allow for broad academic and non-commercial use.

Patents

As of March 2022, we own 49 issued U.S. patents, 15 pending U.S. patent applications and we exclusively license 9 issued U.S. patents, 2 pending U.S. patent applications, 117 issued foreign patents, and 19 pending foreign patent applications. These patents and patent applications fall into 95 different patent families across 79 different jurisdictions worldwide.

•Recursion OS IP: Our Recursion OS is covered by several Recursion-owned patent families, comprising 3 U.S. patents, 4 pending U.S. provisional applications, 9 pending U.S. non-provisional applications, five pending PCT applications, and 2 pending foreign patent applications (in Germany and Taiwan). We also pursue a strategy of seeking patent protection on smaller discrete inventions throughout the breadth of our pipeline, ranging from experiment design, operations within our labs, data collection, and analysis (including deep learning insights); Our patents related to our Recursion Learning Platform System IP generally expire between 2038 and 2041, excluding any patent term adjustment or patent term extension.

•InVivomics: Additionally, through our acquisition of Vium, we obtained a collection of active patent families related to InVivomics, including 39 issued U.S. patents covering cage design, data collection, and data analysis, 19 pending U.S. non-provisional patent applications and 1 pending U.S. design application. Our patents related to our InVivomics generally expire between 2035 and 2040, excluding any patent term adjustment or patent term extension.

•Program IP: A breakdown of our Compound IP portfolio is below:

◦REC-2282: We exclusively license 3 issued U.S. patents, 1 pending U.S. patent application, 38 issued foreign patents (including patents in the UK, Germany, France, Spain, Italy, Canada, and Japan), and 3 pending foreign patent applications related to REC- from OSIF; this patent estate includes composition of matter IP for REC-2282. Our licensed patents related to REC-2282 generally expire between 2027 and 2036, excluding any patent term adjustment or patent term extension.

◦REC-3599: We own a PCT patent application in connection with our REC-3599 product candidate in the treatment of GM2.

◦REC-994: We exclusively license 2 U.S. patents, 2 issued foreign patents (in Russia and Japan), and 9 pending foreign patent applications (including China, Japan, Korea, Mexico, and Canada) in connection with our REC-994 product candidate from UURF; this patent estate is targeted at the use of REC-994 for the treatment of CCM. Our licensed patents related to REC-994 generally expire between 2035 and 2036, excluding any patent term adjustment or patent term extension.

◦REC-4881: We exclusively license 3 U.S. patents, 69 foreign patents (including in the UK, Germany, France, Spain, Italy, China, Japan, Korea, Mexico, and Canada) and 5 pending foreign patent applications in connection with our REC-4881 product candidate from Takeda; this patent estate includes composition of matter IP for REC-4881. Our licensed patents related to REC-4881 generally expire between 2027 and 2032, excluding any patent term adjustment or patent term extension.

The patent positions of companies like ours are generally uncertain and involve complex legal and factual questions. No consistent policy regarding the scope of claims allowable in patents in the field of biotechnology has emerged in the United States and in Europe, among other countries. Changes in the patent laws and rules, either by legislation, judicial decisions, or regulatory interpretation in other countries may diminish our ability to protect our inventions and enforce our intellectual property rights, and more generally could affect the value of our intellectual property. In particular, our ability to stop third parties from making, using, selling, offering to sell, importing, or otherwise commercializing any of our patented inventions, either directly or indirectly, will depend in part on our success in obtaining, defending, and enforcing patent claims that cover our technology, inventions, and improvements. With respect to both licensed and company-owned intellectual property, we cannot be sure that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications filed by us in the future, nor can we be sure that any of our existing patents or any patents that may be granted to us in the future will be commercially useful in protecting our platform and drug candidates and the methods used to manufacture them. Moreover, our issued patents and those that may issue in the future may not guarantee us the right to practice our technology in relation to the commercialization of our platform’s drug candidates. The area of patent and other intellectual property rights in biotechnology is an evolving one with many risks and uncertainties, which may prevent us from commercializing our drug candidates and future drug candidates and practicing our proprietary technology.

Our issued patents and those that may issue in the future may be challenged, narrowed, circumvented, or invalidated, which could limit our ability to stop competitors from marketing related platforms or drug candidates or limit the length of the term of patent protection that we may have for our drug candidates, and future drug candidates, and platforms. In addition, the rights granted under any issued patents may not provide us with complete protection or competitive advantages against competitors with similar technology. Furthermore, our competitors may independently develop similar technologies that achieve similar outcomes but with different approaches. For these reasons, we may have competition for our drug candidates. Moreover, the time required for the development, testing, and regulatory review of our candidate products may shorten the length of effective patent protection following commercialization. For this and other risks related to our proprietary technology, inventions, improvements, platforms, and drug candidates, please see the section titled “Risk Factors—Risks Related to Our Intellectual Property.”

Our commercial success will also depend in part on not infringing upon the proprietary rights of third parties. It is uncertain whether the issuance of any third-party patent would require us to alter our development or commercial strategies for our products or processes or to obtain licenses or cease certain activities. Our breach of any license agreements or failure to obtain a license to proprietary rights that we may require to develop or commercialize our future products may have an adverse impact on us. If third parties prepare and file patent applications in the United States that also claim technology to which we have rights, we may have to participate in interference or derivation proceedings in the USPTO to determine priority of invention. For more information, please see “Risk Factors—Risks Related to Our Intellectual Property.”

Some of our pending patent applications in the United States are provisional patent applications. Provisional patent applications are not eligible to become issued patents until, among other things, we file a non-provisional patent application within 12 months of filing of one or more of our related provisional patent applications. If we do not timely file any non-provisional patent applications, we may lose our priority date with respect to our provisional patent applications and any patent protection on the inventions disclosed in our provisional patent applications. While we intend to timely file non-provisional patent applications relating to our provisional patent applications, we cannot predict whether any such patent applications will result in the issuance of patents that provide us with any competitive advantage.

The term of individual patents depends upon the legal term of the patents in the countries in which they are obtained. In most countries in which we file, the patent term is 20 years from the earliest date of filing a nonprovisional patent application related to the patent. However, the actual protection afforded by a patent varies on a product-by-product basis, from country to country, and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory-related extensions, the availability of legal remedies in a particular country, and the validity and enforceability of the patent. A U.S. patent also may be accorded patent term adjustment, or PTA, under certain circumstances to compensate for delays in obtaining the patent from the USPTO. In some instances, such a PTA may result in a U.S. patent term extending beyond 20 years from the earliest date of filing a non-provisional patent application related to the U.S. patent. In addition, in the United States, the term of a U.S. patent that covers an FDA-approved drug may also be eligible for patent term extension, which permits patent term restoration as compensation for the patent term lost during the FDA regulatory review process.

Trademarks

As of January 2021, our trademark portfolio comprises more than 70 registered trademarks or active trademark applications worldwide. Such portfolio includes 20 registered foreign trademarks, 30 pending foreign trademark applications, 11 registered U.S. trademarks, and 9 pending U.S. trademark applications, among which we have issued trademarks in the U.S. for “Recursion” and “Recursion Pharmaceuticals.”

Trade Secrets

In addition to our reliance on patent protection for our inventions, drug candidates and programs, we also rely on trade secrets, know-how, confidentiality agreements, and continuing technological innovation to develop and maintain our competitive position. For example, some elements of manufacturing processes, proprietary assays, analytics techniques and processes, knowledge gained through clinical experience such as approaches to dosing and administration and management of patients, as well as computational-biological algorithms, and related processes and software, are based on unpatented trade secrets and know-how that are not publicly disclosed. Although we take steps to protect our proprietary information and trade secrets, including through contractual means with our employees, advisors and consultants, these agreements may be breached, and we may not have adequate remedies for any breach. In addition, third parties may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets or disclose our technology. As a result, we may not be able to meaningfully protect our trade secrets. It is our policy to require our employees, consultants, outside scientific collaborators, sponsored researchers, and other advisors to execute confidentiality agreements upon the commencement of employment or consulting relationships with us. These agreements provide that all confidential information concerning our business or financial affairs developed or made known to the individual or entity during the course of the party’s relationship with us is to be kept confidential and not disclosed to third parties except in specific circumstances. In the case of employees, the agreements provide that all inventions conceived of by the individual during the course of employment, and which relate to or are reasonably capable or being used in our current or planned business or research and development are our exclusive property. In addition, we take other appropriate precautions, such as physical and technological security measures, to guard against the misappropriation of our proprietary technology by third parties. However, such agreements and policies may be breached, and we may not have adequate remedies for such breaches. For more information regarding the risks related to our intellectual property, see “Risk Factors—Risks Related to Our Intellectual Property.”

Government Regulation

Government authorities in the United States at the federal, state and local level and in other countries regulate, among other things, the research, development, testing, manufacture, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, post-approval monitoring and reporting, marketing, and export and import of drug and biological products. Generally, before a new drug can be marketed, considerable data demonstrating its quality, safety, and efficacy must be obtained, organized into a format specific for each regulatory authority, submitted for review and approved by the regulatory authority.

U.S. Drug Development

In the United States, the FDA regulates drugs under the Food, Drug, and Cosmetic Act, or FDCA. Drugs also are subject to other federal, state, and local statutes and regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local, and foreign statutes and regulations requires the expenditure of substantial time and financial resources. Failure to comply with the applicable United States requirements at any time during the product development process, approval process or post-market may subject an applicant to administrative or judicial sanctions. These sanctions could include, among other actions, the FDA’s refusal to approve pending applications, withdrawal of an approval, a clinical hold, untitled or warning letters, product recalls or market withdrawals, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement, and civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on us.
•Our drug candidates are considered small molecule drugs and must be approved by the FDA through the new drug application, or NDA, process before they may be legally marketed in the United States. The process generally involves the following: completion of extensive preclinical studies in accordance with applicable regulations, including studies conducted in accordance with good laboratory practice, or GLP;
•submission to the FDA of an investigational new drug, or IND, application, which must become effective before human clinical trials may begin;
•approval by an independent institutional review board, or IRB, or ethics committee at each clinical trial site before each trial may be initiated;
•performance of adequate and well-controlled human clinical trials in accordance with applicable IND regulations, good clinical practice, or GCP, requirements and other clinical trial-related regulations to establish substantial evidence of the safety and efficacy of the investigational product for each proposed indication;
•submission to the FDA of an NDA;
•a determination by the FDA within 60 days of its receipt of an NDA to accept the filing for review;
•satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities where the drug will be produced to assess compliance with cGMP requirements to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity;

•potential FDA audit of the preclinical study and/or clinical trial sites that generated the data in support of the NDA filing;
•FDA review and approval of the NDA, including consideration of the views of any FDA advisory committee, prior to any commercial marketing or sale of the drug in the United States; and
•compliance with any post-approval requirements, including the potential requirement to implement a Risk Evaluation and Mitigation Strategy, or REMS, and the potential requirement to conduct post-approval studies.

The data required to support an NDA is generated in two distinct developmental stages: preclinical and clinical. The preclinical and clinical testing and approval process requires substantial time, effort and financial resources, and we cannot be certain that any approvals for any current and future drug candidates will be granted on a timely basis, or at all.

Preclinical Studies and IND

The preclinical developmental stage generally involves laboratory evaluations of drug chemistry, formulation, and stability, as well as studies to evaluate toxicity in animals, which support subsequent clinical testing. The sponsor must submit the results of the preclinical studies, together with manufacturing information, analytical data, any available clinical data or literature and a proposed clinical protocol, to the FDA as part of the IND. An IND is a request for authorization from the FDA to administer an investigational product to humans and must become effective before human clinical trials may begin.
Preclinical studies include laboratory evaluation of product chemistry and formulation, as well as in vitro and animal studies to assess the potential for adverse events and in some cases to establish a rationale for therapeutic use. The conduct of preclinical studies is subject to federal regulations and requirements, including GLP regulations for safety/toxicology studies. An IND sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and plans for clinical studies, among other things, to the FDA as part of an IND. Some long-term preclinical testing, such as animal tests of reproductive adverse events and carcinogenicity, may continue after the IND is submitted. An IND automatically becomes effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions related to one or more proposed clinical trials and places the trial on clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. As a result, submission of an IND may not result in the FDA allowing clinical trials to commence.

Clinical Trials

The clinical stage of development involves the administration of the investigational product to healthy volunteers or patients under the supervision of qualified investigators, generally physicians not employed by or under the trial sponsor’s control, in accordance with GCP requirements, which include the requirement that all research subjects provide their informed consent for their participation in any clinical trial. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, dosing procedures, subject selection, and exclusion criteria and the parameters to be used to monitor subject safety and assess efficacy. Each protocol, and any subsequent amendments to the protocol, must be submitted to the FDA as part of the IND. Furthermore, each clinical trial must be reviewed and approved by an IRB for each institution at which the clinical trial will be conducted to ensure that the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to anticipated benefits. The IRB must also approve the informed consent form that must be provided to each clinical trial subject or his or her legal representative and must monitor the clinical trial until completed. There also are requirements governing the reporting of ongoing clinical trials and completed clinical trial results to public registries.
A sponsor who wishes to conduct a clinical trial outside of the United States may, but need not, obtain FDA authorization to conduct the clinical trial under an IND. If a foreign clinical trial is not conducted under an IND, the sponsor may submit data from the clinical trial to the FDA in support of an NDA. The FDA will generally accept a well-designed and well-conducted foreign clinical trial not conducted under an IND if the trial was conducted in accordance with the ethical principles contained in the Declaration of Helsinki pursuant to 21 CFR 312.120(c)(4), incorporating the 1989 version of the Declaration, or with the laws and regulations of the foreign regulatory authority where the trial was conducted, such as the European Medicines Agency, or EMA, whichever provides greater protection of the human subjects, and with GCP and GMP requirements, and the FDA is able to validate the data through an onsite inspection, if deemed necessary, and the practice of medicine in the foreign country is consistent with the United States.

Clinical trials in the United States generally are conducted in three sequential phases, known as Phase 1, Phase 2 and Phase 3, and may overlap.
•Phase 1 clinical trials generally involve a small number of healthy volunteers or disease-affected patients who are initially exposed to a single dose and then multiple doses of the drug candidate. The primary purpose of these clinical trials is to assess the metabolism, pharmacologic action, tolerability and safety of the drug.
•Phase 2 clinical trials involve studies in disease-affected patients to determine the dose and dosing schedule required to produce the desired benefits. At the same time, safety and further pharmacokinetic and pharmacodynamic information are collected, possible adverse effects and safety risks are identified, and a preliminary evaluation of efficacy is conducted.
•Phase 3 clinical trials generally involve a large number of patients at multiple sites and are designed to provide the data necessary to demonstrate the effectiveness of the product for its intended use, its safety in use and to establish the overall benefit/risk relationship of the product and provide an adequate basis for product approval. These trials may include comparisons with placebo and/or other comparator treatments. The duration of treatment is often extended to mimic the actual use of a product during marketing.
Post-approval trials, sometimes referred to as Phase 4 clinical trials, are conducted after initial marketing approval. These trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication. In certain instances, the FDA may mandate the performance of Phase 4 clinical trials as a condition of approval of an NDA.
Progress reports detailing the results of the clinical trials, among other information, must be submitted at least annually to the FDA. The sponsor is also responsible for submitting written IND safety reports, including reports of serious and unexpected suspected adverse events, findings from other studies suggesting a significant risk to humans exposed to the drug, findings from animal or in vitro testing that suggest a significant risk for human subjects, and any clinically significant increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigator brochure.
Phase 1, Phase 2, and Phase 3 clinical trials may not be completed successfully within any specified period, if at all. The FDA or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to patients. Additionally, some clinical trials are overseen by an independent group of qualified experts organized by the clinical trial sponsor, known as a data safety monitoring board or committee. This group provides authorization for whether a trial may move forward at designated checkpoints based on access to certain data from the trial.
Concurrent with clinical trials, companies usually complete additional animal safety studies and also must develop additional information about the chemistry and physical characteristics of the drug as well as finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process, as performed by the manufacturing facility, must be capable of consistently producing quality batches of our drug candidates. Additionally, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that our drug candidates do not undergo unacceptable deterioration over their labeled shelf life.

NDA Review Process

Following completion of the clinical trials, data is analyzed to assess whether the investigational product is safe and effective for the proposed indicated use or uses. The results of preclinical studies and clinical trials are then submitted to the FDA as part of an NDA, along with proposed labeling, chemistry, and manufacturing information to ensure product quality and other relevant data. In short, the NDA is a request for approval to market the drug in the United States for one or more specified indications and must contain proof of safety and efficacy for a drug.
The application must include both negative and ambiguous results of preclinical studies and clinical trials, as well as positive findings. Data may come from company-sponsored clinical trials intended to test the safety and efficacy of a product’s use or from a number of alternative sources, including studies initiated by investigators. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety and efficacy of the investigational product to the satisfaction of the FDA. FDA approval of an NDA must be obtained before a drug may be legally marketed in the United States.

Under the Prescription Drug User Fee Act, or PDUFA, as amended, each NDA must be accompanied by a user fee. FDA adjusts the PDUFA user fees on an annual basis. PDUFA also imposes an annual program fee for each marketed human drug. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. Additionally, no user fees are assessed on NDAs for products designated as orphan drugs, unless the product also includes a non-orphan indication.

The FDA reviews all submitted NDAs before it accepts them for filing and may request additional information rather than accepting the NDA for filing. The FDA must make a decision on accepting an NDA for filing within 60 days of receipt. Once the submission is accepted for filing, the FDA begins an in-depth review of the NDA. Under the goals and policies agreed to by the FDA under PDUFA, the FDA has ten months, from the filing date, in which to complete its initial review of a new molecular-entity NDA and respond to the applicant, and six months from the filing date of a new molecular-entity NDA designated for priority review. The FDA does not always meet its PDUFA goal dates for standard and priority NDAs, and the review process is often extended by FDA requests for additional information or clarification.

Before approving an NDA, the FDA will conduct a pre-approval inspection of the manufacturing facilities for the new product to determine whether they comply with cGMP requirements. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. The FDA also may audit data from clinical trials to ensure compliance with GCP requirements. Additionally, the FDA may refer applications for novel drug products or drug products which present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and under what conditions, if any. The FDA is not bound by recommendations of an advisory committee, but it considers such recommendations when making decisions on approval. The FDA likely will reanalyze the clinical trial data, which could result in extensive discussions between the FDA and the applicant during the review process. After the FDA evaluates an NDA, it will issue an approval letter or a Complete Response Letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. A Complete Response Letter indicates that the review cycle of the application is complete, and the application will not be approved in its present form. A Complete Response Letter usually describes all of the specific deficiencies in the NDA identified by the FDA. The Complete Response Letter may require additional clinical data, additional pivotal Phase 3 clinical trial(s) and/or other significant and time-consuming requirements related to clinical trials, preclinical studies and/or manufacturing. If a Complete Response Letter is issued, the applicant may either resubmit the NDA, addressing all of the deficiencies identified in the letter, or withdraw the application. Even if such data and information are submitted, the FDA may decide that the NDA does not satisfy the criteria for approval. Data obtained from clinical trials are not always conclusive and the FDA may interpret data differently than we interpret the same data.

Orphan Drugs

Under the Orphan Drug Act, the FDA may grant an orphan designation to a drug or biological product intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States, or more than 200,000 individuals in the United States and for which there is no reasonable expectation that the cost of developing and making the product available in the United States for this type of disease or condition will be recovered from sales of the product.
Orphan drug designation must be requested before submitting an NDA. After the FDA grants orphan drug designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. Orphan drug designation does not convey any advantage in or shorten the duration of the regulatory review and approval process.
If a product that has orphan designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan drug exclusivity, which means that the FDA may not approve any other applications to market the same drug for the same indication for seven years from the date of such approval, except in limited circumstances, such as a showing of clinical superiority to the product with orphan exclusivity by means of greater effectiveness, greater safety, or providing a major contribution to patient care or in instances of drug supply issues. However, competitors may receive approval of either a different product for the same indication or the same product for a different indication but that could be used off-label in the orphan indication. Orphan drug exclusivity also could block the approval of one of our products for seven years if a competitor obtains approval before we do for the same product, as defined by the FDA, for the same indication we are seeking approval, or if a drug candidate is determined to be contained within the scope of the competitor’s product for the same indication. If one of our products designated as an orphan drug receives marketing approval for an indication broader than that which is designated, it may not be entitled to orphan drug exclusivity. Orphan drug status in the European Union has similar, but not identical, requirements and benefits.

Expedited Development and Review Programs

The FDA has a fast track program that is intended to expedite or facilitate the process for reviewing new drugs that meet certain criteria. Specifically, new drugs are eligible for fast track designation if they are intended to treat a serious or life-threatening condition and preclinical or clinical data demonstrate the potential to address unmet medical needs for the condition. Fast track designation applies to both the product and the specific indication for which it is being studied. The sponsor can request the FDA to designate the product for fast track status any time before receiving NDA approval, but ideally no later than the pre-NDA meeting with the FDA.
Any product submitted to the FDA for marketing, including under a fast track program, may be eligible for other types of FDA programs intended to expedite development and review, such as priority review and accelerated approval. Any product is eligible for priority review if it treats a serious or life-threatening condition and, if approved, would provide a significant improvement in safety and effectiveness compared to available therapies.
A product may also be eligible for accelerated approval, if it treats a serious or life-threatening condition and generally provides a meaningful advantage over available therapies. In addition, it must demonstrate an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, or IMM, which is reasonably likely to predict an effect on IMM or other clinical benefit. As a condition of approval, the FDA may require that a sponsor of a drug receiving accelerated approval perform adequate and well-controlled post-marketing clinical trials. FDA may withdraw drug approval or require changes to the labeled indication of the drug if confirmatory post-market trials fail to verify clinical benefit or do not demonstrate sufficient clinical benefit to justify the risks associated with the drug. If the FDA concludes that a drug shown to be effective can be safely used only if distribution or use is restricted, it may require such post-marketing restrictions as it deems necessary to assure safe use of the product.
Additionally, a drug may be eligible for designation as a breakthrough therapy if the product is intended, alone or in combination with one or more other drugs or biologics, to treat a serious or life-threatening condition and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over currently approved therapies on one or more clinically significant endpoints. The benefits of breakthrough therapy designation include the same benefits as fast track designation, plus intensive guidance from the FDA to ensure an efficient drug development program. Fast track designation, priority review, accelerated approval and breakthrough therapy designations do not change the standards for approval, but may expedite the development or approval process.

Post-approval Requirements

Following approval of a new product, the manufacturer and the approved product are subject to continuing regulation by the FDA, including, among other things, monitoring and record-keeping requirements, requirements to report adverse events and comply with promotion and advertising requirements, which include restrictions on promoting drugs for unapproved uses or patient populations, known as “off-label promotion,” and limitations on industry-sponsored scientific and educational activities. Although physicians may prescribe legally available drugs for off-label uses, manufacturers may not market or promote such uses. Prescription drug promotional materials must be submitted to the FDA in conjunction with their first use. Further, if there are any modifications to the drug, including changes in indications, labeling, or manufacturing processes or facilities, the applicant may be required to submit and obtain FDA approval of a new NDA or NDA supplement, which may require the development of additional data or preclinical studies and clinical trials.
The FDA may also place other conditions on approvals including the requirement for REMS, to assure the safe use of the product. A REMS could include medication guides, physician communication plans or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. Any of these limitations on approval or marketing could restrict the commercial promotion, distribution, prescription or dispensing of products. Product approvals may be withdrawn for non-compliance with regulatory standards or if problems occur following initial marketing.

The FDA may withdraw approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical studies to assess new safety risks or imposition of distribution restrictions or other restrictions under a REMS program. Other potential consequences include, among other things:
•restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market, or product recalls;
•fines, warning letters, or holds on post-approval clinical studies;
•refusal of the FDA to approve pending applications or supplements to approved applications;
•suspension or revocation of product approvals;
•product seizure or detention;
•refusal to permit the import or export of products; or
•injunctions or the imposition of civil or criminal penalties.
The FDA strictly regulates marketing, labeling, advertising and promotion of products that are placed on the market. Drugs may be promoted only for the approved indications and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability.

FDA Regulation of Companion Diagnostics

A therapeutic product may rely upon an in vitro companion diagnostic for use in selecting the patients that will be more likely to respond to that therapy. If an in vitro diagnostic is essential to the safe and effective use of the therapeutic product and if the manufacturer wishes to market or distribute such diagnostic for use as a companion diagnostic, then the FDA will require separate approval or clearance of the diagnostic as a companion diagnostic to the therapeutic product. According to FDA guidance, an unapproved or uncleared companion diagnostic device used to make treatment decisions in clinical trials of a drug generally will be considered an investigational medical device unless it is employed for an intended use for which the device is already approved or cleared. If used to make critical treatment decisions, such as patient selection, the diagnostic device generally will be considered a significant risk device under the FDA’s Investigational Device Exemption, or IDE, regulations. The sponsor of the diagnostic device will be required to comply with the IDE regulations for clinical studies involving the investigational diagnostic device. According to the guidance, if a diagnostic device and a drug are to be studied together to support their respective approvals, both products can be studied in the same clinical trial, if the trial meets both the requirements of the IDE regulations and the IND regulations. The guidance provides that depending on the details of the clinical trial protocol, the investigational product(s), and subjects involved, a sponsor may seek to submit an IDE alone (e.g., if the drug has already been approved by FDA and is used consistent with its approved labeling), or both an IND and an IDE.

Pursuing FDA approval/clearance of an in vitro companion diagnostic would require either a pre-market notification, also called 510(k) clearance, or a pre-market approval, or PMA, or a de novo classification for that diagnostic. The review of companion diagnostics involves coordination of review with the FDA’s Center for Devices and Radiological Health.

510(k) clearance process

To obtain 510(k) clearance, a pre-market notification is submitted to the FDA demonstrating that the proposed device is substantially equivalent to a previously cleared 510(k) device or a device that was in commercial distribution before May 28, 1976 for which the FDA has not yet required the submission of a PMA application. The FDA’s 510(k) clearance process may take three to 12 months from the date the application is submitted and filed with the FDA, but may take longer if FDA requests additional information, among other reasons. In some cases, the FDA may require clinical data to support substantial equivalence. In reviewing a pre-market notification submission, the FDA may request additional information, which may significantly prolong the review process. Notwithstanding compliance with all these requirements, clearance is never assured.

After a device receives 510(k) clearance, any subsequent modification of the device that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, will require a new 510(k) clearance or require a PMA. In addition, the FDA may make substantial changes to industry requirements, including which devices are eligible for 510(k) clearance, which may significantly affect the process.

De novo classification process

If a new medical device does not qualify for the 510(k) pre-market notification process because no predicate device to which it is substantially equivalent can be identified, the device is automatically classified into Class III. The Food and Drug Administration Modernization Act of 1997 established a different route to market for low to moderate risk medical devices that are automatically placed into Class III due to the absence of a predicate device, called the “Request for Evaluation of Automatic Class III Designation,” or the de novo classification process. This process allows a manufacturer whose novel device is automatically classified into Class III to request down-classification of its medical device into Class I or Class II on the basis that the device presents a low or moderate risk, rather than requiring the submission and approval of a PMA. If the manufacturer seeks reclassification into Class II, the manufacturer must include a draft proposal for special controls that are necessary to provide a reasonable assurance of the safety and effectiveness of the medical device. The FDA may reject the reclassification petition if it identifies a legally marketed predicate device that would be appropriate for a 510(k) or determines that the device is not low to moderate risk and requires PMA or that general controls would be inadequate to control the risks and special controls cannot be developed.

Obtaining FDA marketing authorization, de novo down-classification, or approval for medical devices is expensive and uncertain, may take several years, and generally requires significant scientific and clinical data.

PMA process

The PMA process, including the gathering of clinical and nonclinical data and the submission to and review by the FDA, can take several years or longer. The applicant must prepare and provide the FDA with reasonable assurance of the device’s safety and effectiveness, including information about the device and its components regarding, among other things, device design, manufacturing, and labeling. PMA applications are subject to an application fee. In addition, PMAs for medical devices must generally include the results from extensive preclinical and adequate and well-controlled clinical trials to establish the safety and effectiveness of the device for each indication for which FDA approval is sought. In particular, for a diagnostic, the applicant must demonstrate that the diagnostic produces reproducible results. As part of the PMA review, the FDA will typically inspect the manufacturer’s facilities for compliance with the Quality System Regulation, or QSR, which imposes extensive testing, control, documentation, and other quality assurance and GMP requirements.

Other U.S. Regulatory Matters

•Our current and future arrangements with healthcare providers, third-party payors, customers, and others may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations, which may constrain the business or financial arrangements and relationships through which we research, as well as, sell, market, and distribute any products for which we obtain marketing approval. The applicable federal, state and foreign healthcare laws and regulations that may affect our ability to operate include, but are not limited to: the federal Anti-Kickback Statute, which makes it illegal for any person, including a prescription drug or medical device manufacturer (or a party acting on its behalf), to knowingly and willfully solicit, receive, offer or pay any remuneration that is intended to induce or reward referrals, including the purchase, recommendation, order or prescription of a particular drug, for which payment may be made under a federal healthcare program, such as Medicare or Medicaid. Moreover, the ACA (as defined below) provides that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act;
•The federal false claims, including the civil False Claims Act that can be enforced by private citizens through civil whistleblower or qui tam actions, and civil monetary penalties prohibit individuals or entities from, among other things, knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government, and/or impose exclusions from federal health care programs and/or penalties for parties who engage in such prohibited conduct;

•The Federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, prohibits, among other things, executing or attempting to execute a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;
•HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, and their implementing regulations also impose obligations on covered entities such as health insurance plans, healthcare clearinghouses, and certain health care providers and their respective business associates, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;
•The federal Physician Payments Sunshine Act requires applicable manufacturers of covered drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to annually report to Centers for Medicare & Medicaid Services, or CMS, information regarding certain payments and other transfers of value to physicians and teaching hospitals as well as information regarding ownership and investment interests held by physicians and their immediate family members; and
•Analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers, state laws that require biotechnology companies to comply with the biotechnology industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government; state and local laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures and require the registration of their sales representatives, state laws that require biotechnology companies to report information on the pricing of certain drug products, and state and foreign laws that govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.
Pricing and rebate programs must also comply with the Medicaid rebate requirements of the U.S. Omnibus Budget Reconciliation Act of 1990 and more recent requirements in the ACA (as defined below). If products are made available to authorized users of the Federal Supply Schedule of the General Services Administration, additional laws and requirements apply. Manufacturing, sales, promotion, and other activities also are potentially subject to federal and state consumer protection and unfair competition laws. In addition, the distribution of pharmaceutical and/or medical device products is subject to additional requirements and regulations, including extensive record-keeping, licensing, storage, and security requirements intended to prevent the unauthorized sale of pharmaceutical and/or medical device products. Products must meet applicable child-resistant packaging requirements under the U.S. Poison Prevention Packaging Act as well as other applicable consumer safety requirements.
The failure to comply with any of these laws or regulatory requirements subjects firms to possible legal or regulatory action. Depending on the circumstances, failure to meet applicable regulatory requirements can result in significant civil, criminal and administrative penalties, including damages, fines, disgorgement, imprisonment, exclusion from participation in government funded healthcare programs, such as Medicare and Medicaid, integrity oversight and reporting obligations, contractual damages, reputational harm, diminished profits and future earnings, injunctions, requests for recall, seizure of products, total or partial suspension of production, denial or withdrawal of product approvals or refusal to allow a firm to enter into supply contracts, including government contracts.

U.S. Patent-term Restoration and Marketing Exclusivity

Depending upon the timing, duration, and specifics of FDA approval of any future drug candidates, some of our U.S. patents may be eligible for limited patent term extension under the Hatch-Waxman Act. The Hatch-Waxman Act permits restoration of the patent term of up to five years as compensation for patent term lost during product development and FDA regulatory review process. Patent-term restoration, however, cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent-term restoration period is generally one-half the time between the effective date of an IND or the issue date of the patent, whichever is later, and the submission date of an NDA plus the time between the submission date of an NDA or the issue date of the patent, whichever is later, and the approval of that application, except that the review period is reduced by any time during which the applicant failed to exercise due diligence. Only one patent applicable to an approved drug, a method for using it, or a method of manufacturing it, is eligible for the extension and the application for the extension must be submitted prior to the expiration of the patent. The USPTO, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. In the future, if and when our products receive FDA approval, we may apply for restoration of patent term for our currently owned or licensed patents covering products eligible for patent term extension to add patent life beyond its current expiration date, depending on the expected length of the clinical trials and other factors involved in the filing of the relevant NDA. Similar provisions are available in Europe and certain other jurisdictions to extend the term of a patent that covers an approved drug. We may seek patent term extension for any of our issued or licensed patents in any jurisdiction where these are available; however, there is no guarantee that the applicable authorities, including the FDA in the United States, will agree with our assessment of whether such extensions should be granted, and if granted, the length of such extensions.

Market exclusivity provisions under the FDCA also can delay the submission or the approval of certain applications. The FDCA provides a five-year period of non-patent marketing exclusivity within the United States to the first applicant to gain approval of an NDA for an NCE. A drug is an NCE if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not accept for review an abbreviated new drug application, or ANDA, or a 505(b)(2) NDA submitted by another company for a generic version of such drug where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement. The FDCA also provides three years of marketing exclusivity for an NDA, 505(b)(2) NDA or supplement to an existing NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example, new indications, dosages or strengths of an existing drug. This three-year exclusivity covers only the conditions of use associated with the new clinical investigations and does not prohibit the FDA from approving ANDAs for drugs containing the original active agent. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA. However, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the preclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness or generate such data themselves.

European Union Drug Development

Similar to the United States, the various phases of preclinical and clinical research in the European Union are subject to significant regulatory controls. Although the EU Clinical Trials Directive 2001/20/EC has sought to harmonize the EU clinical trials regulatory framework, setting out common rules for the control and authorization of clinical trials in the EU, the EU Member States have transposed and applied the provisions of the Directive differently. This has led to significant variations in the member state regimes. Under the current regime, before a clinical trial can be initiated, it must be approved in each of the EU countries where the trial is to be conducted by two distinct bodies: the National Competent Authority, NCA, and one or more Ethics Committees, or ECs. Under the current regime all suspected unexpected serious adverse reactions to the investigated drug that occur during the clinical trial have to be reported to the NCA and ECs of the Member State where they occurred.

The EU clinical trials legislation currently is undergoing a transition process mainly aimed at harmonizing and streamlining clinical-trial authorization, simplifying adverse-event reporting procedures, improving the supervision of clinical trials, and increasing their transparency. Recently enacted Clinical Trials Regulation EU No 536/2014 ensures that the rules for conducting clinical trials in the EU will be identical. In the meantime, Clinical Trials Directive 2001/20/EC continues to govern all clinical trials performed in the EU.

European Union Drug Review and Approval

In the European Economic Area, or EEA, which is composed of the 28 Member States of the European Union and three European Free Trade Association States (Norway, Iceland, and Liechtenstein), medicinal products can only be commercialized after obtaining a Marketing Authorization, or MA. There are two types of marketing authorizations.
•The Community MA is issued by the European Commission through the Centralized Procedure, based on the opinion of the Committee for Medicinal Products for Human Use, or CHMP, of the EMA, and is valid throughout the entire territory of the EEA. The Centralized Procedure is mandatory for certain types of products, such as biotechnology medicinal products, orphan medicinal products, advanced-therapy medicines such as gene-therapy, somatic cell-therapy or tissue-engineered medicines and medicinal products containing a new active substance indicated for the treatment of HIV, AIDS, cancer, neurodegenerative disorders, diabetes, auto-immune and other immune dysfunctions and viral diseases. The Centralized Procedure is optional for products containing a new active substance not yet authorized in the EEA, or for products that constitute a significant therapeutic, scientific, or technical innovation or which are in the interest of public health in the EU.

•National MAs, which are issued by the competent authorities of the Member States of the EEA and only cover their respective territory, are available for products not falling within the mandatory scope of the Centralized Procedure. Where a product has already been authorized for marketing in a Member State of the EEA, this National MA can be recognized in another Member States through the Mutual Recognition Procedure. If the product has not received a National MA in any Member State at the time of application, it can be approved simultaneously in various Member States through the Decentralized Procedure. Under the Decentralized Procedure an identical dossier is submitted to the competent authorities of each of the Member States in which the MA is sought, one of which is selected by the applicant as the Reference Member State, or RMS. The competent authority of the RMS prepares a draft assessment report, a draft summary of the product characteristics, or SOPC, and a draft of the labeling and package leaflet, which are sent to the other Member States (referred to as the Member States Concerned) for their approval. If the Member States Concerned raise no objections, based on a potential serious risk to public health, to the assessment, SOPC, labeling or packaging proposed by the RMS, the product is subsequently granted a national MA in all the Member States (i.e., in the RMS and the Member States Concerned).

Under the above described procedures, before granting the MA, EMA or the competent authorities of the Member States of the EEA make an assessment of the risk-benefit balance of the product on the basis of scientific criteria concerning its quality, safety, and efficacy. Similar to the U.S. patent term-restoration, Supplementary Protection Certificates, or SPCs, serve as an extension to a patent right in Europe for up to five years. SPCs apply to specific pharmaceutical products to offset the loss of patent protection due to the lengthy testing and clinical trials these products require prior to obtaining regulatory marketing approval.
Coverage and Reimbursement

Sales of our products will depend, in part, on the extent to which our products will be covered by third-party payors, such as government health programs, commercial insurance and managed healthcare organizations. There is significant uncertainty related to third-party payor coverage and reimbursement of newly approved products. In the United States, for example, principal decisions about reimbursement for new products are typically made by CMS. CMS decides whether and to what extent a new product will be covered and reimbursed under Medicare, and private third-party payors often follow CMS’s decisions regarding coverage and reimbursement to a substantial degree. However, no uniform policy of coverage and reimbursement for drug products exists. Accordingly, decisions regarding the extent of coverage and amount of reimbursement to be provided for any of our products will be made on a payor-by-payor basis.

Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. Further, such payors are increasingly challenging the price, examining the medical necessity, and reviewing the cost effectiveness of medical drug candidates. There may be especially significant delays in obtaining coverage and reimbursement for newly approved drugs. Third-party payors may limit coverage to specific drug candidates on an approved list, known as a formulary, which might not include all FDA-approved drugs for a particular indication. We may need to conduct expensive pharmaco-economic studies to demonstrate the medical necessity and cost effectiveness of our products. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be obtained.

In addition, companion diagnostic tests require coverage and reimbursement separate and apart from the coverage and reimbursement for their companion pharmaceutical or biological products. Similar challenges to obtaining coverage and reimbursement, applicable to pharmaceutical or biological products, will apply to companion diagnostics.

In addition, in most foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing and reimbursement vary widely from country to country. For example, the European Union provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. A member state may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our products. Historically, products launched in the European Union do not follow the price structures of the United States and generally prices tend to be significantly lower.

Healthcare Reform

The Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or MMA, established the Medicare Part D program to provide a voluntary prescription drug benefit to Medicare beneficiaries. Under Part D, Medicare beneficiaries may enroll in prescription drug plans offered by private entities that provide coverage of outpatient prescription drugs. Unlike Medicare Part A and B, Part D coverage is not standardized. While all Medicare drug plans must give at least a standard level of coverage set by Medicare, Part D prescription drug plan sponsors are not required to pay for all covered Part D drugs, and each drug plan can develop its own drug formulary that identifies which drugs it will cover and at what tier or level. However, Part D prescription drug formularies must include drugs within each therapeutic category and class of covered Part D drugs, though not necessarily all the drugs in each category or class. Any formulary used by a Part D prescription drug plan must be developed and reviewed by a pharmacy and therapeutic committee. Government payment for some of the costs of prescription drugs may increase demand for products for which we receive marketing approval. However, any negotiated prices for our products covered by a Part D prescription drug plan likely will be lower than the prices we might otherwise obtain. Moreover, while the MMA applies only to drug benefits for Medicare beneficiaries, private third-party payors often follow Medicare coverage policy and payment limitations in setting their own payment rates.
The United States government, state legislatures and foreign governments have shown significant interest in implementing cost containment programs to limit the growth of government-paid healthcare costs, including price-controls, restrictions on reimbursement and requirements for substitution of generic products for branded prescription drugs. For example, the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively, the ACA, was passed which substantially changed the way healthcare is financed by both the government and private insurers, and significantly impacts the U.S. pharmaceutical industry. The ACA contains provisions that may reduce the profitability of drug products through increased rebates for drugs reimbursed by Medicaid programs, extension of Medicaid rebates to Medicaid managed care plans, mandatory discounts for certain Medicare Part D beneficiaries and annual fees based on pharmaceutical companies’ share of sales to federal health care programs. The Medicaid Drug Rebate Program requires pharmaceutical manufacturers to enter into and have in effect a national rebate agreement with the U.S. Department of Health and Human Services, or HHS, Secretary as a condition for states to receive federal matching funds for the manufacturer’s outpatient drugs furnished to Medicaid patients. The ACA made several changes to the Medicaid Drug Rebate Program, including increasing pharmaceutical manufacturers’ rebate liability by raising the minimum basic Medicaid rebate on most branded prescription drugs from 15.1% of average manufacturer price, or AMP, to 23.1% of AMP and adding a new rebate calculation for “line extensions” (i.e., new formulations, such as extended release formulations) of solid oral dosage forms of branded products, as well as potentially impacting their rebate liability by modifying the statutory definition of AMP. The ACA also expanded the universe of Medicaid utilization subject to drug rebates by requiring pharmaceutical manufacturers to pay rebates on Medicaid managed care utilization and by enlarging the population potentially eligible for Medicaid drug benefits. Additionally, for a drug product to receive federal reimbursement under the Medicaid or Medicare Part B programs or to be sold directly to U.S. government agencies, the manufacturer must extend discounts to entities eligible to participate in the 340B drug pricing program. The required 340B discount on a given product is calculated based on the AMP and Medicaid rebate amounts reported by the manufacturer.
Some of the provisions of the ACA have yet to be implemented, and there have been judicial and Congressional challenges to certain aspects of the ACA, as well as recent efforts by the Trump administration to repeal or replace certain aspects of the ACA. Since January 2017, President Trump has signed two Executive Orders and other directives designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the ACA have passed. On December 22, 2017, President Trump signed into law new federal tax legislation commonly referred to as the Tax Cuts and Jobs Act, or the Tax Act, which includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” On January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain ACA-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. The Bipartisan Budget Act of 2018, or the BBA, among other things, amended the ACA, effective January 1, 2019, to close the coverage gap in most Medicare Part D drug plans. In December 2018, CMS published a new final rule permitting further collections and payments to and from certain ACA-qualified health plans and health insurance issuers under the ACA risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. On December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. While the Texas U.S. District Court Judge, as well as the Trump administration and CMS, have stated that the ruling will have no immediate effect pending appeal of the decision, it is unclear how this decision, subsequent appeals and other efforts to repeal and replace the ACA will impact the ACA.
Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, effective April 1, 2013, which, due to subsequent legislative amendments, will stay in effect through 2029 unless additional congressional action is taken. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on customers for our drugs, if approved, and accordingly, our financial operations.
Additionally, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drug products. For example, at the federal level, the Trump administration’s budget proposals for fiscal years 2019 and 2020 contain further drug price control measures that could be enacted during the budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. Additionally, the Trump administration’s budget proposals for fiscal years 2019 and 2020 contain further drug price control measures that could be enacted during the budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. Additionally, the Trump Administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. Although a number of these and other measures may require additional authorization to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

Corporate Information

Our principal executive office is located at 41 S Rio Grande Street, Salt Lake City, UT 84101. Our telephone number is (385) 269-0203. Our website is www.recursion.com. Information contained in, or that can be accessed through, our website is not a part of, and is not incorporated into, this report.

Item 1A. Risk Factors.

You should carefully consider the risks and uncertainties described below, together with all of the other information contained in this Annual Report on Form 10-K and our other public filings with the SEC, before making investment decisions regarding our common stock. The risks described below are not the only risks we face. The occurrence of any of the following risks, or of additional risks and uncertainties not presently known to us or that we currently believe to be immaterial, could cause our business, prospects, operating results, and financial condition to be materially and adversely affected.

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

We have incurred net losses in each year since our inception. We had an accumulated deficit of $399.2 million as of December 31, 2021. Substantially all of our operating losses have resulted from costs incurred in connection with research and development efforts, including clinical studies, and from general and administrative costs associated with our operations. We expect our operating expenses to significantly increase as we continue to invest in research and development efforts and the commencement and continuation of clinical trials of our existing and future drug candidates. We also continue to incur additional costs associated with operating as a public company. As a result, we expect to continue to incur substantial and increasing operating losses for the foreseeable future. Our prior losses, combined with expected future losses, have had, and will continue to have, an adverse effect on our stockholders’ deficit and working capital. Because of the numerous risks and uncertainties associated with developing pharmaceutical products and new technologies, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

We will need to raise substantial additional funding. If we are unable to raise capital when needed, we would be forced to delay, reduce, or eliminate at least some of our product development programs, business development plans, strategic investments, and potential commercialization efforts, and to possibly cease operations.

Our mission, to decode biology and deliver new drugs to the patients who need them, is broad, expensive to achieve, and will require substantial additional capital in the future. We have programs throughout the stages of development including clinical, preclinical, late discovery and early discovery. We expect our expenses to increase in connection with our ongoing activities as we continue the research and development of, initiate clinical trials of, and potentially seek marketing approval for, our current drug candidates, and as we add to our pipeline what we believe will be an accelerating number of additional programs. Preclinical and clinical testing is expensive and can take many years, so we will need supplemental funding to complete these undertakings. If our drug candidates are eventually approved by regulators, we will require significant additional funding in order to launch and commercialize our products.

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
•the impact of any business interruptions to our operations or to the operations of our manufacturers, suppliers, or other vendors, including the timing and enrollment of participants in our planned clinical trials, resulting from the COVID-19 pandemic, global supply chain issues or other force majeure events;
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
•the increase in salaries and wages and the extension of benefits required to retain, attract and motivate qualified personnel;
•the increases in costs of components necessary for our business;
•inflation;
•the costs of any commitments to become carbon neutral by 2030 and other environmental, social and governance goals;
•the costs of operating as a public company.

We historically have financed our operations primarily through private placements of our convertible preferred stock and through the net proceeds from our initial public offering completed on April 20, 2021. We expect that our existing cash position and short-term investments as of the date of this Annual Report on Form 10-K will be sufficient to fund our operating expenses and capital expenditures for at least the next 12 months. However, identifying potential drug candidates and conducting preclinical development testing and clinical trials is a time-consuming, expensive, and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain marketing approval and achieve product sales. In addition, our drug candidates, even if approved, may not achieve commercial success. We do not anticipate that our commercial revenues, if any, will be derived from sales of products for at least several years. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives, and we may need to raise substantial additional funds sooner than expected.

Until such time, if ever, as we can generate substantial revenues, we expect to finance our cash needs potentially through a combination of private and public equity offerings and debt financings, as well as strategic collaborations, partnerships, and licensing arrangements. We do not have any committed external source of funds other than amounts payable by Takeda Pharmaceutical Company Limited (Takeda), by Bayer AG (Bayer) under and by Genentech, Inc. and F. Hoffmann-La Roche Ltd (together, Roche Genentech) collaboration agreements. Disruptions in the financial markets in general, due to the COVID-19 pandemic, U.S. debt ceiling and budget deficit concerns, and other geo-political issues, may make equity and debt financing more difficult to obtain. We cannot be certain that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. If we are unable to raise additional funds through equity or debt financings, or strategic collaborations or similar arrangements, on a timely basis and satisfactory terms, we may be required to significantly curtail, delay, or discontinue one or more of our research and development programs or the future commercialization of any drug candidate, or we may be unable to expand our operations or otherwise capitalize on our business opportunities as desired. Any of these circumstances could materially and adversely affect our business and results of operations and may cause us to cease operations.

Raising additional capital may cause dilution to our stockholders, restrict our operations, require us to relinquish rights to our technologies or drug candidates, and divert management’s attention from our core business.

The terms of any financing we obtain may adversely affect the holdings or rights of our stockholders, and the issuance of additional securities, whether equity or debt, or the possibility of such issuance, may cause the market price of our shares to decline. To the extent that we raise additional capital through the sale of Class A common stock or securities convertible or exchangeable into Class A common stock, our stockholders’ ownership interests will be diluted. Moreover, the terms of those securities may include liquidation or other preferences that materially and adversely affect our stockholders’ rights as a common stockholder. Debt financing, if available, would result in increased fixed payment obligations. In addition, we may be required to agree to certain restrictive covenants, which could adversely impact our ability to make capital expenditures, declare dividends, or otherwise conduct our business. We also may need to raise funds through additional strategic collaborations, partnerships, or licensing arrangements with third parties at an earlier stage than would be desirable. Such arrangements could require us to relinquish rights to some of our technologies or drug candidates, future revenue streams, or research programs, or otherwise agree to terms unfavorable to us. Fundraising efforts have the potential to divert our management’s attention from our core business or create competing priorities, which may adversely affect our ability to develop and commercialize our drug candidates and technologies.

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

Our product development programs and the potential commercialization of our drug candidates will require substantial additional cash to fund expenses. To date our operating revenue has primarily been generated through funded research and development agreements with Roche Genentech, Takeda, and Bayer. For example, in December 2021, we entered into a Collaboration and License Agreement with Roche Genentech (the Roche Genentech Agreement) for discovery of small molecule drug candidates with the potential to treat key areas of neuroscience and an oncology indication, and we received a non-refundable upfront payment of $150.0 million in January 2022. We intend to seek additional strategic collaborations, partnerships, and licensing arrangements with pharmaceutical and biotechnology companies. In the near term, the value of our company will depend in part on the number and quality of the collaborations and similar arrangements that we create. Whether we reach a definitive agreement for a collaboration will depend, among other things, on our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration, and the potential collaborator’s evaluation of a number of factors. Those factors may include, among others, (i) our technologies and capabilities; (ii) our intellectual property position with respect to the subject drug candidate; (iii) the design or results of clinical trials; (iv) the likelihood of approval by the FDA and similar regulatory authorities outside the U.S.; (v) the potential market for the subject drug candidate; (vi) potential competing products; and (vii) industry and market conditions generally. In addition, the significant number of business combinations among large pharmaceutical companies has resulted in a reduced number of potential future collaborators.

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

Our ability to become profitable depends upon our ability to generate substantial revenue in an amount necessary to offset our expenses. As of December 31, 2021, we have not generated any revenue from our drug candidates or technologies, other than limited grant revenues, as well as payments under collaboration agreements, including the Roche Genentech Agreement. We expect to continue to derive most of our revenue in the near future from collaborations. We do not expect to generate significant revenue unless and until we progress our drug candidates through clinical trials and obtain marketing approval of, and begin to sell, one or more of our drug candidates, or we otherwise receive substantial licensing or other payments under our collaborations. Even if we obtain market approval for our drug candidates, one or more of them may not achieve commercial success.

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

Our current or future collaborators would similarly need to be effective in the above activities as they pertain to the collaborators in order to successfully develop drug candidates. We and they may never succeed in developing and commercializing drug candidates. And even if we do, we may never generate revenues that are significant enough to achieve profitability; or even if our collaborators do, we may not receive option fees, milestone payments, or royalties from them that are significant enough for us to achieve profitability. Even if we achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would eventually depress our value and could impair our ability to raise capital, expand our business, maintain our research and development efforts, develop a pipeline of drug candidates, enter into collaborations, or even continue our operations.

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
•changes in the regulatory environment or market or general economic conditions;
• the increase in salaries and wages and the extension of benefits required to retain, attract and motivate qualified personnel;
•the increases in costs of components necessary for our business; and
•inflation.

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

Costs of components necessary for our business increasing more rapidly could reduce profitability.
The costs of components necessary for our business have risen significantly in recent years and will likely continue to increase given stringency of demands. Competition and fixed price contracts may limit our ability to maintain existing operating margins. Costs increasing more rapidly than market prices may increase our net loss and may have a material adverse impact on our business and results of operations.

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

We have several clinical-stage drug candidates focused on rare, monogenic diseases, and we anticipate filing IND applications with the FDA or other regulators for Phase 1 or Phase 2 studies, as applicable, for the drug candidates. We may not be able to file such INDs, or INDs for any other drug candidates, and begin such studies, on the timelines we expect, if at all, and any such delays could impact any additional product development timelines. Moreover, we cannot be sure that submission of an IND will result in the FDA or other regulators allowing further clinical trials to begin or that, once begun, issues will not arise that require us to suspend or terminate clinical trials. Commencing each of these clinical trials is subject to finalizing the trial design based on discussions with the FDA and other regulatory authorities. These regulatory authorities could change their guidance at any time, which may require us to complete additional or longer clinical trials, or they may impose stricter approval conditions than we currently expect. Successful completion of our clinical trials is a prerequisite to submitting an NDA to the FDA, as well as a Marketing Authorization Application (MAA) to the European Medicines Agency (EMA) and the Medicines and Healthcare Products Regulatory Agency (MHRA) for each drug candidate and, consequently, to the ultimate approval and commercial marketing of each drug candidate. We do not know whether any of our future clinical trials will begin on time or be completed on schedule, if at all.

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
•the supply or quality of our drug candidates or the other materials necessary to conduct clinical trials of our drug candidates may be insufficient, delayed, or inadequate;
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
•pandemics such as the COVID-19 pandemic, natural disasters, global political instability, warfare, or other external events that may limit the availability of participants, principal investigators, study staff, or clinical sites; and
•the risk that enrolled participants will not complete a clinical trial.

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

We conduct clinical trials for our drug candidates outside the United States, and the FDA and similar foreign regulatory authorities may not accept data from such trials.

We have started to conduct additional clinical trials outside the United States in the Netherlands, and may in the future choose to conduct additional clinical trials outside the United States in locations that may include Australia, Europe, Asia, or other jurisdictions. FDA acceptance of trial data from clinical trials conducted outside the United States may be subject to certain conditions. In cases where data from clinical trials conducted outside the United States are intended to serve as the sole basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the United States population and United States medical practice; (ii) the trials are performed by clinical investigators of recognized competence; and (iii) the data may be considered valid without the need for an on-site inspection by the FDA or, if the FDA considers such an inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. Additionally, the FDA’s clinical trial requirements, including a sufficiently large size of trial populations and statistical powering, must be met. Many foreign regulatory bodies have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any similar foreign regulatory authority will accept data from trials conducted outside of the United States or the applicable jurisdiction. If the FDA or any similar foreign regulatory authority does not accept such data, it would result in the need for additional trials, which would be costly and time-consuming and delay aspects of our business plan, and which may result in our drug candidates not receiving approval or clearance for commercialization in the applicable jurisdiction.

Following the United Kingdom’s departure from the EU (referred to as Brexit) on January 31, 2020, and the end of the “transition period” on December 31, 2020, the EU and the United Kingdom entered into a trade and cooperation agreement that governs certain aspects of their future relationship, including the assurance of tariff-free trade for certain goods and services. As the regulatory framework for pharmaceutical products in the United Kingdom is derived from EU directives and regulations, Brexit will materially impact the future regulatory regime that applies to products and the approval of drug candidates in the United Kingdom. Longer term, the United Kingdom is likely to develop its own legislation that diverges from that in the EU.

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

Research programs to pursue the development of our existing and planned drug candidates for additional indications, and to identify new drug candidates and disease targets, require substantial technical, financial, and human resources whether or not they are ultimately successful. For example, under the Roche Genentech Agreement, we are collaborating with Roche Genentech to develop various projects related to the discovery of small molecule drug candidates with the potential to treat “key areas” of neuroscience and an oncology indication. There can be no assurance that we will find potential targets using this approach, that any such targets will be tractable, or that clinical validations will be successful. Our research programs may initially show promise in identifying potential indications and/or drug candidates, yet fail to yield results for clinical development for a number of reasons, including:

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

Our drug candidates and the activities associated with their development and commercialization — including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale, distribution, import, and export — are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by comparable authorities in other countries. Before we can commercialize any of our drug candidates, we must obtain marketing approval. As of December 31, 2021, all of our drug candidates are in development and we have not received approval to market any of our drug candidates from regulatory authorities in any jurisdiction. It is possible that our current and future drug candidates will never obtain regulatory approval.

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

From time to time we have made, and in the future are likely to make, public statements regarding the expected timing of certain milestones and key events, such as the commencement and completion of preclinical and clinical studies in our internal drug discovery programs as well as developments and milestones under our collaborations. Our collaborators, such as Roche Genentech, have also made public statements regarding expectations for the development of programs under collaborations with us and may in the future make additional statements about their goals and expectations for collaborations with us. The actual timing of these events can vary dramatically due to a number of factors, such as (i) delays or failures in our or our current and future collaborators’ drug discovery and development programs; (ii) the amount of time, effort, and resources committed by us and our current and future collaborators; and (iii) the numerous uncertainties inherent in the development of drugs. As a result, there can be no assurance that our or our current and future collaborators’ programs will advance or be completed in the time frames we or they announce or expect. If we or any collaborators fail to achieve one or more of these milestones or other key events as planned, our business and reputation could be materially adversely affected.

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
•global political instability;
•warfare;
•telecommunication and electrical failures;
•inadvertent or intentional actions by our employees or third-party providers; and
•cyber-attacks by malicious third parties, including the deployment of malware, ransomware, denial-of-service attacks, social engineering, and other means to affect service reliability and threaten the confidentiality, integrity, and availability of information.
•
With respect to cyber-attacks, the techniques used by cyber criminals change frequently, may not be recognized until launched, and can originate from a wide variety of sources, including outside groups and individuals with a range of motives (including industrial espionage) and expertise, such as organized crime affiliates, terrorist organizations, or hostile foreign governments or agencies. The costs to us to investigate and mitigate cybersecurity incidents in particular could be significant. We may not be able to anticipate all types of security threats and implement preventive measures effective against all such threats. In addition, in response to the COVID-19 pandemic, an increased amount of work is occurring remotely, including through the use of mobile devices. This could increase our cybersecurity risk, create data accessibility concerns, and make us more susceptible to communication disruptions.

We have experienced, and may continue to experience, cyber-attacks, security breaches, and other system failures, although to our knowledge we have not experienced any material interruption or incident as of December 31, 2021. The loss, corruption, unavailability of, or damage to our data would interfere with and undermine the insights we draw from our platform or impair the integrity of our clinical trial data leading to regulatory delays or the inability to get our drug candidates approved. If we do not accurately predict and identify our infrastructure requirements and failures and timely enhance our infrastructure, or if our remediation efforts are not successful, it could result in a material disruption of our business operations and development programs, including the loss or unauthorized disclosure of our trade secrets, individuals’ personal information, or other proprietary or sensitive data. A security breach that leads to unauthorized disclosure of our intellectual property or other proprietary information could also affect our intellectual property rights and enable competitors to compete with us more effectively. Likewise, as we rely on third parties for the manufacture of our drug candidates and to conduct clinical trials, similar events relating to their systems and operations could also have a material adverse effect on our business and lead to regulatory agency actions.

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

Further, if the security measures of our third-party data center or cloud infrastructure providers are breached by cyber-attacks or other means and unauthorized access to our information technology systems or data occurs, it could result in interruptions to our operations and the loss of proprietary or confidential information, which could damage our reputation, cause us to incur substantial costs, divert our resources from other tasks, and subject us to significant legal and financial exposure and liabilities, any one of which could materially adversely affect our business, results of operations, and prospects. Such third-party providers may also be subject to natural disasters, global political instability, warfare, power losses, telecommunications failures, or other disruptive events that could negatively affect our business and require us to incur significant costs to secure alternate cloud-based solutions. In addition, any changes in our providers’ service levels or features that we utilize or a termination of our agreements could also adversely affect our business.

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

RISKS RELATED TO OUR OPERATIONS/COMMERCIALIZATION

The COVID-19 pandemic may materially and adversely affect our business and operating results and could disrupt the development of our drug candidates.

The COVID-19 pandemic, and the related adverse public health developments, have disrupted the normal operations of businesses across industries, including the biotechnology and pharmaceutical industries. National, state, and local governments in regions affected by the COVID-19 pandemic have implemented, or may implement or reinstitute, measures such as quarantines, shelter-in-place policies, travel restrictions, and other public safety protocols. The health effects of the pandemic, along with these initiatives, have adversely affected workforces, organizations, government entities, healthcare communities, regional and national economies, and financial markets, leading to economic slowdowns and increased market volatility from time to time.

We continue to monitor applicable government recommendations and have made some modifications to our normal operations. For example, we have instituted a hybrid remote work policy for certain personnel. Although we believe that these and the other safety measures we have taken have not substantially impacted our productivity or business activities, it is not certain that this will continue to be the case. Moreover, the risk of cyber-attacks or other privacy or data security incidents may be heightened as a result of the increased number of personnel working remotely, which may be less secure and lead to the release of confidential or proprietary information that could adversely affect our business. And notwithstanding governmental precautionary measures or those implemented by us, the COVID-19 pandemic or other similar outbreak could affect the health and availability of our workforce, as well as that of the third parties from whom we obtain goods and services.
In addition, the global spread of COVID-19 — including any variants that are more contagious, have more severe effects, or are resistant to treatments or vaccinations — could adversely impact our preclinical or clinical trial operations in the U.S. and other countries, including our ability to recruit and retain trial participants as well as principal investigators and site staff. As may be the case with other biopharmaceutical companies, we could experience protocol deviations, difficulties in enrolling participants, and delays in activating new trial sites and in initiating and concluding preclinical and clinical studies. Also, the COVID-19 pandemic could make it more difficult or costly to source products needed for the trials, or to engage with CROs and regulators regarding our drug candidates. Any negative impact COVID-19 has on enrollment in or the execution of our drug trials, or our interactions with CROs or regulators, could cause costly delays, adversely affect our ability to obtain regulatory approval for and to commercialize our drug candidates, increase our operating expenses, and have a material adverse effect on our business and operating results.

The ultimate direct and indirect impacts of COVID-19 on our operations, including our research and development activities and preclinical and clinical trials, or the operations of our third-party partners, will depend on future developments that are highly uncertain and difficult to predict. If these impacts are more severe than we anticipate or our countermeasures are insufficient, it could disrupt our ability to develop, obtain regulatory approvals for, and commercialize drug candidates, and have a material adverse effect on our business and results of operation. Further, uncertainty around these and related issues could lead to adverse effects on the economies of the U.S.

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

Recursion, or the third parties upon whom we depend, may be adversely affected by natural disasters, and our business continuity plans and insurance coverage may not be adequate.
Our current operations are located in Salt Lake City, Utah; Milpitas, California; and Montreal, Canada. A natural disaster or other serious unplanned event, such as flood, fire, explosion, earthquake, extreme weather condition, pandemic (including COVID-19), power shortage, telecommunications failure, global political instability, warfare, or man-made incident, could result in us being unable to fully utilize our facilities, delays in the development of our drug candidates, interruption of our business operations, or unexpected increased costs, which may have a material and adverse effect on our business. Our collaboration partners, as well as suppliers to us or our collaboration partners, are similarly subject to some or all of these events. If a natural disaster, power outage, or other event occurs that (i) prevents us from using all or a significant portion of our headquarters or our datacenters; (ii) damages critical infrastructure or our robots, such as our research facilities or the manufacturing facilities of our third-party contract manufacturers; or (iii) otherwise significantly disrupts operations, it may be difficult, or in certain cases impossible, for us to continue our business for a substantial period of time.

Furthermore, the disaster recovery and business continuity plans we have in place may prove inadequate in the event of a serious disaster or similar event. We may incur substantial expenses, business interruptions, and harm to our research and development programs as a result of the limited nature of our disaster recovery and business continuity plans. As part of our risk management policy, we maintain insurance coverage at levels that we believe are appropriate for our business to the extent it is available on commercially reasonable terms. However, in the event of an accident or incident at these facilities, the amounts of insurance may not be sufficient to cover all of our damages and losses.

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

We have substantial federal net operating loss (NOL) carryforwards. To the extent that we continue to generate taxable losses as expected, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire, except under certain circumstances. Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” its ability to use pre-change NOL carryforwards and certain other pre-change tax attributes (such as research tax credits) to offset its post-change income could be subject to an annual limitation. An “ownership change” is generally defined as a greater than 50% change by value in the ownership of the corporation’s equity by over a three-year period. Such annual limitation could result in the expiration of a portion of our NOL carryforwards before utilization. If not utilized, the carryforwards will begin to expire in the future. We may have experienced ownership changes within the meaning of Section 382 in the past and we may experience some ownership changes in the future as a result of subsequent shifts in our stock ownership, such as a result of our initial public offering, follow-on offerings, or subsequent shifts in our stock ownership (some of which shifts are outside our control. We have not conducted a study to assess whether an ownership change has occurred due to the significant complexity and cost associated with such a study. Future legislative or regulatory changes could also negatively impact our ability to utilize our NOL carryforwards or other tax attributes. Similar provisions of state tax law may also suspend or otherwise limit the ability to use NOLs and accumulated state tax attributes. As a result, if we attain profitability, we may be unable to use all or a material portion of our NOL carryforwards and other tax attributes for federal and state tax purposes, which could result in increased tax liability and adversely affect our future cash flows.

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

We procure raw materials, components, parts, consumables, reagents, and equipment used in the development and operation of our platform and the development of our drug candidates from third party vendors. We also rely on third party vendors to perform quality testing. Particular risks to our platform include reliance on third-party equipment and instrument suppliers and consumable and reagent suppliers. As we increase development of drug products and commence clinical testing and commercialization, we will require expanded capacity across our supply chain. We face risks regarding our sourcing of products and quality-testing services, including:
•the inability of suppliers and service providers to grow their capacity to meet demand, whether from us or other drug manufacturers, particularly if the field of technology-enabled drug discovery continues to expand;
•termination or non-renewal of supply and service agreements with third parties in a manner or at a time that is costly or damaging to us;
•disruptions to the operations of these suppliers and service providers caused by conditions unrelated to our business or operations, including the bankruptcy of the supplier or service provider or force majeure events, such as the COVID-19 pandemic, global political instability, natural disasters, supply chain issues, or warfare; and
•inspections of third-party facilities by regulatory authorities that could have a negative outcome and result in delays in, or termination of, their ability to meet our requirements.
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

A third party may hold intellectual property that are important or necessary to the development of our products. It may be necessary for us to use the patented or proprietary technology of third parties to commercialize our products, in which case we would be required to obtain a license from these third parties on commercially reasonable terms, or our business could be harmed, possibly materially. For example, when we explore repurposing molecules owned by our collaboration partners or other third parties, we in-license the rights to use those molecules for our use. If we are not able to obtain a license, or to obtain one on commercially reasonable terms and with sufficient breadth to cover the intended use of third-party intellectual property, our business could be materially harmed.

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

These and similar issues may arise with respect to our collaboration agreements, such as the Bayer Agreement and the Roche Genentech agreements. Our collaboration with Bayer and Roche Genentech are two of our key collaborations, and there can be no assurance that these collaborations will continue past their current terms, on favorable terms or at all, or that at any time while the collaborations are in effect the parties will operate under the agreements without disputes.

Some of our intellectual property has been, and in the future may be, discovered through government-funded programs and thus may be subject to federal regulations such as “march-in” rights, certain reporting requirements, and a preference for U.S.-based companies, and compliance with such regulations may limit our exclusive rights and our ability to contract with non-U.S. manufacturers.

Our intellectual property rights may be subject to a reservation of rights by one or more third parties. For example, certain intellectual property rights that we have licensed, or may in the future license, have been generated through the use of U.S. government funding. As a result, the U.S. government may have certain rights to intellectual property embodied in our current or future processes and related products and services. These U.S. government rights include a non-exclusive, non-transferable, irrevocable worldwide license to use inventions for any governmental purpose. In addition, the U.S. government has the right, under certain limited circumstances, to require the licensor to grant exclusive, partially exclusive, or non-exclusive licenses to any of these inventions to a third party if it determines that (1) adequate steps have not been taken to commercialize the invention and achieve practical application of the government-funded technology, (2) government action is necessary to meet public health or safety needs, (3) government action is necessary to meet requirements for public use under federal regulations or (4) we fail to meet requirements of federal regulations (also referred to as “march-in rights”).

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

Our registered or unregistered trademarks or trade names may be challenged, infringed, circumvented, declared generic, or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition among potential collaborators or customers in our markets of interest. At times, competitors may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. Over the long term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively and our business may be adversely affected. Our efforts to enforce or protect our proprietary rights related to our intellectual property may be ineffective and could result in substantial costs and diversion of resources and could adversely affect our business, financial condition, results of operations and prospects.

RISKS RELATED TO GOVERNMENT REGULATION

Even if we receive FDA or other regulatory approval for any of our drug candidates, we will be subject to ongoing regulatory obligations and other conditions that may result in significant additional expense, as well as the potential recall or market withdrawal of an approved product if unanticipated safety issues are discovered.

Even if the FDA or a comparable foreign regulatory authority approves any of our drug candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, and recordkeeping for the product will be subject to extensive and ongoing regulatory requirements.

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

As part of our business strategy, we may seek orphan drug designation for certain of our drug candidates. Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs for relatively small patient populations as orphan drugs. The FDA may designate a drug as an orphan drug if it is intended to treat a rare disease or condition. In the United States, orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers. We have received orphan drug designation from the FDA for at one of our drug candidates, but we may be unsuccessful with respect to other drug candidates.

Similarly in Europe, the European Commission, upon the recommendation of the EMA’s Committee for Orphan Medicinal Products, grants orphan drug designation for drugs intended for the diagnosis, prevention, or treatment of a life-threatening, seriously debilitating or serious and chronic condition and when, without incentives, it is unlikely that sales of the drug in Europe would be sufficient to justify the necessary investment in developing the drug. In Europe, orphan drug designation entitles a party to financial incentives such as reduction of fees or fee waivers.
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

Obtaining and maintaining regulatory approval of our drug candidates in one jurisdiction does not guarantee that we will be able to obtain or maintain regulatory approval in any other jurisdiction, although a failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory approval process in others. For example, even if the FDA grants marketing approval of a drug candidate, comparable regulatory authorities in foreign jurisdictions must also approve the manufacturing, marketing, and promotion of the drug candidate in those countries. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and greater than, those in the United States. These may include additional nonclinical studies and clinical trials since clinical trials conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions. In short, the foreign regulatory approval process involves all of the risks associated with FDA approval. In many jurisdictions outside the United States, a drug candidate must be approved for reimbursement before it can be approved for sale in that jurisdiction. In some cases, the price that we may intend to charge for our products will also be subject to approval.

As we expand our operations outside the United States, we will be exposed to various risks related to the global regulatory environment.

We have expanded our operations into Canada and use service providers in many regions outside the U.S. and expect our non-U.S. activities to increase in the future. If we continue expanding our operations outside of the United States, we must dedicate additional resources to comply with U.S. laws governing activities in other countries, as well as numerous laws and regulations in each jurisdiction in which we plan to operate, such as the U.S. Foreign Corrupt Practices Act (FCPA) and U.S. and foreign anti-money laundering, export control, sanctions, and other trade laws and regulations (collectively, Trade Laws).
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

Healthcare legislative reform measures in the U.S. and abroad, such as changes in healthcare spending and policy, may have a material adverse effect on our business and results of operations.

We operate in a highly regulated industry, and new laws and regulations, or new interpretations of laws and regulations by regulatory bodies or the courts, related to healthcare availability and the method of delivery of, or payment for, healthcare products and services could negatively impact our business. The U.S. and many foreign jurisdictions have enacted or proposed legislative and regulatory changes affecting the healthcare system that could prevent or delay marketing approval of our current or future drug candidates; restrict or regulate post-approval activities; and/or affect our ability to profitably sell a product for which we obtain marketing approval. For any of our drug candidates that receive marketing approval, such changes could require, for example, (i) changes to our manufacturing arrangements; (ii) additions or modifications to product labeling; (iii) the recall or discontinuation of our products; and (iv) additional record-keeping requirements.

There have been, and likely will continue to be, legislative and regulatory proposals at the U.S. federal and state levels and abroad directed at increasing the availability of healthcare and containing or lowering healthcare costs. For example, the Affordable Care Act (ACA) substantially changed the way healthcare is financed by both governmental and private insurers in the U.S., and significantly impacted the pharmaceutical industry. The ACA, among other things, (i) subjected biological products to potential competition by lower-cost biosimilars; (ii) addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted, or injected; (iii) increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extended the rebate program to individuals enrolled in Medicaid managed care organizations; (iv) established annual fees and taxes on manufacturers of certain branded prescription drugs; and (v) created a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer specified point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D. Since the ACA was enacted, there have been changes to certain aspects of the law by Congress, Executive Order and court decisions.

There also have been several U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, (i) bring more transparency to drug pricing, including that of specialty drugs; (ii) reduce the cost of prescription drugs under Medicare, which may result in a similar reduction in payments from private payors; (iii) review the relationship between pricing and manufacturer patient programs; and (iv) reform government program reimbursement methodologies for drugs. The continuing efforts of the government, insurance companies, managed care organizations, and other payors of healthcare services to contain or reduce costs of healthcare and/or impose price controls may adversely affect:

•the demand for our current or future drug candidates, if we obtain regulatory approval;
•our ability to set a price that we believe is fair for our products;
•our ability to obtain coverage and reimbursement approval for a product;
•our ability to generate revenue and achieve or maintain profitability;
•the level of taxes that we are required to pay; and
•the availability of capital.

Any such legislative or other reform measures and changes in healthcare spending and policy could result in increased costs to us, reduced demand for our current or future drug candidates, and additional pricing pressures, which could have a material adverse effect on our business, results of operations, and prospects.

Our relationships with healthcare providers, other customers, and third-party payors will be subject to applicable anti-kickback, fraud and abuse, and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, exclusion from government healthcare programs, contractual damages, reputational harm, and diminished profits and future earnings.

Although we do not currently have any products on the market, once we begin commercializing our drug candidates, we will be subject to additional healthcare statutory and regulatory requirements and enforcement by the federal government and the states and foreign governments in which we conduct our business. Healthcare providers, physicians, and third-party payors play a primary role in the recommendation and prescription of any drug candidates for which we obtain marketing approval. Our future arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell, and distribute our drug candidates for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations include, but are not limited to, the Anti-Kickback Statute, the False Claims Act, the Health Insurance Portability and Accountability Act (HIPAA), and the Health Information Technology for Economic and Clinical Health Act of 2009 (HITECH Act).

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

In the U.S., HIPAA, as amended by the HITECH Act, imposes on covered entities certain requirements relating to the privacy, security, and transmission of individually identifiable health information. The legislation also increased the civil and criminal penalties that may be assessed for violations and gave state attorneys general the authority to file civil actions in federal courts to enforce the HIPAA rules. In addition, for clinical trials conducted in the U.S., any personal information that is collected is further regulated by the Federal Policy for the Protection of Human Subjects. Privacy laws are also being enacted or considered at the state level.. While there is currently an exception for protected health information subject to HIPAA and clinical trial regulations, the state privacy laws may impact our business activities, and there continues to be uncertainty about how these laws will be interpreted and enforced. Other states have passed general privacy legislation that also may impact our business activities, in the future and additional states are evaluating similar legislation.

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

We are exposed to the risk of fraud or other misconduct by our employees, independent contractors, CROs, consultants, and vendors. Misconduct by these parties could include intentional, reckless, or negligent conduct that causes us to fail to comply with, among other things, FDA regulations or similar regulations of comparable foreign regulatory authorities, drug manufacturing standards, and healthcare fraud and abuse laws. Such misconduct could also involve the improper use of information obtained in the course of clinical trials, as well as violations of HIPAA and other privacy laws in the U.S and non-U.S. jurisdictions, including the EU Data Protection Directive. We are also exposed to risks in connection with potential insider trading violations by employees or others affiliated with us. It is not always possible to identify and deter employee or other individual misconduct. The precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses, or in protecting us from governmental investigations or other actions or lawsuits stemming from noncompliance with applicable laws, standards, regulations, or codes of conduct. If any such actions are instituted against us, whether with or without merit, and we are not successful in defending ourselves or asserting our rights, they may result in damages, fines, and other sanctions that could materially and adversely affect our business, results of operations, and reputation.

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

Climate change-related risks and uncertainties and legal or regulatory responses to climate change could negatively impact our results of operations, financial condition and/or reputation.

We are subject to increasing climate-related risks and uncertainties, many of which are outside of our control. Climate change may result in more frequent severe weather events, potential changes in precipitation patterns, and extreme variability in weather patterns, which can disrupt our operations as well as those of our vendors, suppliers, and collaborators.

The transition to lower greenhouse gas emissions technology, the effects of carbon pricing, and changes in public sentiment, regulations, taxes, public mandates, or requirements and increases in climate-related lawsuits, insurance premiums, and implementation of more robust disaster recovery and business continuity plans could increase costs to maintain or resume our operations or achieve any sustainability commitments we make, which would negatively impact our results of operations.

We are reviewing our impact on climate change and determining if it is economically feasible for us to be carbon neutral by 2030. We are also working on other environmental, social and governance goals. Execution and achievement of any future commitments or goals are subject to risks and uncertainties. Given the focus on sustainable investing, if we fail to make a climate change commitment by 2030 and adopt policies and practices to enhance environmental, social and governance initiatives, our reputation and our customer and other stakeholder relationships could be negatively impacted and it may be more difficult for us to compete effectively or gain access to financing on acceptable terms when needed, which would have an adverse effect on our results of operations.

RISKS RELATING TO EMPLOYEE MATTERS AND MANAGING GROWTH

Our future success depends on our ability to retain key executives and experienced scientists, and to attract, retain, and motivate qualified personnel.

We are highly dependent on the research and development, clinical, and business development expertise of our executive, management, scientific, technological, and clinical teams. Although we have entered into employment agreements with our executive officers, each of them may terminate their employment with us at any time or may not be able to perform the services we need in the future.

Recruiting and retaining qualified scientific, clinical, manufacturing, and sales and marketing personnel is also critical to our success. For example, we rely on our employees to help operate and repair our robots, and on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategies. Because of the specialized scientific nature of our business, we are highly dependent upon attracting and retaining qualified scientific, technical, and managerial personnel. While we we strive to reduce the impact of the potential loss of existing employees by having an established organizational talent review process that identifies successors and potential talent needs, there is still significant competition for qualified personnel in the pharmaceutical and biotechnology fields. Therefore, we may not be able to attract and retain the qualified personnel necessary for the continued development of our business. The loss of the services of existing personnel, as well as the failure to recruit additional key scientific, technical, and managerial personnel in a timely manner, could harm our business.

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

In addition, increases in salaries and wages, extensions of personal and other leave policies, other governmental regulations affecting labor costs, and a diminishing pool of potential qualified personnel when the unemployment rate falls could significantly increase our labor costs and make it more difficult to retain, attract, and motivate qualified personnel, which could materially adversely affect our business, financial performance, and cash reserves. As a result of inflationary pressures and other initiatives, our net losses may increase and we may need to raise capital sooner than otherwise anticipated. Because we employ a large workforce, any salary or wage increase and/or expansion of benefits mandates will have a particularly significant impact on our labor costs. Our vendors, contractors and business partners are similarly impacted by wage and benefit cost inflation, and many have or will increase their price for goods, construction and services in order to offset their increasing labor costs.

Some of the employees we may want to hire in the future may not reside in Salt Lake City, Utah or other areas where we have operations and may not want to relocate. In addition, many of the other pharmaceutical and biotechnology companies that we compete against for qualified personnel have greater financial and other resources, different risk profiles, and a longer history in the industry than we do. They also may provide more diverse opportunities and better chances for career advancement.

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

We expect to experience significant growth in the number of employees and the scope of our operations. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational, and financial systems; expand our facilities; and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

Our Class A common stock offered in our initial public offering has one vote per share, and our Class B common stock has 10 votes per share. As of December 31, 2021, Dr. Gibson, our CEO and a member of our board of directors, and his affiliates held 23,470 shares of our Class A common stock and all of the issued and outstanding shares of our Class B common stock, representing approximately 36.79% of the voting power of our outstanding capital stock, which voting power may increase over time as Dr. Gibson exercises or vests in equity awards. If all such equity awards held by Dr. Gibson had been exercised or vested and exchanged for shares of Class B common stock as of December 31, 2021, Dr. Gibson and his affiliates would hold approximately 40.25% of the voting power of our outstanding capital stock.

As a result, Dr. Gibson may be able to significantly influence any action requiring the approval of our stockholders, including the election of our board of directors, the adoption of amendments to our certificate of incorporation and bylaws, and the approval of any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction. Dr. Gibson may have interests that differ from our Class A common stockholders and may vote in a way with which our Class A stockholders disagree with and which may be adverse to our Class A stockholders’ interests. The concentrated control may have the effect of delaying, preventing, or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale in our company, and, thus, may affect the market price of our Class A common stock.

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

During the fourth quarter of 2021, Dr. Gibson established personal stock trading plans in accordance with Securities Exchange Act Rule 10b5-1 and Recursion’s Insider Trading Policy. Under the plans, approximately 700,000 outstanding stock options may be exercised and we anticipate shares representing up to approximately
5% of Dr. Gibson’s holdings may be sold or transferred to donor-advised philanthropic funds. We anticipate the Rule 10b5-1 transactions may take place over the next 15 months. Any such transactions will be disclosed through public filings as required by the SEC.

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

As of December 31, 2021, our executive officers, directors, holders of 5% or more of our capital stock, and their respective affiliates, including Dr. Gibson and his affiliates, beneficially owned shares representing approximately 68.72% of our voting power. These stockholders, acting together, may be able to impact matters requiring stockholder approval, including the elections of directors; amendments of our organizational documents; and approval of any merger, sale of all or substantially all of our assets, or other major corporate transaction. This concentrated control may also have the effect of deterring, delaying, or preventing unsolicited acquisition proposals or offers for our capital stock that other stockholders may feel are in their best interest. The interests of this group of stockholders may not always coincide with each other’s interests or the interests of other stockholders, and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the market price for our common stock.

We are an “emerging growth company” as defined in the JOBS Act and eligible for exemptions from certain disclosure requirements, which could make our Class A common stock less attractive to investors.

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the JOBS Act) and will remain an emerging growth company until the earlier of (1) December 31, 2026; (2) December 31 of the year in which we (a) become a “large accelerated filer” as defined under SEC rules; or (b) have total annual gross revenues of $1.07 billion or more; or (3) the date on which we have issued more than $1 billion in nonconvertible debt over a three-year period. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies. These exemptions include:
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
•inflation, general supply chain matters, global political instability, or warfare;
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

Also, shares of Class A common stock that are either subject to outstanding options and warrants or reserved for future issuance under our equity compensation plans are eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules and Rule 144 and Rule 701 under the Securities Act. Some holders of shares of our Class A common stock issued and issuable upon conversion of Class B common stock are entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares purchased by affiliates.

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

We have increased costs and compliance requirements as a result of operating as a public company. Our management has been and will continue to be required to devote substantial time to compliance initiatives, including those concerning internal control over financial reporting.

As a public company, and particularly after we are no longer an “emerging growth company,” we are required to incur significant legal, accounting, and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act and rules subsequently implemented by the SEC and the Nasdaq Stock Market impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel must devote substantial time and attention to these compliance initiatives. Moreover, these rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costly. For example, we expect that they may make it more difficult and more expensive for us to obtain director and officer liability insurance. Our chief financial officer has only been the chief financial officer of a publicly traded company since our initial public offering, and our chief executive officer has only been the chief executive officer of a publicly traded company since our initial public offering. Neither has been involved in the long-term operations of a public company.

Pursuant to Section 404 of the Sarbanes-Oxley Act, we are required to furnish a report by management on our internal control over financial reporting. This assessment will need to include disclosure of any material weaknesses in our internal control over financial reporting that are identified by our management. While we remain an emerging growth company, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting until our first annual report required to be filed with the SEC following the date on which we are no longer an emerging growth company. At that time, if we then have a material weakness, we would receive an adverse opinion regarding our internal control over financial reporting from our independent registered accounting firm. To achieve compliance with Section 404 within the prescribed period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging.

Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition or results of operations. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness or significant deficiency in our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of shares of our Class A common stock could decline, and we could be subject to sanctions or investigations by Nasdaq, the SEC, or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets and our ability to remain listed on the Nasdaq Stock Market

Provisions in our amended and restated certificate of incorporation and amended and restated bylaws and Delaware law might discourage, delay, or prevent a change in control of our company or changes in our management and, therefore, depress the market prices of our Class A common stock.

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

To achieve compliance with Section 404 of the Sarbanes-Oxley Act within the prescribed period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, including through hiring additional financial and accounting personnel, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented, and implement a continuous reporting and improvement process for internal control over financial reporting. During our evaluation of our internal control, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control over financial reporting is effective. We cannot assure you that there will not be material weaknesses or significant deficiencies in our internal control over financial reporting in the future.

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

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. For example, the COVID-19 pandemic, global political instability, supply chain issues, and inflation have caused significant volatility and uncertainty in U.S. and international markets. Uncertainty in the U.S. regarding the federal government’s debt ceiling and related budgetary matters may also cause volatility and uncertainty in the global markets. A severe or prolonged economic downturn could result in a variety of risks to our business, including weakened demand for our drug candidates and impaired ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers or result in supply disruption. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Recursion’s corporate offices are located at 41 S Rio Grande Street, Salt Lake City, Utah 84101. This 105,419 square foot location includes office, research and laboratory space. The laboratories include both traditional and automated laboratories for drug research.

The following is a list of additional material properties the Company leases as of December 31, 2021:

Name	Location	Square footage	Description
Station 56	Salt Lake City, UT	94,129	Located adjacent to our corporate offices this location will include lab space and office space. This space is currently under construction.
Komas	Salt Lake City, UT	15,398	Location includes office space and a wet laboratory.
Milpitas	Milpitas, CA	24,974	Location includes lab and technological services and is used for research, design and development.

Item 3. Legal Proceedings.

We are not currently a party to any material litigation or other material legal proceedings. We may, from time to time, become involved in various legal proceedings arising in the normal course of business. An unfavorable resolution of any such matter could materially affect our future financial position, results of operations or cash flows.
Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Principal market

The principal market for Recursion’s Class A common stock is the Nasdaq Global Select Market (Symbol: RXRX). Our common stock began trading on April 16, 2021. Prior to that date, there was no public market for our common stock.

Recursion’s Class B common stock is not listed on any stock exchange nor traded on any public market.

Stock performance graph

The following graph compares the cumulative total returns of Recursion, the Nasdaq Composite Index and the Nasdaq Biotechnology Index from our April 16, 2021 closing stock price (the date on which our common stock first began trading on the Nasdaq Global Select Market) through December 31, 2021. This graph assumes $100 was invested and the reinvestment of dividends. The comparisons shown in the graph below are based upon historical data and are not necessarily indicative of future performance.

This performance graph is furnished and shall not be deemed "filed" with the SEC or subject to Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any of Recursion’s filings under the Securities Act of 1933, as amended.

Stockholders

There were 44 stockholders of record of Recursion Class A common stock as of February 28, 2022. The actual number of stockholders of our Class A common stock is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

Dividend policy

We have never declared or paid any cash dividends on our capital stock. We currently intend to retain any future earnings and do not expect to pay any dividends in the foreseeable future. Any future determination to declare cash dividends will be made at the discretion of our board of directors, subject to applicable laws, and will depend on a number of factors, including our financial condition, results of operations, capital requirements, contractual restrictions, general business conditions, and other factors that our board of directors may deem relevant, including restrictions in our current and future debt instruments, our future earnings, capital requirements, financial condition, prospects, and applicable Delaware law, which provides that dividends are only payable out of surplus or current net profits.
Securities authorized for issuance under equity compensation plans

Information about our equity compensation plans in Item 12 of Part III of this Annual Report on Form 10-K is incorporated herein by reference.

Recent sales of unregistered securities
(a) Sales of Unregistered Securities

Stock Option Exercises
For the year ended December 31, 2021, we issued 2,589,429 shares of our Class A common stock or Class B common stock, as applicable, to our employees, directors, advisors and consultants upon the exercise of stock options under our 2016 Equity Incentive and Key Personnel Incentive Stock Plans for aggregate consideration of approximately $2.8 million. The shares of Class A common stock or Class B Common Stock, as applicable, issued upon the exercise of stock options were issued pursuant to written compensatory plans or arrangements with our employees, directors, advisors, and consultants, in reliance on the exemption provided by Rule 701 promulgated under the Securities Act, or pursuant to Section 4(a)(2) under the Securities Act, relative to transactions by an issuer not involving any public offering, to the extent an exemption from such registration was required. All recipients either received adequate information about our company or had access, through employment or other relationships, to such information.

Stock Option Grants
For the year ended December 31, 2021, we issued to employees, directors, advisors and consultants, options to purchase an aggregate of 1,849,311 shares of our Class A common stock or Class B common stock, as applicable, at a weighted-average exercise price of $4.44 per share in reliance on the exemption provided by Rule 701 promulgated under the Securities Act, or pursuant to Section 4(a)(2) under the Securities Act, relative to transactions by an issuer not involving any public offering, to the extent an exemption from such registration was required.

Warrant Exercises
On April 15, 2021, the Company issued 108,202 shares of our Class A common stock with an exercise price of $0.71 and 21,762 shares of our Class A common stock with an exercise price of $2.79 to an accredited investor pursuant to the cashless exercise of two warrants.

On October 22, 2021, the Company issued 213,646 shares of our Class A common stock with an exercise price of $5.49 to accredited investors pursuant to the exercise of warrants.

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

The underwriters of our IPO were Goldman Sachs & Co. LLC, J.P. Morgan, BofA Securities, SVB Leerink, Allen & Company LLC and KeyBanc Capital Markets.

We paid the underwriters of our IPO an underwriting discount totaling approximately $35.1 million. In addition, we incurred expenses of approximately $4.3 million, which, when added to the underwriting discount, amount to total expenses of approximately $39.5 million. Thus, the net offering proceeds, after deducting underwriting discounts and offering expenses, were approximately $462.4 million. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning 10.0% or more of any class of our equity securities or to any other affiliates.

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

(c) Issuer Purchases of Equity Securities

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion and analysis of the financial condition of Recursion Pharmaceuticals, Inc. (Recursion, the Company, we, us or our) and the results of operations. This commentary should be read in conjunction with the Consolidated Financial Statements and accompanying notes appearing in Item 8, “Financial Statements.” This discussion, particularly information with respect to our future results of operations or financial condition, business strategy and plans and objectives of management for future operations, includes forward-looking statements that involve risks and uncertainties as described under the heading "Note About Forward-Looking Statements" in this Annual Report on Form 10-K. You should review the disclosure under the heading "Risk Factors" in this Annual Report on Form 10-K for a discussion of important factors that could cause our actual results to differ materially from those anticipated in these forward-looking statements.

Overview

We are a clinical-stage biotechnology company industrializing drug discovery by decoding biology. Central to our mission is the Recursion Operating System (OS), a platform built across diverse technologies that enables us to map and navigate hundreds of billions of biological and chemical relationships within one of the world’s largest proprietary biological and chemical datasets, the Recursion Data Universe. Scaled ‘wet-lab’ biology and chemistry tools are organized into an iterative loop with ‘dry-lab’ computational tools to rapidly translate map-based hypotheses into validated insights and novel chemistry, unconstrained by published literature or human bias. Our focus on novel technologies spanning target discovery through translation, as well as our ability to rapidly iterate between wet lab and dry lab in-house and at scale, differentiates us from other companies in our space. Further, our balanced team of life scientists and computational and technical experts creates an environment where empirical data, statistical rigor and creative thinking are brought to bear on our decisions. To date, we have leveraged our Recursion OS to enable three value drivers: i) an expansive pipeline of internally-developed programs, including several clinical-stage assets, focused on genetically-driven rare diseases and oncology with significant unmet need and market opportunities, in some cases expected to be in excess of $1.0 billion in annual sales; ii) strategic partnerships with leading biopharma companies to map and navigate intractable areas of biology, including fibrosis with Bayer and neuroscience with Roche and Genentech, to identify novel targets and translate potential new medicines to resource-heavy clinical development overseen by our partners; and iii) Induction Labs, a growth engine created to explore new extensions of the Recursion OS both within and beyond therapeutics. We are a biotechnology company scaling more like a technology company.

Navigating
(dry-lab)
Recursion OS
INPUTS
Biology
Chemistry
Clinical
VALUE DRIVERS
Products
Partnerships
Induction Labs
(wet-lab)
Mapping

Recursion finished the fourth quarter of 2021 with a portfolio of clinical stage, preclinical, late discovery and early discovery programs and continued scaling the total number of phenomic experiments to approximately 115 million, the size of its proprietary data universe to approximately 13 petabytes, and the number of biological and chemical relationships to over 200 billion. Data have been generated on the Recursion OS across 38 human cell types, an in-house chemical library of approximately 1.0 million compounds, and an in silico library of 12 billion small molecules, by a growing team of approximately 400 Recursionauts that is balanced between life scientists and computational and technical experts.

Summary of Business Highlights

Clinical Programs

•Cerebral cavernous malformation (CCM) (REC-994): In March 2022, we enrolled the first patient in our Phase 2 SYCAMORE clinical trial, which is a double-blind, placebo-controlled safety, tolerability and exploratory efficacy study of this drug candidate in 60 subjects with CCM.
•Neurofibromatosis type 2 (NF2) (REC-2282): We plan to initiate our Phase 2/3 POPLAR-NF2 clinical trial, which is a parallel group, two stage, randomized, multicenter study of this drug candidate in the second quarter of 2022.
•Familial adenomatous polyposis (FAP) (REC-4881): We plan to initiate a Phase 2, randomized, double-blind, placebo-controlled study to evaluate safety, pharmacokinetics and efficacy of this drug candidate in the third quarter of 2022.

Preclinical and Discovery Programs

•Clostridium difficile colitis (REC-3964): We made progress in IND-enabling studies for REC-3964 and plan to initiate a Phase 1 study in the second half of 2022.
•Small molecule inhibitor of a target with a novel link to CDK12 biology: A small molecule inhibitor of a novel target not otherwise known to be related to CDK12, discovered using our next generation mapping and navigating technology, has demonstrated robust single-agent and combination activity with olaparib in an HRD-negative ovarian cancer PDX model, achieving 100% complete and durable response.
•Cancer immunotherapy target 'alpha': We expanded the in vivo dataset of target alpha, where a small molecule inhibitor of target alpha, discovered using our next generation mapping and navigating technology, demonstrated robust combination activity with an anti-PD1 therapy in an EMT6 mouse model and achieved 80% complete response.
•Oncology pipeline: We continued to make progress expanding and advancing numerous oncology programs, discovered using our next generation mapping and navigating technology, through scientific milestones including the programs mentioned above as well as programs related to immune checkpoint resistance in STK11-mutant non-small cell lung cancer, small molecule MYC inhibition, cancer immunotherapy target ‘beta,’ hepatocellular carcinoma, ovarian cancer and other indications.

Roche-Genentech

In December 2021, we announced a transformational collaboration with Roche and Genentech (collectively referred to as Roche) to advance novel potential medicines in neuroscience and an indication in gastrointestinal oncology by mapping complex biology using the Recursion OS. In this collaboration, Recursion received an upfront payment of $150.0 million in January 2022, is eligible for milestones for map-building and data-sharing that could exceed $500.0 million, as well as research and development, commercialization and net sales milestones on up to 40 programs that could exceed $300.0 million per program and mid- to high-single digit tiered royalties on net sales for products commercialized from this work together.

Bayer AG

In December 2021, we announced the expansion of our collaboration with Bayer to include the use of Recursion’s biological mapping and navigating capabilities to discover small molecule drug candidates with the potential to treat fibrotic diseases. In this expanded collaboration, Recursion and Bayer may now work on more than a dozen programs of relevance to fibrotic diseases.

Recursion OS

•Closed Loop Automated Synthesis Suite (CLASS): We began designing CLASS, our automated chemical microsynthesis system, which will further enable novel chemical formulation and profiling across our maps of biology and chemistry.
•Total Observations : In the fourth quarter of 2021, we surpassed the milestone of executing 100 million total phenotypic experiments and producing 1 billion proprietary biological images.

Financing and Operations

We were incorporated in November 2013. On April 20, 2021, we closed our Initial Public Offering (IPO) and issued 27,878,787 shares of Class A common stock at a price of $18.00 per share, raising gross and net proceeds of $501.8 million and $462.4 million, respectively. Prior to our IPO, we had raised approximately $448.9 million in equity financing from investors in addition to $30.0 million in an upfront payment from our collaboration with Bayer AG (Bayer). In December 2021, we announced a collaboration with Roche and received an upfront payment of $150.0 million in January 2022. See Note 18, “Subsequent Events” to the Consolidated Financial Statements for additional information.

We use the capital we have raised to fund operations and investing activities across platform research operations, drug discovery, clinical development, digital and other infrastructure, creation of our portfolio of intellectual property and administrative support. We do not have any products approved for commercial sale and have not generated any revenues from product sales. We had cash, cash equivalents and investments of $516.6 million as of December 31, 2021, which excludes the recent $150.0 million upfront payment associated with our collaboration with Roche. Based on our current operating plan, we believe that our cash, cash equivalents and investments will be sufficient to fund our operations for at least the next twelve months.

Since inception, we have incurred significant operating losses. Our net losses were $186.5 million, $87.0 million and $61.9 million during the years ended December 31, 2021, 2020 and 2019, respectively. As of December 31, 2021, our accumulated deficit was $400.1 million. We anticipate that our expenses and operating losses will increase substantially over the foreseeable future. The expected increase in expenses will be driven in large part by our ongoing activities, if and as we: continue to advance our platform; continue preclinical development of our current and future product candidates and initiate additional preclinical studies; commence clinical studies of our current and future product candidates; establish our manufacturing capability, including developing our contract development and manufacturing relationships and building our internal manufacturing facilities; acquire and license technologies aligned with our platform; seek regulatory approval of our current and future product candidates; expand our operational, financial and management systems and increase personnel, including personnel to support our preclinical and clinical development, manufacturing and commercialization efforts; continue to develop, grow, perfect and defend our intellectual property portfolio; and incur additional legal, accounting, or other expenses in operating our business, including the additional costs associated with operating as a public company.

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

Operating Revenue—Operating revenue is primarily generated through research and development agreements derived from strategic alliances. We are entitled to receive variable consideration as certain milestones are achieved. The timing of revenue recognition is not directly correlated to the timing of cash receipts.

Research and Development

Research and development expenses account for a significant portion of our operating expenses. We recognize research and development expenses as they are incurred. Research and development expenses consist of costs incurred in performing activities including:

•costs to develop and operate our platform;

•costs of discovery efforts which may lead to development candidates, including research materials and external research;

•costs for clinical development of our investigational products;

•costs for materials and supplies associated with the manufacture of active pharmaceutical ingredients, investigational products for preclinical testing and clinical trials;

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

Other Income (loss), net

Other income (loss), net consists of interest earned primarily from investments, interest expense incurred under our loan agreements, gains and losses from investments, changes in the fair value of warrant liabilities and debt extinguishment costs.

Results of Operations

The following table summarizes the Company’s results of operations:

(in thousands, except percentages)	Years ended December 31,			2021 compared to 2020		2020 compared to 2019
	2021	2020	2019	$	%	$	%
Revenue
Grant revenue	$178	$549	$608	$(371)	(67.4)%	(59)	(9.7)%
Operating revenue	10,000	3,413	1,711	6,587	>100%	1,702	99.5%
Total revenue	10,178	3,962	2,319	6,216	>100%	1,643	70.8%

Operating expenses
Research and development	135,271	63,319	45,809	71,951	>100%	17,510	38.2%
General and administrative	57,682	25,258	18,951	32,423	>100%	6,307	33.3%
Total operating expenses	192,953	88,577	64,760	104,374	>100%	23,817	36.8%

Loss from operations	(182,775)	(84,615)	(62,441)	(98,158)	>100%	(22,174)	35.5%
Other income (loss), net	(3,704)	(2,391)	562	(1,313)	54.9%	(2,953)	>100%
Net loss	$(186,479)	$(87,006)	$(61,879)	$(99,471)	>100%	$(25,127)	40.6%

Revenue

The following table summarizes Recursion’s components of revenue:

	Years ended December 31,			2021 compared to 2020		2020 compared to 2019
(in thousands, except percentages)	2021	2020	2019	$	%	$	%
Revenue
Grant revenue	$178	$549	$608	$(371)	(67.4)%	$(59)	(9.7)%
Operating revenue	10,000	3,413	1,711	6,587	>100%	1,702	99.5%
Total revenue	$10,178	$3,962	$2,319	$6,216	>100%	$1,643	70.8%

For the years ended December 31, 2021 and 2020, the increase in revenue compared to prior year was due to revenue recognized from our strategic partnership with Bayer entered into in August 2020.

Research and Development

The following table summarizes Recursion’s components of research and development expense:

(in thousands, except percentages)	Years ended December 31,			2021 compared to 2020		2020 compared to 2019
	2021	2020	2019	$	%	$	%
Research and development expenses
Platform	$55,959	$29,651	$19,617	$26,308	88.7%	$10,034	51.1%
Discovery	48,984	17,670	15,423	31,314	>100%	2,247	14.6%
Clinical	21,841	10,003	8,221	11,838	>100%	1,782	21.7%
Stock based compensation	4,979	1,777	947	3,202	>100%	830	87.6%
Other	3,508	4,218	1,601	(710)	(16.8)%	2,617	>100%
Total research and development expenses	$135,271	$63,319	$45,809	$71,952	>100%	$17,510	38.2%

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

For the years ended December 31, 2021 and 2020, the increase in research and development expenses compared to prior year was due to an increased number of experiments screened on our platform, an increased number of pre-clinical assets being validated and increased clinical costs as studies progressed.

General and Administrative Expenses

The following table summarizes Recursion’s general and administrative expense:

(in thousands, except percentages)	Years ended December 31,			2021 compared to 2020		2020 compared to 2019
	2021	2020	2019	$	%	$	%
Total general and administrative expenses	$57,682	$25,258	$18,951	$32,424	>100%	$6,307	33.3%

For the years ended December 31, 2021 and 2020, the increase in general and administrative expenses compared to prior year was due to the growth in size of the Company’s operations including an increase in salaries and wages of $16.4 million and $2.7 million, respectively, equipment costs, human resources costs, facilities costs and other administrative costs associated with operating a growth-stage company.

Other loss (income), net

The following table summarizes Recursion’s components of other loss (income), net:

(in thousands, except percentages)	Years ended December 31,			2021 compared to 2020		2020 compared to 2019
	2021	2020	2019	$	%	$	%
Interest expense	$2,952	$1,360	$635	$1,592	>100%	$725	>100%
Interest income	(73)	(336)	(1,741)	263	(78.3)%	1,405	(80.7)%
Loss on debt extinguishment	827	883	555	(56)	(6.3)%	328	59.1%
Derivative fair value adjustment	—	484	—	(484)	(100.0)%	484	n/m
Other	(2)	—	(11)	(2)	n/m	11	(100.0)%
Other loss (income), net	$3,704	$2,391	$(562)	$1,313	54.9%	$2,953	>100%

n/m = Not meaningful

For the year ended December 31, 2021, the increase in expense compared to the prior year was primarily due to an increase in interest expense due to the fair value of the Series A and B warrants. See Note 12, “Stock-Based Compensation” to the Consolidated Financial Statements for additional details on the warrants.

For the year ended December 31, 2020, the increase in expense compared to the prior year was due to a decrease in interest earned on cash and an increase in expense due to the Company’s convertible note and Midcap loan. See Note 7, “Notes Payable” to the Consolidated Financial Statements for additional details on the convertible note.

Liquidity and Capital Resources

Sources of Liquidity

The Company has not yet commercialized any products and does not expect to generate revenue from the sales of any product candidates for at least several years. Cash, cash equivalents and investments totaled $516.6 million as of December 31, 2021 and $262.1 million as of December 31, 2020.

The Company has incurred operating losses and experienced negative operating cash flows and we anticipate that the Company will continue to incur losses for at least the foreseeable future. Recursion’s net loss was $186.5 million, $87.0 million and $61.9 million during the years ended December 31, 2021, 2020 and 2019, respectively. As of December 31, 2021 and December 31, 2020, Recursion had an accumulated deficit of $400.1 million and $213.6 million, respectively.

Recursion has financed its operations through the private placements of preferred stock and an IPO. As of December 31, 2021, the Company had received proceeds of $448.9 million from the sale of its preferred stock. The Company received net proceeds of $462.4 million from the IPO. See Note 10, “Common Stock” to the Consolidated Financial Statements for additional details on the IPO.

In October 2020, the Company received a $30.0 million upfront payment from the Company’s strategic partnership with Bayer. In December 2021, the Company announced a collaboration with Roche and received an upfront payment of $150.0 million in January 2022. See Note 18, “Subsequent Events” to the Consolidated Financial Statements for information on an additional upfront payment received in January 2022.

Midcap Credit and Security Agreement

In September 2019, the Company entered into a Credit and Security Agreement with Midcap Financial Trust (Midcap) and the other lenders party thereto (the Midcap loan agreement). The Midcap loan agreement provided for a term loan facility that included an initial tranche of $11.9 million. In July 2021, the Company paid the balance due on the loan outstanding with Midcap. See Note 7, “Notes Payable” to the Consolidated Financial Statements for additional details.

Cash Flows
The following table is a summary of the Consolidated Statements of Cash Flows for each of the periods presented below:

	Years ended December 31,
(in thousands)	2021	2020	2019
Cash used in operating activities	$(158,614)	$(45,399)	$(57,042)
Cash used in investing activities	(271,744)	(8,740)	(3,910)
Cash provided by financing activities	458,540	246,135	120,410
Net increase in cash and cash equivalents	$28,182	$191,996	$59,458

Operating Activities
Cash used in operating activities increased during the years ended December 31, 2021 and 2020 as a result of higher costs incurred for research and development and general and administrative expenses due to the Company’s growth.

Investing Activities
Cash used in investing activities during the year ended December 31, 2021 primarily consisted of investment purchases of $301.1 million and property and equipment purchases of $39.8 million, which included $17.9 million for the purchase of a Dell EMC supercomputer. The cash outflows were partially offset by proceeds of $69.2 million from the sales and maturities of investments.

Cash used in investing activities during the year ended December 31, 2020 included $2.6 million for the acquisition of Vium, Inc (Vium) and $5.8 million of capital expenditures primarily for the purchase of lab equipment and leasehold improvements. Additionally, the Company purchased other intangible assets for $904 thousand. The cash outflows were partially offset by the proceeds from the note receivable. See Note 3, “Acquisitions” to the Consolidated Financial Statements for additional details on the Vium acquisition.

Cash used in investing activities during the year ended December 31, 2019 included capital expenditures primarily for the purchase of lab equipment.

Financing Activities
Cash provided by financing activities during the year ended December 31, 2021 primarily included $462.4 million of net proceeds from the IPO. Financing cash flows also included an outflow of $12.7 million for the repayment of long-term debt on the Midcap loan.

Cash provided by financing activities during the year ended December 31, 2020 primarily included proceeds from the sale of preferred stock of $239.1 million. Financing cash flows also included $6.4 million of proceeds from the issuance of convertible notes.

Cash provided by financing activities during the year ended December 31, 2019 primarily included proceeds from the sale of preferred stock of $119.9 million. Financing cash flows also included an outflow of $11.2 million for the repayment of long-term debt on the Pacific loan.

Contractual Obligations

The Company’s material cash requirements include the following contractual obligations:

As of December 31, 2021, the Company had $723 thousand of debt outstanding. This balance is related to notes payable for tenant improvement allowances. See Note 7, “Notes Payable” to the Consolidated Financial Statements for additional information.

As of December 31, 2021, the Company had $61.9 million of future lease commitments. See Note 8 “Commitments and Contingencies” to the Consolidated Financial Statements for additional detail on future lease commitments. In addition to leases that have commenced, this amount includes $1.8 million for leases that have been executed but not yet commenced.

As of December 31, 2021, the Company had $61.2 million of future purchase obligations, $36.7 million of which are expected to be payable within the next year. These commitments primarily related to third-party research services, materials and supplies for research and development activities and capital expenditures.

Critical Accounting Estimates and Policies

Our management’s discussion and analysis of financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). The preparation of our consolidated financial statements and related disclosures requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, expenses and the disclosure of contingent assets and liabilities in our financial statements. We base our estimates on historical experience, known trends and events, and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are described in more detail in the notes to our consolidated financial statements, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

We have generated revenue from our strategic alliances. Our alliances with strategic collaborators may contain multiple elements, including research and development services, licenses, options to obtain development and commercialization rights, obligations to develop and manufacture preclinical and clinical material and options to obtain additional research and development services, preclinical and clinical material. Such arrangements may provide for various types of payments to us, including upfront fees, funding of research and development services and preclinical and clinical material, technical, development, regulatory and commercial milestone payments, licensing fees, option exercise fees and royalty and milestone payments on product sales. These payments are often not commensurate with the timing of revenue recognition and therefore result in the deferral of revenue recognition.

Our operating revenue has primarily been generated through funded research and development agreements. Revenue for research and development agreements is recognized as the Company satisfies a performance obligation by transferring the promised services to the customer. The Company recognizes revenue over time by measuring the progress toward complete satisfaction of the relevant performance obligation using an appropriate input or output method based on the services promised to the customer. This method of recognizing revenue requires the company to make estimates to determine the progress towards completion. A significant change in these estimates could have a material effect on the timing and amount of revenue recognized in future periods.

Accrued Research and Development Expenses

As part of the process of preparing our financial statements, we are required to estimate our expenses resulting from our obligations under contracts with vendors, clinical research organizations and consultants. The financial terms of these contracts are subject to negotiations, which vary from contract to contract and may result in payment terms that do not match the periods over which materials or services are provided under such contracts. Our objective is to reflect the appropriate expenses in our financial statements by matching those expenses with the period in which services are performed and efforts are expended. We account for these expenses according to the timing of various aspects of the expenses and determine accrual estimates by taking into account discussion with applicable personnel and outside service providers as to the progress of clinical trials, or the services completed. During the course of a clinical trial, we adjust our clinical expense recognition if actual results differ from estimates. We make estimates of our accrued expenses as of each balance sheet date based on the facts and circumstances known to us at that time. Our clinical trial accruals are dependent upon the timely and accurate reporting of contract research organizations and other third-party vendors. Although we do not expect estimates to be materially different from amounts actually incurred, our understanding of the anticipated status and timing of services performed relative to the actual status and timing of services performed may vary and may result in reporting amounts that are too high or too low for any particular period.

Stock-Based Compensation

We measure stock options and other stock-based awards granted to employees, directors and non-employees based on their fair value on the date of grant and recognize the compensation expense over the requisite service period. We recognize the impact of forfeitures on stock-based compensation expenses as forfeitures occur. We generally apply the straight-line method of expense recognition to awards.

The grant date fair value of stock options is estimated using the Black-Scholes option-pricing model, which requires inputs for the expected term, stock price volatility, dividend yield and the risk-free interest rate of the options. If any assumptions used in the Black-Scholes option-pricing model change significantly, stock-compensation for future awards may differ materially compared with the awards granted previously.

Recently Issued and Adopted Accounting Pronouncements

See Note 2, “Summary of Significant Accounting Policies” to the Consolidated Financial Statements for information regarding recently issued and adopted accounting pronouncements.

Emerging Growth Company

The Company is an emerging growth company (EGC), as defined by the Jumpstart Our Business Startups Act of 2012 (the JOBS Act). The JOBS Act, among other things, exempts EGCs from compliance with new or revised financial accounting standards until private companies are required to comply. Recursion has elected to use the extended transition period for new or revised financial accounting standards during the period in which we remain an EGC. However, the Company may adopt certain new or revised accounting standards earlier. This could make comparisons of the Company’s financial statements with other public companies difficult because of the potential differences in applicable accounting standards.

Recursion may remain an EGC until the earlier of (1) December 31, 2026; (2) December 31 of the year in which we (a) become a “large accelerated filer;” or (b) have annual gross revenues of $1.07 billion or more; or (3) the date on which we have issued more than $1.0 billion of non-convertible debt over a three-year period.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

As of December 31, 2021, Recursion had an investment portfolio with a fair value of $399.4 million which included cash equivalents and available-for-sale investments. See Note 5, “Investments” to the Consolidated Financial Statements for additional details on the portfolio. Recursion’s investment portfolio is subject to interest rate risk and will fall in value if market interest rates increase. The Company does not believe it is materially exposed to changes in interest rates related to the investments and Recursion does not currently use interest rate derivative instruments to manage exposure to interest rate changes of the investments. A hypothetical 100 basis point increase in interest rates relative to interest rates as of December 31, 2021, would have resulted in a reduction in fair value of approximately $780 thousand of the investment portfolio. In addition, a hypothetical 100 basis point decrease in interest rates as of December 31, 2021 would have an insignificant effect on net loss in the ensuing year.

Recursion

Financials

ITEM 8.

WE DELIVER
WE LEARN
WE LEARN
ZION

Item 8. Financial Statements and Supplementary Data.

Recursion Pharmaceuticals, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	December 31,
	2021	2020
Assets
Current assets
Cash and cash equivalents	$285,116	$262,126
Restricted cash	1,552	2,000
Accounts receivable	34	156
Other receivables	9,056	—
Investments	231,446	—
Other current assets	7,514	2,155
Total current assets	534,718	266,437

Restricted cash, non-current	8,681	3,041
Property and equipment, net	64,725	25,967
Intangible assets, net	1,385	1,689
Goodwill	801	801
Other non-current assets	35	650
Total assets	$610,345	$298,585

Liabilities, convertible preferred stock and stockholders’ equity (deficit)
Current liabilities
Accounts payable	$2,819	$1,074
Accrued expenses and other liabilities	32,333	10,485
Current portion of unearned revenue	10,000	10,000
Current portion of notes payable	90	1,073
Current portion of lease incentive obligation	1,416	467
Total current liabilities	46,658	23,099

Deferred rent	4,110	2,674
Unearned revenue, net of current portion	6,667	16,667
Notes payable, net of current portion	633	11,414
Lease incentive obligation, net of current portion	9,339	2,708
Total liabilities	67,407	56,562

Commitments and contingencies (Note 8)

Convertible preferred stock (series A, A-1, B, C and D), $0.00001 par value; 200,000,000 and 121,434,713 shares authorized as of December 31, 2021 and December 31, 2020, respectively; 0 and 112,088,065 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively; liquidation preference of $0 and $450,850 as of December 31, 2021 and December 31, 2020, respectively	—	448,312
Stockholders’ equity (deficit)
Common stock, $0.00001 par value; 2,000,000,000 shares (Class A 1,989,032,117 and Class B 10,967,883) and 188,400,000 Class A shares authorized as of December 31, 2021 and December 31, 2020, respectively; 170,272,462 shares (Class A 160,906,245 and Class B 9,366,217) and 22,314,685 Class A shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	2	—
Additional paid-in capital	943,142	7,312
Accumulated deficit	(400,080)	(213,601)
Accumulated other comprehensive loss	(126)	—
Total stockholders’ equity (deficit)	542,938	(206,289)

Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$610,345	$298,585

See the accompanying notes to these consolidated financial statements.

Recursion Pharmaceuticals, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Years ended December 31,
	2021	2020	2019
Revenue
Grant revenue	$178	$549	$608
Operating revenue	10,000	3,413	1,711
Total revenue	10,178	3,962	2,319

Operating expenses
Research and development	135,271	63,319	45,809
General and administrative	57,682	25,258	18,951
Total operating expenses	192,953	88,577	64,760

Loss from operations	(182,775)	(84,615)	(62,441)
Other income (loss), net	(3,704)	(2,391)	562
Net loss	$(186,479)	$(87,006)	$(61,879)

Per share data
Net loss per share of Class A and B common stock, basic and diluted	$(1.49)	$(3.99)	$(2.87)
Weighted-average shares (Class A and B) outstanding, basic and diluted	125,348,110	21,781,386	21,570,265

See the accompanying notes to these consolidated financial statements.

Recursion Pharmaceuticals, Inc.
Consolidated Statements of Comprehensive Loss
(in thousands)

	Years ended December 31,
	2021	2020	2019
Net loss	$(186,479)	$(87,006)	$(61,879)

Unrealized losses on investments	(162)	—	—
Net realized losses on investments reclassified into net loss	36	—	—
Other comprehensive loss	(126)	—	—
Comprehensive loss	$(186,605)	$(87,006)	$(61,879)

See the accompanying notes to these consolidated financial statements.

Recursion Pharmaceuticals, Inc.
Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(in thousands, except share amounts)

	Convertible Preferred Stock		Common Stock (Class A and B)		Additional Paid-in-Capital	Accumulated Deficit	Accumulated other comprehensive loss	Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2018	56,413,172	$81,194	21,457,969	$—	$869	$(64,716)	$—	$(63,847)
Net loss	—	—	—	—	—	(61,879)	—	(61,879)
Vesting of stock options exercised early	—	—	—	—	11	—	—	11
Stock option exercises	—	—	179,640	—	65	—	—	65
Issuance of Series C Convertible preferred stock, net of issuance costs	18,776,345	119,915	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,385	—	—	1,385
Balance as of December 31, 2019	75,189,517	201,109	21,637,609	—	2,330	(126,595)	—	(124,265)
Net loss	—	—	—	—	—	(87,006)	—	(87,006)
Vesting of stock options exercised early	—	—	—	—	9	—	—	9
Stock option exercises	—	—	677,076	—	681	—	—	681
Issuance of Series D convertible preferred stock inclusive of the convertible notes, net of issuance costs	36,898,548	247,203	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	4,292	—	—	4,292
Balance as of December 31, 2020	112,088,065	448,312	22,314,685	—	7,312	(213,601)	—	(206,289)
Net loss	—	—	—	—	—	(186,479)	—	(186,479)
Other comprehensive loss	—	—	—	—	—	—	(126)	(126)
Common stock issuance for initial public offering, net of issuance costs	—	—	27,878,787	1	462,353	—	—	462,354
Conversion of preferred stock to common stock	(112,088,065)	(448,312)	115,598,018	1	448,311	—	—	448,312
Stock warrant exercises	—	—	343,609	—	3,512	—	—	3,512
Stock option exercises and other	—	—	4,137,363	—	6,812	—	—	6,812
Stock-based compensation	—	—	—	—	14,842	—	—	14,842
Balance as of December 31, 2021	—	$—	170,272,462	$2	$943,142	$(400,080)	$(126)	$542,938

See the accompanying notes to these consolidated financial statements.

Recursion Pharmaceuticals, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Years ended December 31,
	2021	2020	2019
Cash flows from operating activities
Net loss	$(186,479)	$(87,006)	$(61,879)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,405	3,943	2,489
Stock-based compensation	14,842	4,292	1,385
Asset impairment	—	874	—
Loss on debt extinguishment	827	883	555
Other, net	4,097	781	—
Changes in operating assets and liabilities:
Accounts receivable	114	(5)	(27)
Other receivables and assets	(5,490)	(1,114)	632
Unearned revenue	(10,000)	26,667	—
Accounts payable	1,745	(185)	(340)
Accrued development expense	561	1,348	941
Accrued expenses and other current liabilities	12,764	4,123	(798)
Net cash used in operating activities	(158,614)	(45,399)	(57,042)

Cash flows from investing activities
Purchases of property and equipment	(39,798)	(5,831)	(3,910)
Acquisition of a business	—	(2,600)	—
Purchase of an intangible asset	—	(904)	—
Purchases of investments	(301,137)	—	—
Sales and maturities of investments	69,191	—	—
Proceeds from note receivable	—	595	—
Net cash used in investing activities	(271,744)	(8,740)	(3,910)

Cash flows from financing activities
Proceeds from initial public offering of common stock, net of issuance costs	462,901	—	—
Proceeds from sale of preferred stock, net of issuance costs	—	239,131	119,915
Proceeds from equity incentive plans and warrants	8,437	681	65
Repayment of long-term debt	(12,798)	(77)	(11,183)
Proceeds from long-term debt	—	—	11,888
Proceeds from convertible notes	—	6,400	—
Payments of debt issuance costs	—	—	(275)
Net cash provided by financing activities	458,540	246,135	120,410

Net change in cash, cash equivalents and restricted cash	28,182	191,996	59,458
Cash, cash equivalents and restricted cash, beginning of period	267,167	75,171	15,713
Cash, cash equivalents and restricted cash, end of period	$295,349	$267,167	$75,171

Supplemental disclosure of non—cash investing and financing information
Conversion of preferred stock to common stock	$448,312	$—	$—
Conversion of convertible notes to equity	—	8,071	—
Deferred issuance costs recorded in equity	547	547	—
Accrued property and equipment	7,749	1,400	—

Supplemental disclosure of cash flow information
Cash paid for interest	$680	$989	$485

See the accompanying notes to these consolidated financial statements.

Recursion Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements
Note 1.    Description of the Business

Recursion Pharmaceuticals, Inc. (Recursion, the Company, we or our) was originally formed as a limited liability company on November 4, 2013 under the name Recursion Pharmaceuticals, LLC. In September 2016, we converted to a Delaware corporation and changed our name to Recursion Pharmaceuticals, Inc.

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

As of December 31, 2021, the Company had an accumulated deficit of $400.1 million. The Company expects to incur substantial operating losses in future periods and will require additional capital to advance its drug candidates. The Company does not expect to generate significant revenue until the Company successfully completes significant drug development milestones with its subsidiaries or in collaboration with third parties, which the Company expects will take a number of years. In order to commercialize its drug candidates, the Company or its partners need to complete clinical development and comply with comprehensive regulatory requirements. The Company is subject to a number of risks and uncertainties similar to those of other companies of the same size within the biotechnology industry, such as the uncertainty of clinical trial outcomes, uncertainty of additional funding and a history of operating losses.

The Company has funded its operations to date through the issuance of convertible preferred stock (see Note 9, “Convertible Preferred Stock” for additional details) and the issuance of Class A common stock in an Initial Public Offering (IPO), which was completed in April 2021 (see Note 10, “Common Stock” for additional details). Recursion will likely be required to raise additional capital. As of December 31, 2021, the Company did not have any unconditional outstanding commitments for additional funding. If the Company is unable to access additional funds when needed, it may not be able to continue the development of its products or the Company could be required to delay, scale back or abandon some or all of its development programs and other operations. The Company’s ability to access capital when needed is not assured and, if not achieved on a timely basis, could materially harm its business, financial condition and results of operations.

The Company believes that the Company’s existing cash, cash equivalents and investments will be sufficient to fund the Company’s operating expenses and capital expenditures for at least the next 12 months.

Note 2. Summary of Significant Accounting Policies

Use of Estimates

The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP), which requires the Company to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those amounts. Significant estimates and assumptions include the estimated progress towards the satisfaction of performance obligations to record revenue, accrued research and development expenses and the fair value of stock-based awards issued.

Basis of Presentation
The consolidated financial statements include the accounts of Recursion and its majority-owned subsidiaries that the Company controls. Intercompany balances and transactions have been eliminated in consolidation.

In April 2021, the Company completed a 1.5-for-1 forward stock split of common and convertible preferred stock. All shares presented within these consolidated financial statements were adjusted to reflect the forward stock split for all periods presented. See Note 10, “Common Stock” for additional details.

In April 2021, the Company’s Board of Directors authorized two classes of common stock, Class A and Class B. Certain shares of Class A were exchanged for Class B on a one-for-one basis. The creation and issuance of the Class B common stock did not affect the loss per share for the Class A or Class B shares for any period. The Company presented the 2021 net loss per share amounts as if the authorization and exchange occurred as of the start of the 2021 reporting period. All share amounts presented prior to the authorization are referred to as Class A common stock. See Note 10, “Common Stock” for additional details.

Segment Information

Recursion operates as a single operating segment. The Company’s chief operating decision maker is its chief executive officer, who allocates resources and assesses performance at the consolidated level.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents and marketable securities. These financial instruments are primarily held at two U.S. financial institutions that management believes are of high credit quality. Recursion’s primary bank accounts significantly exceed the federally insured limits.

The Company is dependent on third-party suppliers for certain research and development activities including preclinical and clinical testing. In particular, the Company relies and expects to continue to rely on a small number of these suppliers. These activities could be adversely affected by a significant interruption to Recursion’s third-party suppliers including a delay in the Company’s preclinical and clinical testing and the supply of certain consumable products and compounds.

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents includes bank deposits held in checking accounts, money market funds, commercial paper, corporate bonds and certificates of deposits with maturities of three months or less at the time of purchase.

The Company is required to maintain a cash balance in a collateralized account to secure the Company’s credit cards. Additionally, the Company holds restricted cash related to an outstanding letter of credit issued by J.P. Morgan, which was obtained to secure certain Company obligations relating to tenant improvements.

Investments

Investments consist primarily of marketable debt securities including corporate debt securities, government debt securities, commercial paper and certificates of deposit. Investments that have a readily determinable fair value are recorded at fair value. Investments in marketable debt securities are classified as available-for-sale and are recorded at fair value with any unrealized holding gains or losses, net of tax, included in accumulated other comprehensive income (AOCI) on the Consolidated Balance Sheet. Once realized, the gains and losses are recognized in earnings and included in other income (loss), net in the Consolidated Statement of Operations. Realized gains and losses on sales of investments are computed using the first-in, first-out method.

The Company reviews investments for declines in fair value below cost basis each quarter or whenever circumstances indicate the cost basis of an asset may not be recoverable and assesses whether the decline was due to credit-related or other factors. The evaluation is based on a number of factors, including the extent to which fair value is below cost basis; adverse conditions related specifically to the security, such as any changes to the credit rating of the security; and the intent to sell, or whether Recursion will more likely than not be required to sell the security before recovery of its amortized cost basis. The assessment of whether a security is impaired could change in the future based on new developments or changes in assumptions related to that particular security.

Property and Equipment

Property and equipment is carried at acquisition cost less accumulated depreciation. The cost of normal, recurring, or periodic repairs and maintenance activities related to property and equipment are expensed as incurred.
Depreciation is computed using the straight-line method based on the estimated useful lives of the assets. The estimated useful lives by asset classification are generally as follows:

Software/Licenses	3 years
Office Equipment	5 years
Computer Equipment	5 years
Lab Equipment	7 years
Leasehold Improvements	Lesser of 15 years or the remainder of the lease

Property and equipment are reviewed for impairment as discussed below under Accounting for the Impairment of Long-Lived Assets.

Accounting for the Impairment of Long-Lived Assets

The Company reviews the carrying amounts of long-lived assets, other than goodwill and intangible assets not subject to amortization, for potential impairment when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. In evaluating recoverability, Recursion groups assets and liabilities at the lowest level such that the identifiable cash flows relating to the group are largely independent of the cash flows of other assets and liabilities. The Company then compares the carrying amount of the asset or asset group with the projected undiscounted future cash flows to be generated by the asset or asset group. In the event impairment exists, an impairment charge is recorded as the amount by which the carrying amount of the asset or asset group exceeds the fair value.

Accruals for Research and Development Expenses and Clinical Trials

As part of the process of preparing its financial statements, the Company is required to estimate its expenses resulting from obligations under contracts with vendors, clinical research organizations and consultants. The financial terms of these contracts are subject to negotiations, which vary from contract to contract and may result in payment terms that do not match the periods over which materials or services are provided for under such contracts. The Company’s policy is to record these expenses during the period in which services are performed and efforts are expended. The Company determines accrual estimates by taking into account discussion with applicable personnel and outside service providers as to the progress of clinical trials, or the services completed. During the course of a clinical trial, the Company adjusts its clinical expense recognition if actual results differ from its estimates. The Company makes estimates of its accrued expenses as of each Consolidated Balance Sheet date based on the facts and circumstances known to it at that time. The actual expenses could be different from the amounts accrued.

Leases

The Company rents facilities under operating lease agreements and recognizes rent expense on a straight-line basis over the term of the lease. Certain lease agreements contain tenant improvement allowances, rent holidays, scheduled rent increases and renewal options. Rent holidays and scheduled rent increases are included in the determination of rent expense. Renewals are generally not included in the determination of the lease term unless they are determined to be reasonably assured at the inception of the lease. The Company recognizes rent expense beginning on the date the Company obtains the legal right to use and control the leased space. Tenant improvement allowances are accounted for as a lease incentive obligation, which is amortized as a reduction to rent expense over the lease term.

Revenue Recognition

Grant Revenue
The Company recognizes grant revenue in the period in which the revenue is earned in accordance with the grant agreement, which is the period in which corresponding reimbursable expenses under the grant agreement are incurred.

During the year ended December 31, 2018, the Company was awarded a grant by the National Institutes of Health, which included potential funding of $1.4 million. Revenue recognized related to this grant during the years ended December 31, 2021, 2020 and 2019 was $178 thousand, $549 thousand and $385 thousand, respectively. As of December 31, 2021, $279 thousand of the potential funding still remained.

During the year ended December 31, 2017, the Company was awarded a private grant by the Bill and Melinda Gates Foundation. On November 17, 2017, the Bill and Melinda Gates Foundation distributed $546 thousand to the Company pursuant to such grant. Revenue was recognized as qualifying activities were performed. There was no remaining unearned revenue balance related to this grant as of December 31, 2019. Revenue recognized related to grant during the year ended December 31, 2019 was $223 thousand. As of December 31, 2019, there were no remaining amounts related to this grant available for funding.

Operating Revenue
Operating revenue has primarily been generated through funded research and development agreements (see Note 11, “Collaborative Development Contracts” for additional details). Revenue for research and development agreements is recognized as the Company satisfies a performance obligation by transferring the promised services to the customer. The Company recognizes revenue over time by measuring the progress toward complete satisfaction of the relevant performance obligation using an appropriate input or output method based on the services promised to the customer. This method of recognizing revenue requires the company to make estimates to determine the progress towards completion. A significant change in these estimates could have a material effect on the timing and amount of revenue recognized in future periods.

The Company may also provide options in our agreements under which a partner could request that Recursion provide additional services in the future. Recursion evaluates whether these options are material rights at the inception of the agreement. If the Company determines an option is a material right, Recursion will consider the option a separate performance obligation. Historically, the Company has concluded that options granted to license in the future or to provide additional services are not material rights because these items are contingent upon future events that may not occur and are not priced at a significant discount.

Research and Development Expenses

Research and development expenses comprise costs incurred in performing research and development activities, including drug discovery and development studies, external research and the purchase of laboratory supplies. The Company recognizes expenses associated with third-party contracted services based on the completion of activities as specified in the applicable contracts. Upon the termination of contracts with third-parties, the Company’s financial obligations are generally limited to costs incurred or committed to date. Any advance payments for goods or services to be used or rendered in future research and product development activities are classified as prepaid expenses until the goods or services are rendered.

Stock-Based Compensation

The Company issues stock-based awards to employees and non-employees, generally in the form of stock options and restricted stock units (RSUs). Most of the Company’s stock-based awards have been made to employees. Recursion measures compensation expense for equity awards at their grant-date fair value and recognizes compensation expense over the requisite service period, generally on a straight-line basis. For stock-based awards with a performance condition, Recursion recognizes stock-based compensation expense based on the probable outcome of the performance condition. Awards generally vest over four years for employees. Recursion recognizes the impact of forfeitures on stock-based compensation expense as they occur.

The grant date fair value of stock options is estimated using the Black-Scholes option pricing model, which requires inputs for the expected term, stock price volatility, dividend yield and the risk-free interest rate of the options. The expected term is based on the simplified method since the Company does not have sufficient historical exercise data to estimate the expected term. The volatility is based on an average peer historical volatility over the expected term of the option. The expected dividend yield is assumed to be zero as Recursion has never paid dividends and does not have current plans to pay dividends. The risk-free interest rate is based on the rates available at the time of the grant for zero-coupon U.S. government issues with a remaining term equal to the option's expected term.

The grant date fair value of RSUs is determined using the market price of the Company’s common stock at grant date. For stock-based awards with a market condition, the grant date fair value is determined using a Monte Carlo simulation and stock-based compensation expense is recognized using the accelerated attribution method over the implied service period. When a market condition is satisfied in a period before the end of the implied service period, any remaining unrecognized compensation cost is recognized. Stock-based compensation is recorded in research and development expense and general and administrative expense based on the role of the employee and non-employee.

Income Taxes

Income taxes are accounted for under the asset and liability method. Provisions for federal, state and foreign income taxes are calculated on reported pretax losses based on current tax laws. Deferred taxes are recognized using enacted tax rates on the future tax consequences of temporary differences, which are the differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases and the tax benefits of carryforwards. A valuation allowance is established or maintained when, based on currently available information, it is more likely than not that all or a portion of a deferred tax asset will not be realized.

For uncertain tax positions, Recursion determines whether the position is more-likely-than-not to be sustained upon examination based on the technical merits of the position. Any tax position that meets the more-likely-than-not recognition threshold is measured and recognized in the Consolidated Financial Statements at the largest amount that is greater than 50% likely of being realized upon ultimate settlement.

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

Recent Accounting Pronouncements

On January 1, 2022, Recursion adopted Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842). Under Topic 842, lessees are required to recognize a right-of-use asset and a lease liability on the balance sheet for all leases with terms greater than 12 months. The guidance also expanded the disclosure requirements of lease arrangements. The Company will adopt Topic 842 using the modified retrospective method. Recursion elected the following practical expedients when assessing the transition impact: i) not to reassess whether any expired or existing contracts as of the adoption date are or contain leases; ii) not to reassess the lease classification for any expired or existing leases as of the adoption date; and iii) not to reassess initial direct costs for any existing leases as of the adoption date.

Results for reporting periods beginning after December 31, 2021 will be presented in accordance with the standard, while results for prior periods will not be adjusted and will continue to be reported in accordance with Recursion’s historical accounting. The January 1, 2022 adjustment to record lease right-of-use assets and lease liabilities will be $32.9 million and $47.8 million, respectively. The Company does not anticipate any material change to the consolidated statements of income and cash flows.

Note 3. Acquisitions

Acquisition of Vium, Inc.

In July 2020, the Company entered into an asset purchase agreement to purchase 100% of the assets of Vium, Inc. (Vium) for a total cash consideration of $2.6 million. The primary purpose of the acquisition was to obtain Vium’s technology. This was a related party transaction, see Note 17, “Related Party Transactions” for additional details. The acquisition of Vium has been accounted for as a business combination using the acquisition method of accounting.

The following table summarizes fair values of assets acquired as of the July 2020 acquisition date:

(in thousands)
Inventory	$232
Property and equipment	14
Technology intangible asset	911
Other intangibles assets	642
Total identifiable net assets	1,799
Goodwill	801
Total assets acquired	$2,600

The results of operations of Vium have been included in our Consolidated Statements of Operations since the date the business was acquired and were not significant. The technology intangible asset is being amortized on a straight-line basis over its three-year useful life. The inventory and other intangible assets were fully impaired at the time they were acquired as the Company did not intend to use them.

The goodwill includes the value of potential future technologies as well as the overall strategic benefits provided to the business.

Intangible Asset Acquisition

In December 2020, the Company purchased the Recursion domain name for cash consideration of $904 thousand. The purchase price was capitalized as an intangible asset with an indefinite useful life.

Note 4.    Supplemental Financial Information

Property and Equipment

	December 31,
(in thousands)	2021	2020
Lab equipment	$33,076	$19,701
Leasehold improvements	13,936	13,792
Office equipment	20,005	1,075
Construction in progress	16,445	1,361
Property and equipment, gross	83,462	35,929
Less: Accumulated depreciation	(18,737)	(9,962)
Property and equipment, net	$64,725	$25,967

Depreciation expense on property and equipment was $8.8 million, $4.2 million and $3.5 million during the years ended December 31, 2021, 2020 and 2019, respectively.

For the year ended December 31, 2021, the Company purchased a Dell EMC supercomputer for $17.9 million. The purchase was classified as office equipment in the above table. The construction in progress balance primarily relates to leasehold improvements under construction for several leased locations.

Accrued Expenses and Other Liabilities

	December 31,
(in thousands)	2021	2020
Accrued compensation	$11,738	$3,085
Accrued development expenses	4,682	2,289
Accrued early discovery expenses	2,114	338
Accrued construction	4,665	—
Accrued professional fees	1,793	734
Accrued other expenses	7,341	4,039
Accrued expense and other liabilities	$32,333	$10,485

Interest Expense, net

	Years ended December 31,
(in thousands)	2021	2020	2019
Interest expense	$2,952	$1,360	$635
Interest income	(73)	(336)	(1,741)
Interest expense, net	$2,879	$1,024	$(1,106)

For the year ended December 31, 2021, interest expense primarily related to changes in fair value of the Series A and B warrants (see Note 12, “Stock-based Compensation” for additional details on the warrants). The Company also had expenses for the Midcap loan and tenant improvement allowance notes (see Note 7, “Notes Payable” for additional details.) For the year ended December 31, 2020, interest expense included expenses on the Midcap loan, convertible notes and tenant improvement allowance notes (see Note 7, “Notes Payable” for additional details). For the year ended December 31, 2019, interest expense related to outstanding loans. Interest expense was included in “Other income (loss), net” on the Consolidated Statements of Operations.

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

The following table summarizes the Company’s available-for-sale investments by type of security:

	December 31, 2021
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair values
Money market funds	$155,731	$—	$—	$155,731
U.S. government debt	19,960	—	(33)	19,927
Corporate bonds	61,451	—	(74)	61,377
Certificates of deposit	21,450	—	(10)	21,440
Commercial paper	140,911	3	(12)	140,902
Total	$399,503	$3	$(129)	$399,377

The following table summarizes the classification of the Company’s available-for-sale investments on the Consolidated Balance Sheet:

(in thousands)	December 31, 2021
Cash and cash equivalents	$167,931
Short-term investments	231,446
Total	$399,377

As of December 31, 2021, all of the Company’s available-for-sale investments mature in one year or less.

The Company held a total of 34 positions that were in an unrealized loss position as of December 31, 2021. The unrealized losses were primarily due to changes in interest rates. There were no significant unrealized losses as of December 31, 2021. Realized gains and losses on the Company’s investments were insignificant during year ended December 31, 2021. No impairments were recorded during the year ended December 31, 2021. Realized gains and losses on interest-bearing securities are recorded in Other income, net, in the Consolidated Statements of Income.

The Company did not have an investment portfolio as of December 31, 2020.

Note 6.    Goodwill and Intangible Assets

Goodwill

The carrying amount of goodwill was $801 thousand as of December 31, 2021 and 2020. There were no changes to the carrying amount of goodwill during the year ended December 31, 2021. For the year ended December 31, 2020, the goodwill addition related to the purchase of Vium (see Note 3, “Acquisitions” for additional details on the acquisition). No goodwill impairment was recorded during the years ended December 31, 2021 and 2020.

Intangible Assets, Net

The following table summarizes intangible assets:

	December 31, 2021			December 31, 2020
(in thousands)	Gross carrying amount	Accumulated Amortization	Net carrying amount	Gross carrying amount	Accumulated Amortization	Net carrying amount
Definite-lived intangible asset	$911	$(430)	$481	$911	$(126)	$785
Indefinite-lived intangible asset	904	—	904	904	—	904
Intangible assets, net	$1,815	$(430)	$1,385	$1,815	$(126)	$1,689
Amortization expense was $304 thousand and $126 thousand during the years ended December 31, 2021 and 2020, respectively. There was no amortization expense during the year ended December 31, 2019. Amortization expense was included in research and development in the Consolidated Statements of Operations. Amortization expense for the definite-lived intangible asset will be recognized over approximately the next 2 years.

The indefinite-lived intangible asset represents the Recursion domain name that the Company purchased. No indefinite-lived intangible asset impairment charges were recorded during the years ended December 31, 2021 and 2020. There were no indefinite-lived intangible assets on the Consolidated Balance Sheet as of December 31, 2019.

Note 7.    Notes Payable

Midcap Financial

In September 2019, the Company entered into a Credit and Security Agreement with Midcap Financial Trust (Midcap) and the other lenders party thereto (the Midcap loan agreement). The Midcap loan agreement provided for a term loan facility that included an initial tranche of $11.9 million. The Company used $11.2 million of the proceeds from the initial tranche to fully repay a previously outstanding term loan with Pacific Western Bank (Pacific). In July 2021, the Company paid the balance due under the Midcap loan agreement of $12.7 million. The Company recorded an early extinguishment loss of $996 thousand, which was included in “Other income (loss), net” on the Consolidated Statements of Operations. As of December 31, 2020, the outstanding principal balance under the Midcap loan agreement was $11.9 million.

In 2019, the Company paid fees of approximately $298 thousand in connection with the origination of the Midcap Loan Agreement. These fees were deferred and recorded as a direct deduction from the carrying value of the loan payable and were amortized to interest expense over the expected remaining term of the agreement.

Pacific Western

For the year ended December 31, 2019, the Company recorded an early extinguishment loss of $555 thousand related to the repayment of the Pacific term loan, which was included in “Other income (loss), net” on the Consolidated Statements of Operations.

In May 2018, Pacific issued a standby letter of credit of $3.8 million for the benefit of the Company’s landlord, securing certain Company obligations relating to tenant improvements. This letter of credit was transferred to J.P. Morgan during the year ended December 31, 2021. See Note 2, “Summary of Significant Accounting Policies” for additional details. As of December 31, 2020, the outstanding letter of credit was $3.8 million, for which the Company held $4.0 million of restricted cash as collateral.

Convertible Notes

In March 2020 and April 2020, the Company issued convertible promissory notes for an aggregate principal amount of $6.4 million. Under certain conditions, the principal was convertible into an amount of equity with a fair value that exceeded the amount of the notes’ principal on the conversion date. This feature of the notes was accounted for separately at fair value as a derivative liability. These notes converted to 1,203,231 shares of Series D Preferred Stock in September 2020. Upon conversion of the notes, the Company recorded the $1.6 million fair value of the derivative liability as equity on the Consolidated Balance Sheet. Changes in the fair value of the derivative were recorded in “Other income (loss), net” in the Consolidated Statements of Operations at a loss of $484 thousand during the year ended December 31, 2020.

Notes Payable for Tenant Improvement Allowance

In 2018, the Company borrowed $992 thousand, which was available as part of the Station 41 lease from its landlord for use on tenant improvements (see Note 8, “Commitments and Contingencies” for additional details). Under the terms of the lease, the note will be repaid over a 10-year period at an 8% interest rate.
Notes payable consisted of the following:

	December 31,
(in thousands)	2021	2020
Current portion of notes payable	$90	$1,073
Long-term portion of notes payable	633	11,615
Less: unamortized issuance costs	—	(201)
Notes payable, net	$723	$12,487

The following table presents information regarding the Company’s debt principal repayment obligations as of December 31, 2021:

(in thousands)	Amount
2022	$90
2023	97
2024	105
2025	114
2026	124
Thereafter	193
Total debt principal payments	$723

Note 8. Commitments and Contingencies

Lease Obligations

The Company has entered into various long-term real estate leases primarily related to office, research and development and operating activities. For the years ended December 31, 2021, 2020 and 2019, total rent expense was $6.4 million, $3.7 million and $3.7 million, respectively. The leases described below are classified as operating leases.

Komas Lease
In August 2016, the Company entered into a new facilities lease, with the right of use and payments beginning in January 2017. The term of the lease is 7 years. This lease includes provisions for escalating rent payments. This lease included an allowance for tenant improvements. In conjunction with the allowance for tenant improvements, the Company recorded a lease incentive obligation of $847 thousand. As of December 31, 2021, the unamortized lease incentive obligation was $252 thousand.

Station 41 Lease
In August 2017, the Company entered into a new facilities lease, with the right of use beginning in December 2017 and payments beginning in June 2018. The term of the lease is 10 years, with one five-year renewal option. This lease includes provisions for escalating rent payments. This lease included an allowance for tenant improvements of $4.0 million, the full amount of which has been drawn. As of December 31, 2021, the related unamortized lease incentive obligation was $2.4 million.

In 2018, the Company elected to draw a tenant improvement loan of $992 thousand available under the Station 41 lease. This loan is incorporated into and acts to increase the base rent over the remaining life of the lease. The increase in rent includes a charge for interest, which accrues on the principal amount outstanding at a rate equal to 8%. The Company accounts for this additional tenant improvement loan as a note payable on the Consolidated Balance Sheets with the current portion included in the Current Portion of Notes Payable.

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

Station 56 Lease
In January 2021, the Company entered into a new facilities lease with 91,478 square feet adjacent to the Station 41 lease. The right of use began in August 2021 and the term of the lease is approximately 11 years with a five-year renewal option. This lease includes provisions for escalating rent payments. The lease includes a tenant improvement allowance of up to approximately $10.1 million. As of December 31, 2021, $8.5 million of the tenant improvement allowance had been utilized. This balance has not yet been collected and was recorded on the

Consolidated Balance Sheet in “Other receivables.” As of December 31, 2021, the related unamortized lease incentive obligation was $8.1 million.

Future Minimum Lease Payments
Future minimum commitments as of December 31, 2021 under the Company’s lease agreements are as follows:

(in thousands)	Amount
2022	$3,977
2023	7,053
2024	7,325
2025	7,513
2026	7,739
Thereafter	26,448
Total minimum payments	$60,055

Contract Obligations

As of December 31, 2021, the Company had $61.2 million of future purchase obligations, $36.7 million of which are expected to be payable within the next year. These commitments primarily related to third-party research services, materials and supplies for research and development activities and capital expenditures.

Indemnification

The Company has agreed to indemnify its officers and directors for certain events or occurrences, while the officer or director is or was serving at the Company’s request in such capacity. The Company purchases directors and officers liability insurance coverage that provides for reimbursement to the Company for covered obligations and this is intended to limit the Company’s exposure and enable it to recover a portion of any amounts it pays under its indemnification obligations. The Company had no liabilities recorded for these agreements as of December 31, 2021 and December 31, 2020, as no amounts are probable or estimable.

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

Note 9.    Convertible Preferred Stock

The Company has issued preferred stock as part of various financing events. In April 2021, all outstanding shares of convertible preferred stock converted into 115,598,018 shares of Class A common stock as part of the IPO (see Note 10, “Common Stock” for additional details on the IPO). There was no convertible preferred stock outstanding as of December 31, 2021.

No convertible preferred stock was issued during the year ended December 31, 2021. The Company issued 36,898,548 shares of Series D convertible preferred stock for an aggregate purchase price of $245.9 million ($6.71 per purchased share and $5.37 per converted share) during the year ended December 31, 2020. As part of the Series D issuance, outstanding convertible notes were converted into Series D shares. See “Note 7, Notes Payable” for additional details on the convertible notes. As of December 31, 2020, there were no cumulative dividends owed or in arrears on the preferred stock.

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
The Company’s convertible preferred stock was classified outside of stockholders’ equity (deficit) on the Consolidated Balance Sheets because the holders of such shares have liquidation rights in the event of a deemed liquidation that, in certain situations, are not solely within the control of the Company and would require the redemption of the then-outstanding convertible preferred stock. The convertible preferred stock was not redeemable, except in the event of a deemed liquidation event.

Note 10. Common Stock

Each share of Class A common stock entitles the holder to one vote per share and each share of Class B common stock entitles the holder to 10 votes per share on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the Company’s board of directors. As of December 31, 2021 and December 31, 2020, no dividends had been declared.

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

Stock Split

In April 2021, the Board of Directors approved a 1.5-for-1 forward stock split of the Company’s common and convertible preferred stock. Each shareholder of record on April 9, 2021 received 1.5 shares for each then-held share. The split proportionally increased the authorized shares and did not change the par values of the Company’s stock. The split affected all stockholders uniformly and did not affect any stockholder's ownership percentage of the Company's shares of common stock. All shares and per share amounts presented within these Consolidated Financial Statements were adjusted to reflect the forward stock split for all periods presented.

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

All Class B common stock is held by Christopher Gibson, Ph.D., our Chief Executive Officer (CEO), or his affiliate. As of December 31, 2021, Dr. Gibson and his affiliate held outstanding shares of Class B common stock representing approximately 37% of the voting power of the Company’s outstanding shares. This voting power may increase over time as Dr. Gibson vests in and exercises equity awards outstanding. If all the equity awards held by Dr. Gibson had been fully vested and exercised and exchanged for shares of Class B common stock as of December 31, 2021, Dr. Gibson and his affiliate would hold approximately 40% of the voting power of the Company’s outstanding shares. As a result, Dr. Gibson will be able to significantly influence any action requiring the approval of Recursion stockholders, including the election of the board of directors; the adoption of amendments to the Company’s certificate of incorporation and bylaws; and the approval of any merger, consolidation, sale of all or substantially all of the Company’s assets, or other major corporate transaction.

Note 11. Collaborative Development Contracts

Bayer AG

In August 2020, the Company entered into a Research Collaboration and Option Agreement (the Bayer Agreement) with Bayer AG (Bayer) for a five-year term pursuant to which the Company and Bayer may initiate approximately 10 research projects related to fibrosis across multiple organ systems, including the lung, liver and heart. Under the agreement, the Company contributed compounds from its proprietary library and Bayer contributed compounds from its proprietary library and will contribute scientific expertise throughout the collaboration.

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

Under the terms of the agreement, the Company received a non-refundable upfront payment of $30.0 million, which was recorded as unearned revenue on the Consolidated Balance Sheet. The Company determined that it has one performance obligation under the agreement, which is to perform research and development services for Bayer. Recursion determined the transaction price to be the $30.0 million upfront payment received and allocated the amount to the single performance obligation. The Company is recognizing revenue over time by measuring progress towards completion of the performance obligation. This method of recognizing revenue requires Company to make estimates of the total time to provide the services required under the performance obligation. A significant change in these estimates could have a material effect on the timing and amount of revenue recognized in future periods.

For the years ended December 31, 2021 and 2020, the Company recognized $10.0 million and $3.3 million, respectively, of revenue resulting from the collaboration. There was $10.0 million and $6.7 million of current and non-current unearned revenue, respectively, remaining as of December 31, 2021. The allocation of unearned revenue between current and non-current is based on Recursion’s estimates of when the Company expects to incur the related costs.

Takeda Pharmaceuticals

In October 2017, the Company entered into a research collaboration with Takeda Pharmaceutical Company Limited. For the year ended December 31, 2019, the Company recognized $1.3 million of revenue related to the collaboration. The Company does not expect future revenues from this collaboration.

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

As of December 31, 2021, 14,677,116 shares of Class A common stock were available for grant.

The following table presents the classification of stock-based compensation expense for stock options and RSUs for employees and non-employees within the Consolidated Statements of Operations:

	Years ended December 31,
(in thousands)	2021	2020	2019
Research and development	$4,841	$1,777	$915
General and administrative	8,989	2,059	470
Total	$13,830	$3,836	$1,385

Stock Options

Stock options generally vest over four years and expire no later than 10 years from the date of grant. Stock option activity during the year ended December 31, 2021 was as follows:

(in thousands except share data)	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2020	20,937,443	$1.85	8.5	$12,956
Granted	3,538,555	12.79
Cancelled	(1,266,968)	2.59
Exercised	(4,017,316)	1.30		36,773
Outstanding as of December 31, 2021	19,191,714	$3.78	8.2	$260,762
Exercisable as of December 31, 2021	7,921,361	$1.89	7.2	$121,201

The fair value of options granted to employees is calculated on the grant date using the Black-Scholes option valuation model. The weighted-average grant-date fair values of stock options granted during the years ended December 31, 2021, 2020 and 2019 were $7.66, $1.50 and $1.34, respectively.

The following weighted-average assumptions were used to calculate the grant-date fair value of stock options:

	Years ended December 31,
	2021	2020	2019
Expected term (in years)	6.3	6.2	6.2
Expected volatility	65%	67%	64%
Expected dividend yield	—	—	—
Risk-free interest rate	1.1%	1.0%	2.3%

In February 2021, the Company granted 150,000 shares of stock options with a performance and service condition that had a fair value of $358 thousand. The grant was fully expensed during the year ended December 31, 2021 as the performance and service conditions were met.

In March 2020, the Company granted 1,500,000 shares of stock options with performance, market and service conditions. At grant date, the Company estimated that the fair value of the options was approximately $2.0 million. For the years ended December 31, 2021 and 2020, $1.7 million and zero of expense was recorded, respectively. For the year ended December 31, 2021, several of the award’s conditions were met. For the year ended December 31, 2020, no expense was recorded as the performance conditions were not considered probable.

As of December 31, 2021, $31.7 million of unrecognized compensation cost related to stock options is expected to be recognized as expense over approximately the next three years.

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

The following table summarizes Recursion’s RSU activity during the year ended December 31, 2021:

	Stock units	Weighted-average grant date fair value
Outstanding as of December 31, 2020	—	$—
Granted	496,312	23.44
Vested	(13,725)	25.47
Forfeited	(4,451)	22.21
Outstanding as of December 31, 2021	478,136	$23.40

The fair market value of RSUs vested was $312 thousand during the year ended December 31, 2021. As of December 31, 2021, $9.9 million of unrecognized compensation cost related to RSUs is expected to be recognized as expense over approximately the next three years.

Employee Share Purchase Plan (ESPP)

In April 2021, the Board of Directors and stockholders of the Company adopted the 2021 Employee Stock Purchase Plan (the ESPP). Under the ESPP, 3,238,000 shares of Class A common stock were reserved. The ESPP has consecutive six-month offering periods. The offering periods are scheduled to start on the first trading day on or after May 20 and November 20 of each year, except the first offering period, which commenced on the plan effectiveness date and will end on the first trading day on or after November 20, 2021. The second offering period commenced on the first trading day on or after November 20, 2021. The per share purchase price is 85% of the lower of the fair market value on (1) the first trading day of the offering period or (2) the exercise date.

The fair value of the ESPP grants is measured at grant date. The fair value is determined considering the purchase discount and the fair value of the look-back feature. Black-Scholes pricing models are used to calculate the fair value of the look-back feature. The weighted-average assumptions used in the Black-Scholes models were as follows:

Year ended December 31, 2021
Expected term (in years)	0.5
Expected volatility	61%
Expected dividend yield	—
Risk-free interest rate	0.06%

For the year ended December 31, 2021, 106,365 shares were issued under the ESPP. For the year ended December 31, 2021, Recursion recognized expense of $731 thousand. As of December 31, 2021, $522 thousand of unrecognized ESPP compensation cost is expected to be recognized as expense over approximately the next five months.

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

In January 2020, the Company issued warrants to purchase 213,646 shares of Series C Preferred Stock (Series C warrants) at a purchase price of $5.49 per share as part of a services agreement. These Series C warrants were exercised in October 2021. The grant date fair value was $4.10 per share.

The FASB has issued accounting guidance on the classification of freestanding warrants and other similar instruments for shares that are redeemable (either puttable or mandatorily redeemable). The guidance requires liability classification for certain warrants that are exercisable into convertible preferred stock. The initial fair values of the Series A and B warrants were recorded as debt issuance costs, which resulted in a reduction in the carrying value of the debt and subsequent accretion. The Company remeasured the Series A and B warrants on each Consolidated Balance Sheet date. The change in valuation was recorded in the Consolidated Statements of Operations in “Other income (loss), net.” The liability was recorded to equity upon the exercise of the Series A and B warrants.

The Series C warrants’ compensation expense was recorded in general and administrative expense ratably over the requisite service period based on the award’s fair value at the date of grant. These warrants were classified as equity as they were issued to non-employees for services and the convertible preferred stock was not redeemable.

The following is a summary of the changes in the Company’s Series A and B warrant liability balance during the years ended December 31, 2021 and 2020:

(in thousands)
Balance as of December 31, 2018	$139
Decrease in fair value of warrants	(11)
Balance as of December 31, 2019	$128
Decrease in fair value of warrants	(3)
Balance as of December 31, 2020	$125
Increase in fair value of warrants	2,215
Recorded in equity upon exercise	(2,340)
Balance as of December 31, 2021	$—

Note 13. Employee benefit plans

The Company has an employee benefit plan under Section 401(k) of the Internal Revenue Code. The plan allows employees to make contributions up to a specified percentage of their compensation. The Company is currently contributing up to 4% of employee base salary, by matching 100% of the first 4% of annual base salary contributed by each employee. Employer expenses were $2.1 million, $1.1 million and $931 thousand during the years ended December 31, 2021, 2020 and 2019, respectively.

Note 14. Income Taxes

The Company did not record any income tax expense for the years ended December 31, 2021, 2020 and 2019. The Company has historically incurred operating losses and maintains a full valuation allowance against its net deferred tax assets. Foreign taxes were insignificant for the year ended December 31, 2021.

The provision for income taxes consisted of the following components (all deferred):

	Years ended December 31,
(in thousands)	2021	2020	2019
Federal	$47,138	$20,707	$15,555
State	(684)	947	1,517
Other	149	—	—
Change in valuation allowance	(46,603)	(21,654)	(17,072)
Total	$—	$—	$—

The Company’s effective tax rate of 0% for the years ended December 31, 2021, 2020 and 2019 differs from the statutory U.S. federal rate as follows:

	Years ended December 31,
	2021	2020	2019
Statutory tax rate	21.0%	21.0%	21.0%
R&D credit generation	3.2%	3.3%	3.6%
Orphan drug credit generation	1.1%	1.0%	1.5%
Uncertain tax positions	(0.4)%	(0.4)%	(0.5)%
Other non-deductible expenses	0.4%	(1.1)%	(0.4)%
Change in valuation allowance	(25.3)%	(23.8)%	(25.2)%
Effective tax rate	—%	—%	—%

The tax effects of temporary differences that give rise to significant components of the deferred tax assets are as follows:

	December 31,
(in thousands)	2021	2020
Deferred tax assets
Reserves and accruals	$5,922	$1,906
Net operating loss carryforwards	76,954	43,954
Stock-based compensation	1,732	356
Research and development credit carryforwards	16,742	9,529
Deferred rent	3,132	—
Definite lived intangibles	1,005	1,114
Other	426	217
Gross deferred tax assets	105,913	57,076
Valuation allowance	(102,041)	(55,439)
Net deferred tax asset	3,872	1,637
Deferred tax liabilities
Depreciable assets	(2,089)	(1,637)
Tenant allowance receivable	(1,783)	—
Deferred tax liabilities	(3,872)	(1,637)
Net deferred tax asset	$—	$—

As of December 31, 2021 and 2020, the Company recorded the portion of its deferred tax assets that was determined to meet the more likely than not threshold. A valuation allowance was recorded against the remaining deferred tax assets. Significant judgment is required in determining the Company’s provision for income taxes, recording valuation allowances against deferred tax assets and evaluating the Company’s uncertain tax positions. Due to net losses since inception and the uncertainty of realizing the deferred tax assets, the Company has a full valuation allowance against its net deferred tax assets. To the extent that the Company generates positive income and expects, with reasonable certainty, to continue to generate positive income, the Company may release all, or a portion of, the valuation allowance in a future period. This release would result in the recognition of all, or a portion of, the Company’s deferred tax assets, resulting in a decrease to income tax expense for the period such release is made. As of December 31, 2021 and 2020, the Company’s valuation allowance was $102.0 million and $55.4 million, respectively, which increased by approximately $46.6 million and $21.7 million during the years ended December 31, 2021 and 2020, respectively.

NOLs and tax credit carry-forwards are subject to review and possible adjustment by the Internal Revenue Service (“IRS”) and may become subject to annual limitation due to ownership changes that have occurred previously or that could occur in the future under Section 382 of the Internal Revenue Code, as amended and similar state provisions. These ownership changes may limit the amount of carryforwards that can be utilized annually to offset future taxable income. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50% over a three-year period. The Company has not conducted a study to assess whether a change of control has occurred or whether there have been multiple changes of control since inception due to the significant complexity and cost associated with such a study. If the Company has experienced a change of control, as defined by Section 382, at any time since inception, utilization of the net operating loss carryforwards or research and development tax credit carryforwards would be subject to an annual limitation under Section 382, which is determined by first multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term tax-exempt rate and then could be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of the net operating loss carryforwards or research and development tax credit carryforwards before utilization. Further, until a study is completed and any limitation is known, no amounts are being presented as an uncertain tax position.

As of December 31, 2021 and 2020, the Company had federal NOL carryforwards of $353.1 million and $193.8 million, respectively, available to reduce taxable income, of which $18.6 million expire beginning 2036 and $334.4 million do not expire. The Company had state NOL carryforwards of $63.0 million and $77.4 million as of December 31, 2021 and 2020, respectively, available to reduce future state taxable income, of which $5.3 million expire beginning 2031 and $57.7 million not expire.

As of December 31, 2021, the Company also had federal and state research and development credit carryforwards of $16.5 million and $2.2 million respectively. As of December 31, 2020, the Company had federal and state research and development credit carryforwards of $6.7 million and $2.2 million, respectively. The federal research and development credit carryforwards expire beginning in 2036 and the state credit carryforwards expire beginning in 2030. The Company also had federal Orphan Drug credits of $3.8 million and $1.8 million as of December 31, 2021 and 2020, respectively, which will begin expiring in 2036. The Company had reserves for uncertain tax positions against these credit carryforwards of $1.9 million and $1.1 million as of December 31, 2021 and 2020 respectively.

The Company recognizes benefits of uncertain tax positions if it is more likely than not that such positions will be sustained upon examination based solely on their technical merits, as the largest amount of benefit that is more likely than not to be realized upon the ultimate settlement. It is the Company’s policy to include penalties and interest expense related to income taxes as a component of Other income (loss), net as necessary.

The Company files income tax returns in the United States, Canada, Utah, California and Massachusetts. The Company is not currently under examination in any of these jurisdictions. The Company is subject to income tax examinations on all federal returns since the 2018 tax return.

Note 15. Net Loss Per Share

For the year ended December 31, 2021, Recursion calculated net loss per share of Class A and Class B common stock using the two-class method. Basic net loss per share is computed using the weighted-average number of shares outstanding during the period. Diluted net loss per share is computed using the weighted-average number of shares and the effect of potentially dilutive securities outstanding during the period. Potentially dilutive securities consist of stock options and other contingently issuable shares. For periods presented in which the Company reports a net loss, all potentially dilutive shares are anti-dilutive and as such are excluded from the calculation.

The rights, including the liquidation and dividend rights, of the holders of the Company’s Class A and Class B common stock are identical, except with respect to voting. As a result, the undistributed earnings for each period are allocated based on the contractual participation rights of the Class A and Class B common shares as if the earnings for the period had been distributed. As the liquidation and dividend rights are identical, the undistributed earnings are allocated on a proportionate basis and the resulting amount per share for Class A and Class B common stock was the same during the year ended December 31, 2021.

Recursion issued certain shares of convertible preferred stock that were outstanding until April 2021 and were concluded to be participating securities. For the years ended December 31, 2020 and 2019, there was only one class of common stock outstanding. Due to the presence of participating securities, Recursion calculated net loss per share during the years ended December 31, 2020 and 2019 using the more dilutive of the treasury stock or the two-class method. For periods presented in which the Company reports a net loss, the losses are not allocated to the participating securities. The preferred stock converted to common stock in April 2021 as part of the Company’s IPO. See Note 10, “Common stock” for additional details.

The following tables set forth the computation of basic and diluted net loss per share of Class A and Class B common stock during 2021:

	Year ended
	December 31, 2021
(in thousands, except share amount)	Class A	Class B
Numerator:
Allocation of undistributed earnings	$(172,399)	$(14,080)
Denominator:
Weighted average common shares outstanding	115,883,920	9,464,190
Net loss per share, basic and diluted	$(1.49)	$(1.49)

The following table sets forth the computation of basic and diluted net loss per share during 2020 and 2019:

	Years ended December 31,
(in thousands, except share amounts)	2020	2019
Numerator:
Net loss	$(87,006)	$(61,879)
Denominator:
Weighted average common shares outstanding	21,781,386	21,570,265
Net loss per share, basic and diluted	$(3.99)	$(2.87)

For the years ended December 31, 2021, 2020 and 2019, the Company reported a net loss and therefore basic and diluted loss per share are the same for all periods. The Company excluded the following potential common shares from the computation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	Years ended December 31,
	2021	2020	2019
Convertible preferred stock	34,615,890	90,684,675	78,699,495
Stock options	15,381,210	3,636,400	8,677,652
Warrants	151,745	117,342	138,409
Total	50,148,845	94,438,417	87,515,556

Note 16. Fair Value Measurements

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

The following tables summarize the Company’s assets and liabilities that are measured at fair value on a recurring basis:

		Basis of fair value measurement
(in thousands)	December 31, 2021	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$155,731	$—	$155,731	$—
Commercial paper	12,000	—	12,000	—
Corporate bonds	200	—	200	—
Restricted cash	10,233	10,233	—	—
Investments:
U.S. government debt	19,927	—	19,927	—
Corporate bonds	61,177	—	61,177	—
Certificates of deposit	21,440	—	21,440	—
Commercial paper	128,902	—	128,902	—
Total assets	$409,610	$10,233	$399,377	$—

		Basis of fair value measurement
(in thousands)	December 31, 2020	Level 1	Level 2	Level 3
Assets
Restricted cash	$5,041	$5,041	$—	$—
Total assets	$5,041	$5,041	$—	$—
Liabilities
Warrant liability	$125	$—	$—	$125
Total liabilities	$125	$—	$—	$125

In addition to the financial instruments that are recognized at fair value on the Consolidated Balance Sheet, the Company has certain financial instruments that are recognized at amortized cost or some basis other than fair value. The carrying amount of these instruments are considered to be representative of their approximate fair values. Additionally, Recursion has short-term financial instruments including accounts receivable and accounts payable whose carrying amounts are considered representative of their approximate fair values.

The following tables summarize the Company’s financial instruments that are not measured at fair value:

	Book values		Fair values
(in thousands)	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
Liabilities
Current portion of notes payable	$90	$1,073	$90	$1,073
Notes payable, net of current portion	633	11,414	633	11,414
Total liabilities	$723	$12,487	$723	$12,487

Note 17. Related Party Transactions

In December 2017, the Company entered into a loan agreement with its CEO to provide a loan of $595 thousand. The loan had a seven-year term. As of December 31, 2021 and 2020, no amount remained outstanding on the loan as the balance was fully paid during the year ended December 31, 2020.

The acquisition of Vium was a related party transaction due to the fact that Vium was affiliated with certain investors of the Company. See Note 3, “Acquisitions” for additional details on the acquisition.
Note 18. Subsequent Events

In January 2022, Recursion received a $150.0 million upfront payment related to the Company’s collaboration with Roche and Genentech, collectively referred to as Roche. Recursion will work with Roche to identify targets and medicines in key areas of neuroscience and in an oncology indication. Recursion is eligible for additional milestone payments based on performance progress of the collaboration. Under the collaboration, Roche may initiate up to 40 programs, each of which, if successfully developed and commercialized, could yield more than $300.0 million in development, commercialization and net revenue milestones for Recursion, as well as tiered royalties on net revenue. Recursion is currently analyzing the accounting impact of this agreement.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Recursion Pharmaceuticals Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Recursion Pharmaceuticals, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2017.

Salt Lake City, Utah
March 23, 2022

Item 9. Changes in and Disagreements with Accountants.

None.

Item 9A. Controls and Procedures.

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

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives as management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2021, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2022 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year.

Item 11. Executive Compensation.

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2022 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2022 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant.

Item 13. Certain Relationships and Related Transactions and Director Independence.

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2022 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year.

Item 14. Principal Accountant Fees and Services.

Our independent public accounting firm is Ernst & Young LLP, Salt Lake City, Utah, PCAOB Auditor ID 00042.

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2022 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year.

PART IV
Item 15. Exhibits and Financial Statement Schedules.

(a) Documents filed as part of this Form 10-K.

(1) Financial Statements: See Item 8, “Financial Statements and Supplementary Data” for a list of financial statements.

(2) Financial Statement Schedules: All schedules omitted are inapplicable or the information required is shown in the consolidated financial statements or notes thereto.

(3) Exhibits Required by Item 601 of Regulation S-K: The information called for by this paragraph is set forth in Item 15(b) below.

(b) Exhibit Index:

		Incorporated by Reference
Exhibit number	Description	Form	File No.	Exhibit No.	Filing Date	Filed / Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of Recursion Pharmaceuticals, Inc.	8-K	001-40323	3.1	April 21, 2021
3.2	Amended and Restated Bylaws of Recursion Pharmaceuticals, Inc.	8-K	001-40323	3.2	April 21, 2021
4.1	Amended and Restated Investors’ Rights Agreement by and among the Registrant and certain of its stockholders, dated September 1, 2020.	S-1/A	333-254576	4.1	April 15, 2021
4.2	Specimen Class A common stock certificate of the Registrant.	S-1/A	333-254576	4.2	April 15, 2021
4.3	Description of Securities					X
10.1	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1/A	333-254576	10.1	April 15, 2021
10.2+	2016 Equity Incentive Plan, as amended, and forms of agreement thereunder.	S-1/A	333-254576	10.2	April 15, 2021
10.3+	2021 Equity Incentive Plan and forms of agreements thereunder.	S-1/A	333-254576	10.3	April 15, 2021
10.4+	2021 Employee Stock Purchase Plan and forms of agreements thereunder.	S-1/A	333-254576	10.4	April 15, 2021
10.5	Executive Incentive Compensation Plan.	S-1/A	333-254576	10.20	April 15, 2021
10.6+	CEO Change in Control and Severance Policy	S-1/A	333-254576	10.21	April 15, 2021
10.7+	Outside Director Compensation Policy.	S-1/A	333-254576	10.11	April 15, 2021
10.8	Office Lease by and between Vestar Gateway, LLC and Registrant, dated November 13, 2017, as amended.					X
10.9	Amended and Restated Lease by and between Berrueta Family L.P. and Mousera, Inc. dated July 27, 2015, as amended and assigned to Registrant on August 16, 2019.	S-1/A	333-254576	10.13	April 15, 2021
10.10	Research Collaboration and Option Agreement by and between Bayer AG and the Registrant, dated August 28, 2020.	S-1/A	333-254576	10.14	April 15, 2021
10.11	Bayer Collaboration Expansion Agreement					X
10.12	Amended and Restated License Agreement between the Registrant and University of Utah Research Foundation, dated February 9, 2016.	S-1/A	333-254576	10.15	April 15, 2021
10.13	Exclusive License Agreement No. A2019-1229 between Ohio State Innovation Foundation and Registrant, dated December 21, 2018.	S-1/A	333-254576	10.16	April 15, 2021
10.14	License Agreement by and between Takeda Pharmaceutical Company Limited and Registrant, dated May 1, 2020.	S-1/A	333-254576	10.17	April 15, 2021

10.15	Lease Agreement by and between Industry Office SLC, LLC and Registrant, dated February 10, 2021, as amended.					X
10.16+	Confirmatory Employment Letter between the Registrant and Christopher Gibson, Ph.D.	S-1/A	333-254576	10.5	April 15, 2021
10.17+	Confirmatory Employment Letter between the Registrant and Ramona Doyle.	S-1/A	333-254576	10.6	April 15, 2021
10.18+	Confirmatory Employment Letter between the Registrant and Tina Marriott Larson.	S-1/A	333-254576	10.7	April 15, 2021
10.19+	Confirmatory Employment Letter between the Registrant and Michael Secora.	S-1/A	333-254576	10.8	April 15, 2021
10.20+	Confirmatory Employment Letter between the Registrant and Shafique Virani.	S-1/A	333-254576	10.9	April 15, 2021
10.21+	Executive Change in Control and Severance Plan (for executives other than the CEO).	S-1/A	333-254576	10.10	April 15, 2021
10.22+	Form of Equity Exchange Right Agreement among the Registrant, Christopher Gibson, Ph.D., and entities affiliated with Dr. Gibson.	S-1/A	333-254576	10.22	April 15, 2021
10.23+	Form of Exchange Agreement among the Registrant, Christopher Gibson, Ph.D., and entities affiliated with Dr. Gibson.	S-1/A	333-254576	10.23	April 15, 2021
10.24	Credit and Security Agreement by and among MidCap Financial Trust, as administrative agent, and the lenders party thereto, dated September 18, 2019.	S-1/A	333-254576	10.19	April 15, 2021
10.25	Roche Collaboration and License Agreement					X
21.1	List of Subsidiaries					X
23.1	Consent of Ernst and Young					X
24.1	Power of Attorney (included on signature page to this Annual Report on Form 10-K)					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

*	The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Annual Report on Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.
+	Indicates a management contract or compensatory plan.

Item 16. Form 10-K Summary.

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, Recursion Pharmaceuticals Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Salt Lake City, Utah, on March 23, 2022.

RECURSION PHARMACEUTICALS, INC.

By:	/s/ Christopher Gibson
Christopher Gibson
Chief Executive Officer
Power of Attorney

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Christopher Gibson and Michael Secora his or her true and lawful attorney-in-fact and agent, with full power of substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

IN WITNESS WHEREOF, each of the undersigned has executed this Power of Attorney as of the date indicated opposite his/her name.

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Christopher Gibson Christopher Gibson	Chief Executive Officer and Director (Principal Executive Officer)	March 23, 2022

/s/ Michael Secora Michael Secora	Chief Financial Officer (Principal Financial and Accounting Officer)	March 23, 2022

/s/ Zachary Bogue Zachary Bogue	Director	March 23, 2022

/s/ Blake Borgeson Blake Borgeson	Director	March 23, 2022

/s/ Terry-Ann Burrell Terry-Ann Burrell	Director	March 23, 2022

/s/ R. Martin Chavez R. Martin Chavez	Chair of the Board	March 23, 2022

/s/ Zavain Dar Zavain Dar	Director	March 23, 2022

/s/ Robert Hershberg Robert Hershberg	Director	March 23, 2022

/s/ Dean Li Dean Li	Director	March 23, 2022

By:	/s/ Christopher Gibson
Christopher Gibson, Attorney-in-fact