Form 10-Q
period 2022-03-31
RECURSION PHARMACEUTICALS, INC.
filed 2022-05-10
CIK 1601830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
or
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

As of April 30, 2022, there were 163,834,157 and 8,173,209 of the registrant’s Class A and B common stock, par value $0.00001 per share, outstanding, respectively.

i

Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking statements” about us and our industry within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “would,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this report may include without limitation those regarding:

•the initiation, timing, progress, results and cost of research and development programs, current and future preclinical and clinical studies, including statements regarding the design of, and the timing of initiation and completion of, studies and related preparatory work, as well as the period during which the results of the studies will become available;
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
•the timing, scope, or likelihood of domestic and foreign regulatory filings and approvals, including our ability to maintain any such approvals;
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
•our ability to improve, and the rate of improvement in, our infrastructure, datasets, biology, technology tools and drug discovery platform, and our ability to realize benefits from such improvements;
•our expectations related to the performance and benefits of our BioHive-1 supercomputer;
•our ability to realize a return on our investment of resources and cash in our drug discovery collaborations;
•our ability to scale like a technology company and to add more programs to our pipeline each year;
•our ability to successfully compete in a highly competitive market;
•our manufacturing, commercialization and marketing capabilities and strategies;
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
•the beneficial characteristics, safety, efficacy and therapeutic effects of our drug candidates;
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
ii

•our ability to utilize third-party open source software and cloud-based infrastructure, on which we are dependent;
•the adequacy of our insurance policies and the scope of their coverage;
•the potential impact of a pandemic, epidemic, or outbreak of an infectious disease, such as COVID-19, or natural disaster, global political instability or warfare, and the effect of such outbreak or natural disaster, global political instability or warfare on our business and financial results;
•our continued reliance on third parties to conduct additional clinical trials of our drug candidates, and for the manufacture of our drug candidates for preclinical studies and clinical trials;
•the pricing and reimbursement of our current drug candidates and other drug candidates we may develop, if approved;
•Our ability to obtain and maintain collaboration, licensing or other arrangements required for the research, development and commercialization of our platform and drug candidates.
•our estimates regarding expenses, future revenue, capital requirements and need for additional financing;
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
•our anticipated use of our existing resources and the net proceeds from our initial public offering; and
•other risks and uncertainties, including those listed in the section titled “Risk Factors.”

We have based these forward-looking statements largely on our current expectations and projections about our business, the industry in which we operate, and financial trends that we believe may affect our business, financial condition, results of operations and prospects. These forward-looking statements are not guarantees of future performance or development. These statements speak only as of the date of this report and are subject to a number of risks, uncertainties and assumptions described in the section titled “Risk Factors” and elsewhere in this report. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Except as required by applicable law, we undertake no obligation to update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, or otherwise.

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
iii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Recursion Pharmaceuticals, Inc.
Condensed Consolidated Balance Sheets (unaudited)
(in thousands, except share and per share amounts)

	March 31,	December 31,
	2022	2021
Assets
Current assets
Cash and cash equivalents	$507,891	$285,116
Restricted cash	1,521	1,552
Accounts receivable	34	34
Other receivables	11,363	9,056
Investments	83,214	231,446
Other current assets	15,432	7,514
Total current assets	619,455	534,718

Restricted cash, non-current	8,713	8,681
Property and equipment, net	70,704	64,725
Operating lease right-of-use assets	33,301	—
Intangible assets, net	1,309	1,385
Goodwill	801	801
Other non-current assets	36	35
Total assets	$734,319	$610,345

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$4,162	$2,819
Accrued expenses and other liabilities	23,118	32,333
Unearned revenue	54,247	10,000
Notes payable	92	90
Operating lease liabilities	4,086	—
Lease incentive obligation	—	1,416
Total current liabilities	85,705	46,658

Deferred rent	—	4,110
Unearned revenue, non-current	107,121	6,667
Notes payable, non-current	610	633
Operating lease liabilities, non-current	47,317	—
Lease incentive obligation, non-current	—	9,339
Total liabilities	240,753	67,407

Commitments and contingencies (Note 7)

Stockholders’ equity
Common stock, $0.00001 par value; 2,000,000,000 shares (Class A 1,989,032,117 and Class B 10,967,883) authorized as of March 31, 2022 and December 31, 2021; 171,078,088 shares (Class A 162,472,729 and Class B 8,605,359) and 170,272,462 shares (Class A 160,906,245 and Class B 9,366,217) issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	2	2
Additional paid-in capital	949,932	943,142
Accumulated deficit	(456,059)	(400,080)
Accumulated other comprehensive loss	(309)	(126)
Total stockholders’ equity	493,566	542,938

Total liabilities and stockholders’ equity	$734,319	$610,345

See the accompanying notes to these condensed consolidated financial statements.

Recursion Pharmaceuticals, Inc.
Condensed Consolidated Statements of Operations (unaudited)
(in thousands, except share and per share amounts)

	Three months ended March 31,
	2022	2021
Revenue
Operating revenue	$5,299	$2,500
Grant revenue	34	62
Total revenue	5,333	2,562

Operating costs and expenses
Cost of revenue	7,799	—
Research and development	32,441	24,109
General and administrative	21,074	8,937
Total costs and operating expenses	61,314	33,046

Loss from operations	(55,981)	(30,484)
Other income (loss), net	2	(233)
Net loss	$(55,979)	$(30,717)

Per share data
Net loss per share of Class A and B common stock, basic and diluted	$(0.33)	$(1.33)
Weighted-average shares (Class A and B) outstanding, basic and diluted	170,690,392	23,035,623

See the accompanying notes to these condensed consolidated financial statements.

Recursion Pharmaceuticals, Inc.
Condensed Consolidated Statements of Comprehensive Loss (unaudited)
(in thousands)

	Three months ended March 31,
	2022	2021
Net loss	$(55,979)	$(30,717)

Unrealized losses on investments	(222)	—
Net realized losses on investments reclassified into net loss	39	—
Other comprehensive loss	(183)	—
Comprehensive loss	$(56,162)	$(30,717)

See the accompanying notes to these condensed consolidated financial statements.

Recursion Pharmaceuticals, Inc.
Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) (unaudited)
(in thousands, except share amounts)

	Convertible Preferred Stock		Common Stock (Class A and B)		Additional Paid-in-Capital	Accumulated Deficit	Accumulated other comprehensive loss	Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2021	—	—	170,272,462	2	943,142	(400,080)	(126)	542,938
Net loss	—	—	—	—	—	(55,979)	—	(55,979)
Other comprehensive loss	—	—	—	—	—	—	(183)	(183)
Stock option exercises and other	—	—	805,626	—	1,158	—	—	1,158
Stock-based compensation	—	—	—	—	5,632	—	—	5,632
Balance as of March 31, 2022	—	$—	171,078,088	$2	$949,932	$(456,059)	$(309)	$493,566

	Convertible Preferred Stock		Common Stock (Class A and B)		Additional Paid-in-Capital	Accumulated Deficit	Accumulated other comprehensive loss	Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	112,088,065	448,312	22,314,685	—	7,312	(213,601)	—	(206,289)
Net loss	—	—	—	—	—	(30,717)	—	(30,717)
Stock option exercises	—	—	1,722,040	—	2,154	—	—	2,154
Stock-based compensation	—	—	—	—	1,821	—	—	1,821
Balance as of March 31, 2021	112,088,065	448,312	24,036,725	—	11,287	(244,318)	—	(233,031)

See the accompanying notes to these condensed consolidated financial statements.

Recursion Pharmaceuticals, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Three months ended March 31,
	2022	2021
Cash flows from operating activities
Net loss	$(55,979)	$(30,717)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	2,767	1,402
Stock-based compensation	5,632	1,821
Lease expense	1,742	1,268
Other, net	402	101
Changes in operating assets and liabilities:
Other receivables and assets	(7,551)	(2,830)
Unearned revenue	144,701	(2,500)
Accounts payable	1,344	2,051
Accrued development expense	1,413	(1,216)
Accrued expenses, deferred rent and other current liabilities	(15,903)	(135)
Operating lease liabilities	(1,265)	—
Other, net	85	—
Net cash provided by (used in) operating activities	77,388	(30,755)

Cash flows from investing activities
Purchases of property and equipment	(4,342)	(19,416)
Sales and maturities of investments	147,646	—
Net cash provided by (used in) investing activities	143,304	(19,416)

Cash flows from financing activities
Proceeds from equity incentive plans	2,106	2,154
Repayment of long-term debt	(22)	(20)
Net cash provided by financing activities	2,084	2,134

Net change in cash, cash equivalents and restricted cash	222,776	(48,037)
Cash, cash equivalents and restricted cash, beginning of period	295,349	267,167
Cash, cash equivalents and restricted cash, end of period	$518,125	$219,130

Supplemental schedule of non-cash investing and financing activities
Accrued property and equipment	$4,328	$705
Deferred issuance costs recorded in equity	—	2,997
Right-of-use asset additions	1,548	—

Supplemental schedule of cash flow information
Cash paid for interest	$14	$254
Cash paid for operating leases	1,265	—

See the accompanying notes to these condensed consolidated financial statements.

Recursion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
Note 1.    Description of the Business

Recursion Pharmaceuticals, Inc. (Recursion, the Company, we or our) was originally formed as a limited liability company on November 4, 2013 under the name Recursion Pharmaceuticals, LLC. In September 2016, we converted to a Delaware corporation and changed our name to Recursion Pharmaceuticals, Inc.

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

As of March 31, 2022, the Company had an accumulated deficit of $456.1 million. The Company expects to incur substantial operating losses in future periods and will require additional capital to advance its drug candidates. The Company does not expect to generate significant revenue until the Company successfully completes significant drug development milestones with its subsidiaries or in collaboration with third parties, which the Company expects will take a number of years. In order to commercialize its drug candidates, the Company or its partners need to complete clinical development and comply with comprehensive regulatory requirements. The Company is subject to a number of risks and uncertainties similar to those of other companies of the same size within the biotechnology industry, such as the uncertainty of clinical trial outcomes, uncertainty of additional funding and a history of operating losses.

The Company has funded its operations to date through the issuance of convertible preferred stock and the issuance of Class A common stock in an Initial Public Offering (IPO), which was completed in April 2021 (see Note 8, “Common Stock” for additional details). Recursion will likely be required to raise additional capital. As of March 31, 2022, the Company did not have any unconditional outstanding commitments for additional funding. If the Company is unable to access additional funds when needed, it may not be able to continue the development of its products or the Company could be required to delay, scale back or abandon some or all of its development programs and other operations. The Company’s ability to access capital when needed is not assured and, if not achieved on a timely basis, could materially harm its business, financial condition and results of operations.

The Company believes that the Company’s existing cash, cash equivalents and investments will be sufficient to fund the Company’s operating expenses and capital expenditures for at least the next 12 months.

Note 2. Basis of Presentation

Basis of Presentation

The unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC). Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP) have been condensed or omitted. These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes for the year ended December 31, 2021.

In April 2021, the Company completed a 1.5-for-1 forward stock split of common and convertible preferred stock. All shares presented within these condensed consolidated financial statements were adjusted to reflect the forward stock split for all periods presented. See Note 8, “Common Stock” for additional details.

In April 2021, the Company’s Board of Directors authorized two classes of common stock, Class A and Class B. Certain shares of Class A were exchanged for Class B on a one-for-one basis. The creation and issuance of the Class B common stock did not affect the loss per share for the Class A or Class B shares for any period. The Company presented the net loss per share amounts as if the authorization and exchange occurred as of the start of the 2021 reporting period. All share amounts presented prior to the authorization are referred to as Class A common stock. See Note 8, “Common Stock” for additional details.

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

Recent Accounting Pronouncements

On January 1, 2022, Recursion adopted Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842). Under Topic 842, lessees are required to recognize a right-of-use asset and a lease liability on the balance sheet for all leases with terms greater than 12 months. The guidance also expanded the disclosure requirements of lease arrangements. The Company adopted Topic 842 using the modified retrospective method. Recursion elected the following practical expedients when assessing the transition impact: i) not to reassess whether any expired or existing contracts as of the adoption date are or contain leases; ii) not to reassess the lease classification for any expired or existing leases as of the adoption date; and iii) not to reassess initial direct costs for any existing leases as of the adoption date.

Results for reporting periods beginning after December 31, 2021 are presented in accordance with the standard, while results for prior periods are not adjusted and continue to be reported in accordance with Recursion’s historical accounting. The January 1, 2022 adjustment to record lease right-of-use assets and lease liabilities was $32.9 million and $47.8 million, respectively. The impact to the condensed consolidated statements of income and cash flows was not material.

Note 3.    Supplemental Financial Information

Property and Equipment

	March 31,	December 31,
(in thousands)	2022	2021
Lab equipment	$36,111	$33,076
Leasehold improvements	14,008	13,936
Office equipment	20,005	20,005
Construction in progress	22,008	16,445
Property and equipment, gross	92,132	83,462
Less: Accumulated depreciation	(21,428)	(18,737)
Property and equipment, net	$70,704	$64,725

Depreciation expense on property and equipment was $2.7 million and $1.4 million during the three months ended March 31, 2022 and 2021 respectively.

The construction in progress balance primarily relates to leasehold improvements under construction for several leased locations.

Accrued Expenses and Other Liabilities

	March 31,	December 31,
(in thousands)	2022	2021
Accrued compensation	$5,922	$11,738
Accrued development expenses	5,845	4,682
Accrued early discovery expenses	2,318	2,114
Accrued construction	3,570	4,665
Accrued professional fees	424	1,793
Accrued other expenses	5,039	7,341
Accrued expense and other liabilities	$23,118	$32,333

Notes Payable

In 2018, the Company borrowed $992 thousand, which was available as part of a lease agreement for use on tenant improvements. Under the terms of the lease, the note will be repaid over a 10-year period at an 8% interest rate.

In September 2019, the Company entered into a lending agreement with Midcap Financial Trust (Midcap) and the other lenders party thereto (the Midcap loan agreement) for borrowing $11.9 million. In July 2021, the Company paid the balance due under the Midcap loan agreement. The total amount paid was $12.7 million. The Company recorded an early extinguishment loss of $996 thousand, which was included in “Other expense, net” on the Condensed Consolidated Statements of Operations.

Interest Income (Expense), net

	Three months ended March 31,
(in thousands)	2022	2021
Interest expense	$(14)	$(249)
Interest income	87	16
Interest income (expense), net	$73	$(233)

For the three months ended March 31, 2022, interest expense primarily related to the tenant improvement allowance notes and interest income primarily related to the investment portfolio. See Note 4, “Investments” for additional details on the investment portfolio. For the three months ended March 31, 2021, interest expense primarily related to the Midcap loan and tenant improvement allowance notes. Interest expense was included in “Other income (loss), net” on the Condensed Consolidated Statements of Operations.

Note 4. Investments

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

The following tables summarize the Company’s available-for-sale investments by type of security:

	March 31, 2022
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair values
Money market funds	$316,385	$—	$—	$316,385
U.S. government debt	19,874	—	(95)	19,779
Corporate bonds	52,201	3	(188)	52,016
Certificates of deposit	11,448	—	(29)	11,419
Total	$399,908	$3	$(312)	$399,599

	December 31, 2021
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair values
Money market funds	$155,731	$—	$—	$155,731
U.S. government debt	19,960	—	(33)	19,927
Corporate bonds	61,451	—	(74)	61,377
Certificates of deposit	21,450	—	(10)	21,440
Commercial paper	140,911	3	(12)	140,902
Total	$399,503	$3	$(129)	$399,377

The following table summarizes the classification of the Company’s available-for-sale investments on the Condensed Consolidated Balance Sheets:

(in thousands)	March 31, 2022	December 31, 2021
Cash and cash equivalents	$316,385	$167,931
Short-term investments	83,214	231,446
Total	$399,599	$399,377

As of March 31, 2022 and December 31, 2021, all of the Company’s available-for-sale investments mature in one year or less.

The Company held a total of 20 positions that were in an unrealized loss position as of March 31, 2022. The unrealized losses were primarily due to changes in interest rates. There were no significant unrealized losses during the three months ended March 31, 2022. Realized gains and losses on the Company’s investments were insignificant during the three months ended March 31, 2022. No impairments were recorded during the three months ended March 31, 2022. Realized gains and losses on interest-bearing securities are recorded in “Other income (loss), net,” in the Condensed Consolidated Statements of Income.

The Company did not have an investment portfolio as of March 31, 2021.

Note 5.    Leases

The Company has entered into various long-term real estate leases primarily related to office, research and development and operating activities. The Company has elected to utilize the package of practical expedients under the transition guidance of Accounting Standards Codification (ASC) Topic 842, Leases, which allows Recursion to not reassess whether any existing contract contains a lease, the classification of any existing leases and initial direct costs for any existing leases. The Company’s leases have remaining terms from 2 to 10 years, and some of those leases include options that provide Recursion with the ability to extend the lease term for five years. Such options are included in the lease term when it is reasonably certain that the option will be exercised.

Certain leases include provisions for variable lease payments which are based on, but not limited to, maintenance, insurance, taxes and usage-based amounts and Recursion will recognize these costs as they are incurred. The Company has also elected to apply the practical expedient for short-term leases whereby Recursion does not recognize a lease liability and right-of-use asset for leases with a term of less than 12 months. The Company has also elected to not separate consideration in the contract between lease and non-lease components of a contract that contains a lease.

Recursion classifies leases as operating or finance at the lease commencement date. All outstanding leases are operating leases. Certain leases have free rent periods or escalating rent payment provisions. The Company recognizes lease cost on a straight-line basis over the term of the lease.

Lease liabilities and right-of-use assets are calculated and recognized at the lease commencement date based on the present value of minimum lease payments over the lease term. The incremental borrowing rate is equal to the rate of interest that Recursion would have to pay to borrow on a collateralized basis over a similar term in an amount equal to the lease payments in a similar economic environment. For operating leases that commenced prior to the Company’s adoption of Topic 842, Recursion measured the lease liabilities and right-of-use assets using the incremental borrowing rate as of January 1, 2022.

In February 2021, the Company entered into a lease agreement for laboratory and office space with approximately 51,869 square feet (the “Industry Lease”). The right of use is expected to begin in the third quarter of 2022 and the Industry Lease term is five years with a five-year renewal option. The lease includes provisions for escalating rent payments and a tenant improvement allowance of up to $1.8 million. Total fixed lease payments are expected to be approximately $7.6 million with additional variable expenses, including building and amenity expenses. The Company did not control the space or any of the assets being constructed as of March 31, 2022 and therefore no right of use asset or lease liability was recorded on the Condensed Consolidated Balance Sheet as of March 31, 2022.

The components of the lease cost are as follows:

(in thousands)	Three months ended March 31, 2022
Operating lease cost	$1,827
Variable lease cost	204
Lease cost	$2,031

Lease term and discount rates as of March 31, 2022 were:

(in thousands)	March 31, 2022
Operating leases
Weighted-average remaining lease term (years)	8.1
Weighted-average discount rate	5.1%

Maturities of operating lease liabilities as of March 31, 2022 were:

(in thousands)	Operating leases
Remainder of 2022	$3,857
2023	8,480
2024	7,672
2025	7,838
2026	8,073
Thereafter	28,828
Total lease payments	64,748
Less: imputed interest	(13,345)
Present value of lease liabilities	$51,403

Prior to adoption of ASC 842, future minimum lease payments as of December 31, 2021, as disclosed in our 2021 Annual Report, were:

(in thousands)	Amount
2022	$3,977
2023	7,053
2024	7,325
2025	7,513
2026	7,739
Thereafter	26,448
Total minimum payments	$60,055

For the three months ended March 31, 2021, total rent expense was $1.3 million.

Note 6.    Goodwill and Intangible Assets

Goodwill

There were no changes to the carrying amount of goodwill during the three months ended March 31, 2022 and 2021. No goodwill impairment was recorded during the three months ended March 31, 2022 and 2021.

Intangible Assets, Net

The following table summarizes intangible assets:

	March 31, 2022			December 31, 2021
(in thousands)	Gross carrying amount	Accumulated Amortization	Net carrying amount	Gross carrying amount	Accumulated Amortization	Net carrying amount
Definite-lived intangible asset	$911	$(506)	$405	$911	$(430)	$481
Indefinite-lived intangible asset	904	—	904	904	—	904
Intangible assets, net	$1,815	$(506)	$1,309	$1,815	$(430)	$1,385
Amortization expense was $76 thousand during the three months ended March 31, 2022 and 2021, respectively. Amortization expense was included in research and development in the Condensed Consolidated Statements of Operations.

The indefinite-lived intangible asset represents the Recursion domain name that the Company purchased. No indefinite-lived intangible asset impairment charges were recorded during the three months ended March 31, 2022 and 2021.

Note 7. Commitments and Contingencies

Contract Obligations

In the normal course of business, the Company enters into contracts with clinical research organizations, drug manufacturers and other vendors for preclinical and clinical research studies, research and development supplies and other services and products for operating purposes. These contracts generally provide for termination on notice and are cancellable contracts.

Indemnification

The Company has agreed to indemnify its officers and directors for certain events or occurrences, while the officer or director is or was serving at the Company’s request in such capacity. The Company purchases directors and officers liability insurance coverage that provides for reimbursement to the Company for covered obligations and this is intended to limit the Company’s exposure and enable it to recover a portion of any amounts it pays under its indemnification obligations. The Company had no liabilities recorded for these agreements as of March 31, 2022 and December 31, 2021, as no amounts are probable or estimable.

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

Note 8. Common Stock

Each share of Class A common stock entitles the holder to one vote per share and each share of Class B common stock entitles the holder to 10 votes per share on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the Company’s board of directors. As of March 31, 2022 and December 31, 2021, no dividends had been declared.

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

All Class B common stock is held by Christopher Gibson, Ph.D., the Company’s Chief Executive Officer (CEO), or his affiliate. As of March 31, 2022, Dr. Gibson and his affiliate held outstanding shares of Class B common stock representing approximately 35% of the voting power of the Company’s outstanding shares. This voting power may increase over time as Dr. Gibson vests in and exercises equity awards outstanding. If all the equity awards held by Dr. Gibson had been fully vested and exercised and exchanged for shares of Class B common stock as of March 31, 2022, Dr. Gibson and his affiliate would hold approximately 38% of the voting power of the Company’s outstanding shares. As a result, Dr. Gibson will be able to significantly influence any action requiring the approval of Recursion stockholders, including the election of the board of directors; the adoption of amendments to the Company’s certificate of incorporation and bylaws; and the approval of any merger, consolidation, sale of all or substantially all of the Company’s assets, or other major corporate transaction.

Note 9. Collaborative Development Contracts

Roche and Genentech

Description
In December 2021, Recursion entered into a collaboration and license agreement with Roche and Genentech (collectively referred to as Roche). Recursion is constructing, using the Company’s imaging technology and proprietary machine-learning algorithms, unique maps of the inferred relationships amongst perturbation phenotypes in a given cellular context with the goal to discover and develop therapeutic small molecule programs in a gastrointestinal cancer indication and in key areas of neuroscience. Roche and Recursion will collaborate to select certain novel inferences with respect to small molecules or targets generated from the Phenomaps for further validation and optimization as collaboration programs. Roche and Recursion may also combine sequencing datasets from Roche with Recursion’s Phenomaps and collaborate to generate new algorithms to produce multi-modal maps from which additional collaboration programs may be initiated. For every collaboration program that successfully identifies potential therapeutic small molecules or validates a target, Roche will have an option to obtain an exclusive license to develop and commercialize such potential therapeutic small molecules or to exploit such target in the applicable exclusive field.

Pricing
In January 2022, Recursion received a $150.0 million non-refundable upfront payment from the Company’s collaboration with Roche. Recursion is eligible for additional milestone payments based on performance progress of the collaboration. Each of the Phenomaps requested by Roche and created by Recursion may be subject to either an initiation fee, acceptance fee or both. Such fees could exceed $250.0 million for 16 accepted Phenomaps. In addition, for a period of time after Roche’s acceptance of certain Phenomaps, Roche will have the option to obtain, subject to payment of an exercise fee, rights to use outside the collaboration the raw images generated in the course of creating those Phenomaps. If Roche exercises its external use option for all 12 eligible Phenomaps, Roche’s associated exercise fee payments to Recursion could exceed $250.0 million. Under the collaboration, Roche may initiate up to 40 programs, each of which, if successfully developed and commercialized, could yield more than $300.0 million in development, commercialization and net revenue milestones for Recursion, as well as tiered royalties on net revenue.

Accounting
This agreement represents a transaction with a customer and therefore will be accounted for in accordance with ASC 606. Recursion has determined that it has three performance obligations, one related to gastrointestinal cancer and two in neuroscience. These performance obligations are for performing research and development services for Roche to identify targets and medicines. The performance obligations also include potential licenses related to the intellectual property. The Company concluded that licenses within the contract are not distinct from the research and development services as they are interrelated due to the fact that the research and development services significantly impact the potential licenses. Any additional services are considered customer options and will be considered as separate contracts for accounting purposes.

The Company has determined the transaction price to be $150.0 million, comprised of the upfront payment. Recursion will fully constrain the amounts of variable consideration to be received from potential milestones considering the stage of development and the risks associated with the remaining development required to achieve each milestone. Recursion will re-evaluate the transaction price each reporting period.

The transaction price was allocated to the performance obligations based on the estimated relative stand-alone selling price of each performance obligation as determined using an expected cost plus margin approach. The Company recognizes revenue over time based on costs incurred relative to total expected costs to perform the research and development services. Recursion determined that this method provides a faithful depiction of the transfer of control to the customer. This method of recognizing revenue requires the Company to make estimates of total costs to provide the services required under the performance obligations. Significant inputs used to determine the total costs included the length of time required, service hours performed by Company employees and materials costs. A significant change in these estimates could have a material effect on the timing and amount of revenue recognized in future periods. Recursion has estimated the completion of the performance obligations by 2025.

Bayer AG

Description
In August 2020, the Company entered into a Research Collaboration and Option Agreement (the Bayer Agreement) with Bayer AG (Bayer) for a five-year term pursuant to which the Company and Bayer may initiate approximately 10 research projects related to fibrosis across multiple organ systems, including the lung, liver and heart. Under the agreement, the Company contributed compounds from its proprietary library and Bayer contributed compounds from its proprietary library and will contribute scientific expertise throughout the collaboration. Under each research project, the Company will work with Bayer to identify potential candidates for development. Under the agreement, Bayer has the first option for licenses to potential candidates.

Pricing
In October 2020, the Company received a $30.0 million non-refundable upfront payment. Each such license could potentially result in option exercise fees and development and commercial milestone payments payable to the Company, with an aggregate value of up to approximately $100.0 million (for an option on a lead series) or up to approximately $120.0 million (for an option on a development candidate), as well as tiered royalties for each such license, ranging from low- to mid-single digit percentages of sales, depending on commercial success.

Accounting
The Company determined that it has one performance obligation under the agreement, which is to perform research and development services for Bayer. Recursion determined the transaction price to be $30.0 million, comprised of the upfront payment. The Company allocated the amount to the single performance obligation. The Company is recognizing revenue over time by measuring progress towards completion of the performance obligation. This method of recognizing revenue requires the Company to make estimates of the total time to provide the services required under the performance obligation. A significant change in these estimates could have a material effect on the timing and amount of revenue recognized in future periods. For the three months ended March 31, 2021, cost of revenue for this agreement was immaterial and was included within “Research and development” in the Condensed Consolidated Statement of Operations. Recursion has estimated the completion of the performance obligation by 2023.

Additional Revenue Disclosures
Recursion recognized $5.3 million of operating revenue during the three months ended March 31, 2022 of which $2.5 million was included in the unearned revenue balance as of December 31, 2021. All revenue recognized during the three months ended March 31, 2021 was included in the unearned revenue balance as of December 31, 2020. Revenue recognized was from upfront payments received at the inception of the related contracts, which decreased the initial unearned revenue recognized. Unearned revenue of $150.0 million was recorded on the Condensed Consolidated Balance Sheet during the three months ended March 31, 2022 related to the upfront payment from the Roche collaboration.

Unearned revenue was classified as short-term and long-term on the Condensed Consolidated Balance Sheets based on the Company’s estimate of revenue that will be recognized during the next twelve months.

Note 10. Stock-Based Compensation

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

As of March 31, 2022, 20,739,837 shares of Class A common stock were available for grant.

The following table presents the classification of stock-based compensation expense for stock options and RSUs for employees and non-employees within the Condensed Consolidated Statements of Operations:

	Three months ended March 31,
(in thousands)	2022	2021
Cost of revenue	$348	$—
Research and development	1,635	628
General and administrative	3,361	1,070
Total	$5,344	$1,698

Stock Options

Stock options generally vest over four years and expire no later than 10 years from the date of grant. Stock option activity during the three months ended March 31, 2022 was as follows:

(in thousands except share data)	Shares	Weighted-average exercise Price	Weighted-average remaining contractual life (in years)	Aggregate intrinsic value
Outstanding as of December 31, 2021	19,191,714	$3.78	8.1	$260,762
Granted	1,871,946	12.56
Cancelled	(346,319)	4.44
Exercised	(780,464)	1.49		7,602
Outstanding as of March 31, 2022	19,936,877	$4.68	8.1	$80,203
Exercisable as of March 31, 2022	8,626,521	$2.37	7.3	$43,833

The fair value of options granted to employees is calculated on the grant date using the Black-Scholes option valuation model. The weighted-average grant-date fair values of stock options granted during the three months ended March 31, 2022 and 2021 were $7.42 and $2.63 respectively.

The following weighted-average assumptions were used to calculate the grant-date fair value of stock options:

	Three months ended March 31,
	2022	2021
Expected term (in years)	6.2	6.1
Expected volatility	63%	66%
Expected dividend yield	—	—
Risk-free interest rate	1.7%	0.8%

As of March 31, 2022, $40.9 million of unrecognized compensation cost related to stock options is expected to be recognized as expense over approximately the next three years.

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

The following table summarizes Recursion’s RSU activity during the three months ended March 31, 2022:

	Stock units	Weighted-average grant date fair value
Outstanding as of December 31, 2021	478,136	$23.40
Granted	931,490	12.58
Vested	(25,162)	16.35
Forfeited	(25,914)	16.16
Outstanding as of March 31, 2022	1,358,550	$16.25

The fair market value of RSUs vested was $398 thousand during the three months ended March 31, 2022. As of March 31, 2022, $19.6 million of unrecognized compensation cost related to RSUs is expected to be recognized as expense over approximately the next four years.

Note 11. Income Taxes

The Company did not record any income tax expense during the three months ended March 31, 2022 and 2021. The Company has historically incurred operating losses and maintains a full valuation allowance against its net deferred tax assets. Foreign taxes were insignificant during the three months ended March 31, 2022.

NOLs and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service (“IRS”) and may become subject to annual limitation due to ownership changes that have occurred previously or that could occur in the future under Section 382 of the Internal Revenue Code, as amended and similar state provisions. These ownership changes may limit the amount of carryforwards that can be utilized annually to offset future taxable income. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50% over a three-year period. The Company has not conducted a study to assess whether a change of control has occurred or whether there have been multiple changes of control since inception due to the significant complexity and cost associated with such a study. If the Company has experienced a change of control, as defined by Section 382, at any time since inception, utilization of the net operating loss carryforwards or research and development tax credit carryforwards would be subject to an annual limitation under Section 382, which is determined by first multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term tax-exempt rate and then could be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of the net operating loss carryforwards or research and development tax credit carryforwards before utilization. Further, until a study is completed and any limitation is known, no amounts are being presented as an uncertain tax position.

The Company files income tax returns in the United States, Canada, Utah, California and Massachusetts. The Company is not currently under examination in any of these jurisdictions. The Company is subject to income tax examinations on all federal returns since the 2018 tax return.

Note 12. Net Loss Per Share

For the three months ended March 31, 2022, Recursion calculated net loss per share of Class A and Class B common stock using the two-class method. Basic net loss per share is computed using the weighted-average number of shares outstanding during the period. Diluted net loss per share is computed using the weighted-average number of shares and the effect of potentially dilutive securities outstanding during the period. Potentially dilutive securities consist of stock options and other contingently issuable shares. For periods presented in which the Company reports a net loss, all potentially dilutive shares are anti-dilutive and as such are excluded from the calculation.

The rights, including the liquidation and dividend rights, of the holders of the Company’s Class A and Class B common stock are identical, except with respect to voting. As a result, the undistributed earnings for each period are allocated based on the contractual participation rights of the Class A and Class B common shares as if the earnings for the period had been distributed. As the liquidation and dividend rights are identical, the undistributed earnings are allocated on a proportionate basis and the resulting amount per share for Class A and Class B common stock was the same during the three months ended March 31, 2022.

Recursion issued certain shares of convertible preferred stock that were outstanding until April 2021 and were concluded to be participating securities. For the three months ended March 31, 2021, there was only one class of common stock outstanding. Due to the presence of participating securities, Recursion calculated net loss per share using the more dilutive of the treasury stock or the two-class method. For periods presented in which the Company reports a net loss, the losses are not allocated to the participating securities. The preferred stock converted to common stock in April 2021 as part of the Company’s IPO. See Note 8, “Common stock” for additional details.

The following tables set forth the computation of basic and diluted net loss per share of Class A and Class B common stock during the three months ended March 31, 2022:

	Three months ended
	March 31, 2022
(in thousands, except share amount)	Class A	Class B
Numerator:
Allocation of undistributed earnings	$(53,022)	$(2,957)
Denominator:
Weighted average common shares outstanding	161,674,169	9,016,223
Net loss per share, basic and diluted	$(0.33)	$(0.33)

The following table sets forth the computation of basic and diluted net loss per share during three months ended March 31, 2021:

Three months ended
(in thousands, except share amounts)	March 31, 2021
Numerator:
Net loss	$(30,717)
Denominator:
Weighted average common shares outstanding	23,035,623
Net loss per share, basic and diluted	$(1.33)

For the three months ended March 31, 2022 and 2021, the Company reported a net loss and therefore basic and diluted loss per share are the same. The Company excluded the following potential common shares from the computation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	Three months ended
	March 31, 2022	March 31, 2021
Convertible preferred stock	—	115,598,018
Stock based compensation	12,089,621	4,706,313
Warrants	—	122,358
Total	12,089,621	120,426,689

Note 13. Fair Value Measurements

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

The following tables summarize the Company’s assets and liabilities that are measured at fair value on a recurring basis:

		Basis of fair value measurement
(in thousands)	March 31, 2022	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$316,385	$—	$316,385	$—
Restricted cash	10,233	10,233	—	—
Investments:
U.S. government debt	19,779	—	19,779	—
Corporate bonds	52,016	—	52,016	—
Certificates of deposit	11,419	—	11,419	—
Total assets	$409,832	$10,233	$399,599	$—

		Basis of fair value measurement
(in thousands)	December 31, 2021	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$155,731	$—	$155,731	$—
Commercial paper	12,000	—	12,000	—
Corporate bonds	200	—	200	—
Restricted cash	10,233	10,233	—	—
Investments:
U.S. government debt	19,927	—	19,927	—
Corporate bonds	61,177	—	61,177	—
Certificates of deposit	21,440	—	21,440	—
Commercial paper	128,902	—	128,902	—
Total assets	$409,610	$10,233	$399,377	$—

In addition to the financial instruments that are recognized at fair value on the Condensed Consolidated Balance Sheet, the Company has certain financial instruments that are recognized at amortized cost or some basis other than fair value. The carrying amount of these instruments are considered to be representative of their approximate fair values. Additionally, Recursion has short-term financial instruments including accounts receivable and accounts payable whose carrying amounts are considered representative of their approximate fair values.

The following tables summarize the Company’s financial instruments that are not measured at fair value:

	Book values		Fair values
(in thousands)	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
Liabilities
Current portion of notes payable	$92	$90	$92	$90
Notes payable, net of current portion	610	633	610	633
Total liabilities	$702	$723	$702	$723

Note 14. Subsequent Events

In May 2022, the Company entered into a lease agreement for office space with approximately 26,320 square feet (the “Toronto Lease”). The Toronto Lease term is 10 years with a five-year renewal option. The lease includes provisions for escalating rent payments and a tenant improvement allowance of up to $1.5 million. Total fixed lease payments are expected to be approximately $10.9 million with additional variable expenses, including building and amenity expenses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion and analysis of the financial condition of Recursion Pharmaceuticals, Inc. (Recursion, the Company, we, us or our) and the results of operations. This commentary should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and accompanying notes appearing in Item 1, “Financial Statements” and the Company’s audited consolidated financial statements and accompanying notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Annual Report on Form 10-K. This discussion, particularly information with respect to our future results of operations or financial condition, business strategy and plans and objectives of management for future operations, includes forward-looking statements that involve risks and uncertainties as described under the heading "Note About Forward-Looking Statements" in this Quarterly Report on Form 10-Q. You should review the disclosure under the heading "Risk Factors" in the Annual Report on Form 10-K for a discussion of important factors that could cause our actual results to differ materially from those anticipated in these forward-looking statements.

Overview

We are a clinical-stage biotechnology company industrializing drug discovery by decoding biology. Central to our mission is the Recursion Operating System (OS), a platform built across diverse technologies that enables us to map and navigate hundreds of billions of biological and chemical relationships within one of the world’s largest proprietary biological and chemical datasets, the Recursion Data Universe. Scaled ‘wet-lab’ biology and chemistry tools are organized into an iterative loop with ‘dry-lab’ computational tools to rapidly translate map-based hypotheses into validated insights and novel chemistry, unconstrained by published literature or human bias. Our focus on novel technologies spanning target discovery through translation, as well as our ability to rapidly iterate between wet lab and dry lab in-house and at scale, differentiates us from other companies in our space. Further, our balanced team of life scientists and computational and technical experts creates an environment where empirical data, statistical rigor and creative thinking are brought to bear on our decisions. To date, we have leveraged our Recursion OS to enable three value drivers: i) an expansive pipeline of internally-developed programs, including several clinical-stage assets, focused on genetically-driven rare diseases and oncology with significant unmet need and market opportunities, in some cases expected to be in excess of $1.0 billion in annual sales; ii) strategic partnerships with leading biopharma companies to map and navigate intractable areas of biology, including fibrosis with Bayer and neuroscience with Roche and Genentech, to identify novel targets and translate potential new medicines to resource-heavy clinical development overseen by our partners; and iii) Induction Labs, a growth engine created to explore new extensions of the Recursion OS both within and beyond therapeutics. We are a biotechnology company scaling more like a technology company.

Navigating
(dry-lab)
Recursion OS
INPUTS
Biology
Chemistry
Clinical
VALUE DRIVERS
Products
Partnerships
Induction Labs
(wet-lab)
Mapping

Recursion finished the first quarter of 2022 with a portfolio of clinical stage, preclinical, late discovery and early discovery programs and continued scaling the total number of phenomic experiments to approximately 128 million, the size of its proprietary data universe to over 14 petabytes, and the number of biological and chemical relationships to approximately 247 billion. Data have been generated on the Recursion OS across 44 human cell types, an in-house chemical library of approximately 1.3 million compounds, and an in silico library of 12 billion small molecules, by a growing team of over 450 Recursionauts that is balanced between life scientists and computational and technical experts.

Stage of Development
CLINICAL
PRECLINICAL
LATE DISCOVERY
EARLY DISCOVERY
FAMILIAL ADENOMATOUS POLYPOSIS
(APC; est. 50K)
KRAS/STK11-DRIVEN CHECKPOINT RESISTANCE
MYC-DRIVEN ONCOLOGY
CANCER IMMUNOTHERAPY TARGET ALPHA
CANCER IMMUNOTHERAPY TARGET BETA
HEPATOCELLULAR CARCINOMA
HRD-NEGATIVE OVARIAN CANCER TARGET GAMMA
OVARIAN CANCER
CEREBRAL CAVERNOUS MALFORMATION
(CCM; est. 360K¹)
NEUROFIBROMATOSIS TYPE 2
(NF2; est. 33K²)
GM2 GANGLIOSIDOSIS
(HEXA/HEXB; est. 400³ )
CMT TYPE 2A
BATTEN DISEASE
CLOSTRIDIUM DIFFICILE COLITIS
SENOLYTICS
NEURAL OR SYSTEMIC INFLAMMATION
5 PROGRAMS
12 PROGRAMS
4 PROGRAMS
1 PROGRAM
6 PROGRAMS
Neuroscience
6 TOTAL PROGRAMS
Oncology
20 TOTAL PROGRAMS
Rare Disease
9 TOTAL PROGRAMS
Other
3 TOTAL PROGRAMS
Inflammation & Immunology
6 TOTAL PROGRAMS
Therapeutic Area

All populations are US and EUS incidence unless otherwise noted. EUS is defined as France, Germany, Italy, Spain and UK. (1) Prevalence for hereditary and sporadic symptomatic population. (2) Annual US and EUS incidence for all *NF2* driven meningiomas. (3) Worldwide prevalence; conducting dose optimization study in animal model with a potential trial start in 2024 (4) US and EUS prevalence (5) Our program has the potential to address a number of indications with systemic or neural inflammatory components We have not finalized a target product profile for a specific indication. (6) Our program has the potential to address a number of indications driven by *MYC* alterations, totalling 54,000 patients in the US and EUS annually. We have not finalized a target product profile for a specific indication. (7) Our program has the potential to address a number of indications in this space.

Summary of Business Highlights

Clinical Programs

•Cerebral cavernous malformation (CCM) (REC-994): In March 2022, we enrolled the first participant in our Phase 2 SYCAMORE clinical trial, which is a double-blind, placebo-controlled safety, tolerability and exploratory efficacy study of this drug candidate in 60 participants with CCM. At this time, multiple participants have been enrolled and dosed.
•Neurofibromatosis type 2 (NF2) (REC-2282): We plan to enroll the first participant in our Phase 2/3 POPLAR-NF2 clinical trial, which is a parallel group, two stage, randomized, multicenter study of this drug candidate in participants with progressive NF2-mutated meningiomas, in the second quarter of 2022.
•Familial adenomatous polyposis (FAP) (REC-4881): In April 2022, the U.S. Food and Drug Administration granted Fast Track designation for REC-4881 for the potential treatment of FAP. We plan to initiate a Phase 2, randomized, double-blind, placebo-controlled study to evaluate safety, pharmacokinetics and efficacy of this drug candidate in the third quarter of 2022.

Preclinical and Discovery Programs

•Clostridium difficile colitis (REC-3964): We made progress in IND-enabling studies for REC-3964 and plan to initiate a Phase 1 study in the second half of 2022.
•Oncology pipeline: We continued to make progress advancing numerous oncology programs discovered using our next generation mapping and navigating technology, including programs related to immune checkpoint resistance in STK11-mutant non-small cell lung cancer, cancer immunotherapy target ‘alpha’, HRD-negative ovarian cancer target ‘gamma’, hepatocellular carcinoma, small molecule MYC inhibition, ovarian cancer and other indications. We highlighted this progress at the annual meeting of the American Association for Cancer Research (AACR).

Roche and Genentech Collaboration

We have initiated laboratory efforts and are scaling our pilot work to create our first partnership-specific maps in an oncology indication. We have also begun the initial work for development of phenomaps in neuroscience.

Bayer AG Collaboration

We have profiled Bayer’s compound library for next generation map-based drug discovery and are actively navigating the map to seed potential programs. We have multiple first-generation brute-force programs related to the potential treatment of fibrotic diseases progressing simultaneously with our partner.

Recursion OS

•Transcriptomics: We automated key processes in our transcriptomics platform, TrekSeq, to enable higher scale and robustness related to the acquisition of transcriptomics data for use as an industrialized orthogonal validation assay.
•InVivomics: We completed studies to enable the simultaneous monitoring of multiple mice and their respective individual digital biomarkers within the same cage and the tracking of digital biomarkers related to group social behaviors.

Financing and Operations

We were incorporated in November 2013. On April 20, 2021, we closed our Initial Public Offering (IPO) and issued 27,878,787 shares of Class A common stock at a price of $18.00 per share, raising gross and net proceeds of $501.8 million and $462.4 million, respectively. Prior to our IPO, we had raised approximately $448.9 million in equity financing from investors in addition to $30.0 million in an upfront payment from our collaboration with Bayer AG (Bayer). In December 2021, we announced a collaboration with Roche and received an upfront payment of $150.0 million in January 2022. See Note 9, “Collaborative Development Contracts” to the Condensed Consolidated Financial Statements for additional information.

We use the capital we have raised to fund operations and investing activities across platform research operations, drug discovery, clinical development, digital and other infrastructure, creation of our portfolio of intellectual property and administrative support. We do not have any products approved for commercial sale and have not generated any revenues from product sales. We had cash, cash equivalents and investments of $591.1 million as of March 31, 2022. Based on our current operating plan, we believe that our cash, cash equivalents and investments will be sufficient to fund our operations for at least the next twelve months.

Since inception, we have incurred significant operating losses. Our net losses were $56.0 million and $30.7 million during the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, our accumulated deficit was $456.1 million. We anticipate that our expenses and operating losses will increase substantially over the foreseeable future. The expected increase in expenses will be driven in large part by our ongoing activities, if and as we: continue to advance our platform; continue preclinical development of our current and future product candidates and initiate additional preclinical studies; commence clinical studies of our current and future product candidates; establish our manufacturing capability, including developing our contract development and manufacturing relationships and building our internal manufacturing facilities; acquire and license technologies aligned with our platform; seek regulatory approval of our current and future product candidates; expand our operational, financial and management systems and increase personnel, including personnel to support our preclinical and clinical development, manufacturing and commercialization efforts; continue to develop, grow, perfect and defend our intellectual property portfolio; and incur additional legal, accounting, or other expenses in operating our business, including the additional costs associated with operating as a public company.

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

Operating Revenue—Operating revenue is generated through research and development agreements derived from strategic alliances. We are entitled to receive variable consideration as certain milestones are achieved. The timing of revenue recognition is not directly correlated to the timing of cash receipts.

Cost of Revenue

Cost of revenue consist of the Company’s costs to provide services for drug discovery required under performance obligations with partnership customers. These primarily include materials costs, service hours performed by our employees and depreciation of property and equipment.

Research and Development

Research and development expenses account for a significant portion of our operating expenses. We recognize research and development expenses as they are incurred. Research and development expenses consist of costs incurred in performing activities including:

•costs to develop and operate our platform;

•costs of discovery efforts which may lead to development candidates, including research materials and external research;

•costs for clinical development of our investigational products;

•costs for materials and supplies associated with the manufacture of active pharmaceutical ingredients, investigational products for preclinical testing and clinical trials;

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

General and Administrative

We expense general and administrative costs as incurred. General and administrative expenses consist primarily of salaries; employee benefits; stock-based compensation; and outsourced labor for personnel in executive, finance, human resources, legal and other corporate administrative functions. General and administrative expenses also include legal fees for corporate and patent matters; professional fees for accounting, auditing, tax and administrative consulting services, insurance costs, facilities and depreciation expenses.

We expect that our general and administrative expenses will increase in the future to support personnel in research and development and to support our operations as we increase our research and development activities and activities related to the potential commercialization of our drug candidates.

Other Income (loss), net

Other income (loss), net consists of interest earned primarily from investments, interest expense incurred under our loan agreements and gains and losses from investments.

Results of Operations

The following table summarizes our results of operations:

(in thousands, except percentages)	Three months ended March 31,		Change
	2022	2021	$	%
Revenue
Operating revenue	$5,299	$2,500	$2,799	>100%
Grant revenue	34	62	(28)	(44.8)%
Total revenue	5,333	2,562	2,771	>100%

Operating costs and expenses
Cost of revenue	7,799	—	7,799	n/m
Research and development	32,441	24,109	8,332	34.6%
General and administrative	21,074	8,937	12,137	>100%
Total operating costs and expenses	61,314	33,046	28,268	85.5%

Loss from operations	(55,981)	(30,484)	(25,497)	(83.6)%
Other income (loss), net	2	(233)	235	98.7%
Net loss	$(55,979)	$(30,717)	$(25,262)	82.2%

n/m = Not meaningful

Summary

Our financial performance during the three months ended March 31, 2022 compared to the prior period included; (i) a decrease in platform research and development costs due to partnership-related materials of $9.6 million, which has been capitalized on the Condensed Consolidated Balance Sheet; (ii) an increase in revenue recognized due to our strategic partnership with Roche; and (iii) cost of revenue due to the strategic partnership with Roche. Additionally, our financial results reflected added funding to support our emerging early- and mid-stage pipeline assets and continued growth of the Company.

Revenue

The following table summarizes our components of revenue:

	Three months ended March 31,		Change
(in thousands, except percentages)	2022	2021	$	%
Revenue
Operating revenue	$5,299	$2,500	$2,799	>100%
Grant revenue	34	62	(28)	(44.8)%
Total revenue	$5,300	$2,500	$2,799	>100%

For the three months ended March 31, 2022, the increase in revenue compared to prior period was due to revenue recognized from our strategic partnership with Roche, which commenced in January 2022.

Cost of Revenue

The following table summarizes our cost of revenue:

(in thousands, except percentages)	Three months ended March 31,		Change
	2022	2021	$	%
Total cost of revenue	$7,799	$—	$7,799	n/m

For the three months ended March 31, 2022, the increase in cost of revenue compared to prior period was due to our strategic partnerships. For the three months ended March 31, 2021, cost of revenue was immaterial and was included within “Research and development” in the Condensed Consolidated Statement of Operations.

Research and Development

The following table summarizes our components of research and development expense:

(in thousands, except percentages)	Three months ended March 31,		Change
	2022	2021	$	%
Research and development expenses
Platform	$5,314	$10,532	$(5,218)	(49.5)%
Discovery	12,361	7,739	4,622	59.7%
Clinical	11,112	2,955	8,157	>100%
Stock based compensation	1,764	628	1,136	>100%
Other	1,890	2,255	(365)	(16.2)%
Total research and development expenses	$32,441	$24,109	$8,332	34.6%

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

For the three months ended March 31, 2022, the increase in research and development expenses compared to prior period was due to an increased number of pre-clinical assets being validated and increased clinical costs as studies progressed. These increases were partially offset by a decrease in platform costs due to partnership-related materials of $9.6 million, now capitalized on the Condensed Consolidated Balance Sheet.

General and Administrative Expenses

The following table summarizes our general and administrative expense:

(in thousands, except percentages)	Three months ended March 31,		Change
	2022	2021	$	%
Total general and administrative expenses	$21,074	$8,937	$12,137	>100%

For the three months ended March 31, 2022, the increase in general and administrative expenses compared to prior period was due to the growth in size of the Company’s operations including an increase in salaries and wages of $6.6 million, facilities costs, information technology and security costs and other administrative costs associated with operating a growth-stage company.

Other income (loss), net

The following table summarizes our components of other income (loss), net:

(in thousands, except percentages)	Three months ended March 31,		Change
	2022	2021	$	%
Interest expense	$(14)	$(249)	$235	(94.3)%
Interest income	87	16	71	>100%
Other	(71)	—	(71)	n/m
Other income (loss), net	$2	$(233)	$235	(100.8)%

For the three months ended March 31, 2022, the decrease in expense compared to the prior year was driven by a decrease in interest expense from the 2021 the Midcap loan settlement and an increase in interest income from our investment portfolio. See Note 3, “Supplemental Financial Information” to the Condensed Consolidated Financial Statements for additional details on the Midcap loan agreement and see Note 4, “Investments” for additional details on the investment portfolio.

Liquidity and Capital Resources

Sources of Liquidity

We have not yet commercialized any products and do not expect to generate revenue from the sales of any product candidates for at least several years. Cash, cash equivalents and investments totaled $591.1 million and $516.6 million as of March 31, 2022 and December 31, 2021, respectively.

We have incurred operating losses and experienced negative operating cash flows and we anticipate that the Company will continue to incur losses for at least the foreseeable future. Our net loss was $56.0 million and $30.7 million during the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022 and December 31, 2021, we had an accumulated deficit of $456.1 million and $400.1 million, respectively.

We have financed our operations through the private placements of preferred stock and an IPO. As of March 31, 2022, we have received proceeds of $448.9 million from the sale of preferred stock. We received net proceeds of $462.4 million from the IPO. See Note 8, “Common Stock” to the Condensed Consolidated Financial Statements for additional details on the IPO.

In January 2022, we received an upfront payment of payment of $150.0 million from our strategic partnership with Roche. In October 2020, we received a $30.0 million upfront payment from our strategic partnership with Bayer. See Note 9, “Collaborative Development Contracts” to the Condensed Consolidated Financial Statements for information on these collaborations.

Cash Flows
The following table is a summary of the Condensed Consolidated Statements of Cash Flows for each of the periods presented below:

	Three months ended March 31,
(in thousands)	2022	2021
Cash provided by (used in) operating activities	$77,388	$(30,755)
Cash provided by (used in) investing activities	143,304	(19,416)
Cash provided by financing activities	2,084	2,134
Net increase (decrease) in cash and cash equivalents	$222,776	$(48,037)

Operating Activities
Cash provided by operating activities increased during the three months ended March 31, 2022 as we received an upfront payment of payment of $150.0 million from our strategic partnership with Roche. Cash inflows were partially offset by cash used for research and development and general and administrative expenses. Cash used by operating activities increased during the three months ended March 31, 2021 as a result of higher costs incurred for research and development and general and administrative expenses due to the Company’s growth.
Investing Activities
Cash provided by investing activities during the three months ended March 31, 2022 was driven by sales and maturities of investments $147.6 million. Cash used by investing activities during the three months ended March 31, 2021 consisted of property and equipment purchases of $19.4 million, which included $17.9 million for the purchase of a Dell EMC supercomputer.

Financing Activities
Cash provided by financing activities during the three months ended March 31, 2022 and 2021 primarily included proceeds from equity incentive plans of $2.1 million and $2.2 million, respectively.

Critical Accounting Estimates and Policies

A summary of the Company’s significant accounting estimates and policies is included in Note 2, “Summary of Significant Accounting Policies” in our 2021 Annual Report. There were no significant changes in the Company’s application of its critical accounting policies during the three months ended March 31, 2022.

Recently Issued and Adopted Accounting Pronouncements

See Note 2, “Basis of Presentation” in Item 1 of this Quarterly Report on Form 10-Q for information regarding recently issued and adopted accounting pronouncements.

Emerging Growth Company

The Company is an emerging growth company (EGC), as defined by the Jumpstart Our Business Startups Act of 2012 (the JOBS Act). The JOBS Act, among other things, exempts EGCs from compliance with new or revised financial accounting standards until private companies are required to comply. Recursion has elected to use the extended transition period for new or revised financial accounting standards during the period in which we remain an EGC. However, the Company may adopt certain new or revised accounting standards earlier. This could make comparisons of the Company’s financial statements with other public companies difficult because of the potential differences in applicable accounting standards.

Recursion may remain an EGC until the earlier of (1) December 31, 2026; (2) December 31 of the year in which we (a) become a “large accelerated filer;” or (b) have annual gross revenues of $1.07 billion or more; or (3) the date on which we have issued more than $1.0 billion of non-convertible debt over a three-year period.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

As of March 31, 2022, Recursion had an investment portfolio with a fair value of $399.6 million which included cash equivalents and available-for-sale investments. See Note 4, “Investments” to the Condensed Consolidated Financial Statements for additional details on the portfolio. Recursion’s investment portfolio is subject to interest rate risk and will fall in value if market interest rates increase. The Company does not believe it is materially exposed to changes in interest rates related to the investments and Recursion does not currently use interest rate derivative instruments to manage exposure to interest rate changes of the investments. A hypothetical 100 basis point increase in interest rates relative to interest rates as of March 31, 2022, would have resulted in a reduction in fair value of approximately $287 thousand of the investment portfolio. In addition, a hypothetical 100 basis point decrease in interest rates as of March 31, 2022 would have an insignificant effect on net loss in the ensuing year.

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

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives as management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2022, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company may, from time to time, be involved in various legal proceedings arising in the normal course of business. An unfavorable resolution of any such matter could materially affect the Company’s future financial position, results of operations or cash flows. For more information pertaining to legal proceedings, please see Part I, Item 1, Note 7, which is incorporated herein by reference.
Item 1A. Risk Factors.

We do not believe that there have been any material changes to the risk factors previously disclosed in Part I, Item 1A. “Risk Factors” of our 2021 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Sales of Unregistered Securities

Stock Option Exercises
For the three months ended March 31, 2022, we issued 70,000 shares of our Class A common stock to our employees, directors, advisors and consultants upon the exercise of stock options under our Key Personnel Incentive Stock Plan for aggregate consideration of approximately $21 thousand. The shares of Class A common stock issued upon the exercise of stock options were issued pursuant to written compensatory plans or arrangements with our employees, directors, advisors and consultants, in reliance on the exemption provided by Rule 701 promulgated under the Securities Act of 1933, as amended, or pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, relative to transactions by an issuer not involving any public offering, to the extent an exemption from such registration was required. All recipients either received adequate information about our company or had access, through employment or other relationships, to such information.

Item 6. Exhibits.

Exhibit Index:

Incorporated by Reference
Exhibit number	Description	Form	File No.	Exhibit No.	Filing Date	Filed / Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of Recursion Pharmaceuticals, Inc.	8-K	001-40323	3.1	April 21, 2021
3.2	Amended and Restated Bylaws of Recursion Pharmaceuticals, Inc.	8-K	001-40323	3.2	April 21, 2021
4.1	Amended and Restated Investors’ Rights Agreement by and among the Registrant and certain of its stockholders, dated September 1, 2020.	S-1/A	333-254576	4.1	April 15, 2021
4.2	Specimen Class A common stock certificate of the Registrant.	S-1/A	333-254576	4.2	April 15, 2021
10.1	Office Lease by and between Vestar Gateway, LLC and Registrant, dated November 13, 2017, as amended.					X
10.2	Office Lease by and between Constantine Enterprises, Inc and Registrant, dated May 1, 2022.					X
23.1	Consent of Ernst and Young (S-8)					X
23.2	Consent of Ernst and Young (S-3)					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

*	The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 10, 2022.

RECURSION PHARMACEUTICALS, INC.

By:	/s/ Christopher Gibson
Christopher Gibson
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Michael Secora
Michael Secora
Chief Financial Officer
(Principal Financial and Accounting Officer)