Form 10-Q
period 2022-06-30
RECURSION PHARMACEUTICALS, INC.
filed 2022-08-09
CIK 1601830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
or
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

As of July 31, 2022, there were 165,143,482 and 7,933,209 of the registrant’s Class A and B common stock, par value $0.00001 per share, outstanding, respectively.

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
iii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Recursion Pharmaceuticals, Inc.
Condensed Consolidated Balance Sheets (unaudited)
(in thousands, except share and per share amounts)

	June 30,	December 31,
	2022	2021
Assets
Current assets
Cash and cash equivalents	$453,875	$285,116
Restricted cash	1,901	1,552
Accounts receivable	21	34
Other receivables	11,659	9,056
Investments	61,561	231,446
Other current assets	16,979	7,514
Total current assets	545,996	534,718

Restricted cash, non-current	8,334	8,681
Property and equipment, net	81,508	64,725
Operating lease right-of-use assets	34,643	—
Intangible assets, net	1,233	1,385
Goodwill	801	801
Other non-current assets	—	35
Total assets	$672,515	$610,345

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$3,176	$2,819
Accrued expenses and other liabilities	24,361	32,333
Unearned revenue	63,781	10,000
Notes payable	93	90
Operating lease liabilities	5,242	—
Lease incentive obligation	—	1,416
Total current liabilities	96,653	46,658

Deferred rent	—	4,110
Unearned revenue, non-current	89,934	6,667
Notes payable, non-current	586	633
Operating lease liabilities, non-current	47,763	—
Lease incentive obligation, non-current	—	9,339
Total liabilities	234,936	67,407

Commitments and contingencies (Note 7)

Stockholders’ equity
Common stock, $0.00001 par value; 2,000,000,000 shares (Class A 1,989,032,117 and Class B 10,967,883) authorized as of June 30, 2022 and December 31, 2021; 172,815,409 shares (Class A 164,858,200 and Class B 7,957,209) and 170,272,462 shares (Class A 160,906,245 and Class B 9,366,217) issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	2	2
Additional paid-in capital	959,393	943,142
Accumulated deficit	(521,619)	(400,080)
Accumulated other comprehensive loss	(197)	(126)
Total stockholders’ equity	437,579	542,938

Total liabilities and stockholders’ equity	$672,515	$610,345

See the accompanying notes to these condensed consolidated financial statements.

Recursion Pharmaceuticals, Inc.
Condensed Consolidated Statements of Operations (unaudited)
(in thousands, except share and per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Revenue
Operating revenue	$7,653	$2,500	$12,952	$5,000
Grant revenue	21	49	55	111
Total revenue	7,674	2,549	13,007	5,111

Operating costs and expenses
Cost of revenue	14,227	—	22,026	—
Research and development	38,439	29,624	70,880	53,733
General and administrative	21,199	13,854	42,273	22,791
Total costs and operating expenses	73,865	43,478	135,179	76,524

Loss from operations	(66,191)	(40,929)	(122,172)	(71,413)
Other income (loss), net	631	(2,472)	633	(2,705)
Net loss	$(65,560)	$(43,401)	$(121,539)	$(74,118)

Per share data
Net loss per share of Class A and B common stock, basic and diluted	$(0.38)	$(0.31)	$(0.71)	$(0.91)
Weighted-average shares (Class A and B) outstanding, basic and diluted	172,212,390	138,360,646	171,455,595	81,022,240

See the accompanying notes to these condensed consolidated financial statements.

Recursion Pharmaceuticals, Inc.
Condensed Consolidated Statements of Comprehensive Loss (unaudited)
(in thousands)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Net loss	$(65,560)	$(43,401)	$(121,539)	$(74,118)

Unrealized gain (loss) on investments	112	—	(110)	—
Net realized loss on investments reclassified into net loss	—	—	39	—
Other comprehensive income (loss)	112	—	(71)	—
Comprehensive loss	$(65,448)	$(43,401)	$(121,610)	$(74,118)

See the accompanying notes to these condensed consolidated financial statements.

Recursion Pharmaceuticals, Inc.
Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) (unaudited)
(in thousands, except share amounts)

	Convertible Preferred Stock		Common Stock (Class A and B)		Additional Paid-in-Capital	Accumulated Deficit	Accumulated other comprehensive loss	Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of March 31, 2022	—	$—	171,078,088	$2	$949,932	$(456,059)	$(309)	$493,566
Net loss	—	—	—	—	—	(65,560)	—	(65,560)
Other comprehensive gain	—	—	—	—	—	—	112	112
Stock option exercises and other	—	—	1,737,321	—	3,787	—	—	3,787
Stock-based compensation	—	—	—	—	5,674	—	—	5,674
Balance as of June 30, 2022	—	$—	172,815,409	$2	$959,393	$(521,619)	$(197)	$437,579

	Convertible Preferred Stock		Common Stock (Class A and B)		Additional Paid-in-Capital	Accumulated Deficit	Accumulated other comprehensive loss	Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2021	—	$—	170,272,462	$2	$943,142	$(400,080)	$(126)	$542,938
Net loss	—	—	—	—	—	(121,539)	—	(121,539)
Other comprehensive loss	—	—	—	—	—	—	(71)	(71)
Stock option exercises and other	—	—	2,542,947	—	4,944	—	—	4,944
Stock-based compensation	—	—	—	—	11,307	—	—	11,307
Balance as of June 30, 2022	—	$—	172,815,409	$2	$959,393	$(521,619)	$(197)	$437,579

See the accompanying notes to these condensed consolidated financial statements.

Recursion Pharmaceuticals, Inc.
Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) (unaudited)
(in thousands, except share amounts)

	Convertible Preferred Stock		Common Stock (Class A and B)		Additional Paid-in-Capital	Accumulated Deficit	Accumulated other comprehensive loss	Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of March 31, 2021	112,088,065	$448,312	24,036,725	$—	$11,287	$(244,318)	$—	$(233,031)
Net loss	—	—	—	—	—	(43,401)	—	(43,401)
Common stock issuance for initial public offering, net of issuance costs	—	—	27,878,787	1	462,353	—	—	462,354
Conversion of preferred stock to common stock	(112,088,065)	(448,312)	115,598,018	1	448,311	—	—	448,312
Stock warrant exercises	—	—	129,963	—	2,340	—	—	2,340
Stock option exercises and other			782,414	—	823			823
Stock-based compensation	—	—	—	—	5,317	—	—	5,317
Balance as of June 30, 2021	—	$—	168,425,907	$2	$930,431	$(287,719)	$—	$642,714

	Convertible Preferred Stock		Common Stock (Class A and B)		Additional Paid-in-Capital	Accumulated Deficit	Accumulated other comprehensive loss	Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	112,088,065	$448,312	22,314,685	$—	$7,312	$(213,601)	$—	$(206,289)
Net loss	—	—	—	—	—	(74,118)	—	(74,118)
Common stock issuance for initial public offering, net of issuance costs	—	—	27,878,787	1	462,353	—	—	462,354
Conversion of preferred stock to common stock	(112,088,065)	(448,312)	115,598,018	1	448,311	—	—	448,312
Stock warrant exercises	—	—	129,963	—	2,340	—	—	2,340
Stock option exercises and other			2,504,454	—	2,977			2,977
Stock-based compensation	—	—	—	—	7,138	—	—	7,138
Balance as of June 30, 2021	—	$—	168,425,907	$2	$930,431	$(287,719)	$—	$642,714

See the accompanying notes to these condensed consolidated financial statements.

Recursion Pharmaceuticals, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Six months ended June 30,
	2022	2021
Cash flows from operating activities
Net loss	$(121,539)	$(74,118)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	5,553	3,733
Stock-based compensation	11,307	7,138
Fixed asset impairment	2,806	—
Lease expense	3,757	—
Other, net	594	2,476
Changes in operating assets and liabilities:
Other receivables and assets	(9,351)	(2,362)
Unearned revenue	137,048	(5,000)
Accounts payable	358	2,122
Accrued development expense	2,877	606
Accrued expenses, deferred rent and other current liabilities	(14,833)	997
Operating lease liabilities	(2,812)	—
Net cash provided by (used in) operating activities	15,765	(64,408)

Cash flows from investing activities
Purchases of property and equipment	(20,817)	(25,628)
Sales and maturities of investments	169,061	—
Net cash provided by (used in) investing activities	148,244	(25,628)

Cash flows from financing activities
Proceeds from initial public offering of common stock, net of issuance costs	—	462,901
Proceeds from equity incentive plans	4,796	2,978
Repayment of long-term debt	(44)	(40)
Net cash provided by financing activities	4,752	465,839

Net change in cash, cash equivalents and restricted cash	168,761	375,803
Cash, cash equivalents and restricted cash, beginning of period	295,349	267,167
Cash, cash equivalents and restricted cash, end of period	$464,110	$642,970

Supplemental schedule of non-cash investing and financing activities
Conversion of preferred stock to common stock	$—	$448,312
Accrued property and equipment	4,174	763
Deferred issuance costs recorded in equity	—	547
Right-of-use asset additions and modifications	3,990	—

Supplemental schedule of cash flow information
Cash paid for interest	$28	$540
Cash paid for operating leases	2,812	—

See the accompanying notes to these condensed consolidated financial statements.

Recursion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
Note 1.    Description of the Business

Recursion Pharmaceuticals, Inc. (Recursion, the Company, we or our) was originally formed as a limited liability company on November 4, 2013 under the name Recursion Pharmaceuticals, LLC. In September 2016, the Company converted to a Delaware corporation and changed its name to Recursion Pharmaceuticals, Inc.

Recursion is a biotechnology company that combines automation, artificial intelligence, machine learning, in vivo validation capabilities and a highly cross-functional team to discover novel medicines that expand our collective understanding of biology. Recursion’s rich, relatable database of biological images generated in-house on the Company’s robotics platform enables advanced machine learning approaches to reveal drug candidates, mechanisms of action, novel chemistry and potential toxicity with the eventual goal of decoding biology and advancing new therapeutics that radically improve people’s lives.

As of June 30, 2022, the Company had an accumulated deficit of $521.6 million. The Company expects to incur substantial operating losses in future periods and will require additional capital to advance its drug candidates. The Company does not expect to generate significant revenue until the Company successfully completes significant drug development milestones with its subsidiaries or in collaboration with third parties, which the Company expects will take a number of years. In order to commercialize its drug candidates, the Company or its partners need to complete clinical development and comply with comprehensive regulatory requirements. The Company is subject to a number of risks and uncertainties similar to those of other companies of the same size within the biotechnology industry, such as the uncertainty of clinical trial outcomes, uncertainty of additional funding and a history of operating losses.

The Company has funded its operations to date through the issuance of convertible preferred stock and the issuance of Class A common stock in an Initial Public Offering (IPO), which was completed in April 2021 (see Note 8, “Common Stock” for additional details). Recursion will likely be required to raise additional capital. As of June 30, 2022, the Company did not have any unconditional outstanding commitments for additional funding. If the Company is unable to access additional funds when needed, it may not be able to continue the development of its products or the Company could be required to delay, scale back or abandon some or all of its development programs and other operations. The Company’s ability to access capital when needed is not assured and, if not achieved on a timely basis, could materially harm its business, financial condition and results of operations.

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

It is management’s opinion that these condensed consolidated financial statements include all normal and recurring adjustments necessary for a fair presentation of the Company’s financial statements. Revenue and net loss for any interim period are not necessarily indicative of future or annual results.

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

Recursion may remain an EGC until the earlier of (1) December 31, 2026; (2) December 31 of the year in which we (a) become a “large accelerated filer;” or (b) have annual gross revenues of $1.07 billion or more; or (3) the date on which we have issued more than $1.0 billion of non-convertible debt over a three-year period. The Company expects to be an EGC until December 31, 2022.

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

Results for reporting periods beginning after December 31, 2021 are presented in accordance with the standard, while results for prior periods are not adjusted and continue to be reported in accordance with Recursion’s historical accounting. The January 1, 2022 adjustment to record lease right-of-use assets and lease liabilities was $32.9 million and $47.8 million, respectively. The impact to the condensed consolidated statements of income and cash flows was insignificant.

Note 3.    Supplemental Financial Information

Property and Equipment

	June 30,	December 31,
(in thousands)	2022	2021
Lab equipment	$40,429	$33,076
Leasehold improvements	14,172	13,936
Office equipment	20,005	20,005
Construction in progress	31,040	16,445
Property and equipment, gross	105,646	83,462
Less: Accumulated depreciation	(24,138)	(18,737)
Property and equipment, net	$81,508	$64,725

Depreciation expense on property and equipment was $2.7 million and $5.4 million during the three and six months ended June 30, 2022, respectively, and $2.4 million and $3.8 million during the three and six months ended June 30, 2021, respectively. The Company recorded an impairment of $2.8 million during the three and six months ended

June 30, 2022 related to a construction project for leasehold improvements as the Company no longer intended to use them. The impairment was recorded in “General and Administrative” in the Condensed Consolidated Statements of Operations.

The construction in progress balance primarily relates to leasehold improvements under construction for several leased locations.

Accrued Expenses and Other Liabilities

	June 30,	December 31,
(in thousands)	2022	2021
Accrued compensation	$8,004	$11,738
Accrued development expenses	5,727	4,682
Accrued early discovery expenses	2,722	2,114
Accrued construction	4,174	4,665
Accrued professional fees	377	1,793
Accrued other expenses	3,357	7,341
Accrued expense and other liabilities	$24,361	$32,333

Notes Payable

In 2018, the Company borrowed $992 thousand, which was available as part of a lease agreement for use on tenant improvements. Under the terms of the lease, the note will be repaid over a 10-year period at an 8% interest rate.

In September 2019, the Company entered into a lending agreement with Midcap Financial Trust (Midcap) and the other lenders party thereto (the Midcap loan agreement) for borrowing $11.9 million. In July 2021, the Company paid the balance due under the Midcap loan agreement. The total amount paid was $12.7 million. The Company recorded an early extinguishment loss of $996 thousand, which was included in “Other income (loss), net” on the Condensed Consolidated Statements of Operations.

Interest Income (Expense), net

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2022	2021	2022	2021
Interest expense	$(14)	$(2,501)	$(28)	$(2,750)
Interest income	652	29	739	45
Interest income (expense), net	$638	$(2,472)	$711	$(2,705)

For the three and six months ended June 30, 2022, interest expense primarily related to the tenant improvement allowance notes and interest income primarily related to the investment portfolio. See Note 4, “Investments” for additional details on the investment portfolio. For the three and six months ended June 30, 2021, interest expense primarily related to changes in fair value of the Series A and B warrants (see Note 10, “Stock-based Compensation” for additional details on the warrants). Interest expense was included in “Other income (loss), net” on the Condensed Consolidated Statements of Operations.

Note 4. Investments

In August 2021, the Company invested cash in an investment portfolio. The primary objectives of the investment portfolio are to preserve principal, maintain prudent levels of liquidity and obtain investment returns. Recursion’s investment policy limits investments to certain types of debt and money market instruments issued by institutions with investment-grade credit ratings and places restrictions on maturities and concentration by asset class and issuer.

The following tables summarize the Company’s available-for-sale investments by type of security:

	June 30, 2022
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair values
Money market funds	$338,582	$—	$—	$338,582
U.S. government debt	19,787	—	(84)	19,703
Corporate bonds	35,524	1	(99)	35,426
Certificates of deposit	6,447	—	(15)	6,432
Total	$400,340	$1	$(198)	$400,143

	December 31, 2021
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair values
Money market funds	$155,731	$—	$—	$155,731
U.S. government debt	19,960	—	(33)	19,927
Corporate bonds	61,451	—	(74)	61,377
Certificates of deposit	21,450	—	(10)	21,440
Commercial paper	140,911	3	(12)	140,902
Total	$399,503	$3	$(129)	$399,377

The following table summarizes the classification of the Company’s available-for-sale investments on the Condensed Consolidated Balance Sheets:

(in thousands)	June 30, 2022	December 31, 2021
Cash and cash equivalents	$338,582	$167,931
Investments	61,561	231,446
Total	$400,143	$399,377

As of June 30, 2022 and December 31, 2021, all of the Company’s available-for-sale investments mature in one year or less.

The Company held a total of 12 positions that were in an unrealized loss position as of June 30, 2022. The unrealized losses were primarily due to changes in interest rates. There were no significant unrealized losses during the three and six months ended June 30, 2022. Realized gains and losses on the Company’s investments were insignificant during the three and six months ended June 30, 2022. No impairments were recorded during the three and six months ended June 30, 2022. Realized gains and losses on interest-bearing securities are recorded in “Other income (loss), net,” in the Condensed Consolidated Statements of Income.

The Company did not have an investment portfolio as of June 30, 2021.

Note 5.    Leases

The Company has entered into various long-term real estate leases primarily related to office, research and development and operating activities. The Company has elected to utilize the package of practical expedients under the transition guidance of Accounting Standards Codification (ASC) Topic 842, Leases, which allows Recursion to not reassess whether any existing contract contains a lease, the classification of any existing leases and initial direct costs for any existing leases. The Company’s leases have remaining terms from 2 to 10 years and some of those leases include options that provide Recursion with the ability to extend the lease term for five years. Such options are included in the lease term when it is reasonably certain that the option will be exercised.

Certain leases include provisions for variable lease payments which are based on, but not limited to, maintenance, insurance, taxes and usage-based amounts. Recursion will recognize these costs as they are incurred. The Company has also elected to apply the practical expedient for short-term leases whereby Recursion does not recognize a lease liability and right-of-use asset for leases with a term of less than 12 months. The Company has also elected to not separate consideration in the contract between lease and non-lease components of a contract that contains a lease.

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

For the six months ended June 30, 2022, Recursion entered into several lease modifications resulting in a decrease to the right-of-use assets and lease liabilities of $2.7 million and $2.8 million, respectively. The modifications resulted in an insignificant impact to the Condensed Consolidated Statements of Operations.

In February 2021, the Company entered into a lease agreement for laboratory and office space with approximately 51,869 square feet (the “Industry Lease”). The right of use is expected to begin in the second quarter of 2023 and the Industry Lease term is five years with a five-year renewal option. The lease includes provisions for escalating rent payments and a tenant improvement allowance of up to $2.1 million. Total fixed lease payments are expected to be approximately $7.6 million with additional variable expenses, including building and amenity expenses. The Company did not control the space or any of the assets being constructed as of June 30, 2022 and therefore no right of use asset or lease liability was recorded on the Condensed Consolidated Balance Sheet as of June 30, 2022.

In May 2022, the Company entered into a lease agreement for laboratory and office space in Toronto, Ontario with approximately 26,320 square feet (the “Toronto Lease”). This lease was separated into multiple lease components based on the intended use of the portions of the space. For some of those components, the right of use began May 2022 when the control of the assets were obtained. The right of use asset for the remaining lease component is expected to begin in the fourth quarter of 2022. The Toronto Lease terms for each component are ten years with a five-year renewal option. The Toronto Lease includes provisions for escalating rent payments and a tenant improvement allowance of up to $1.5 million. Total fixed payments are expected to be approximately $10.8 million with additional variable expenses, including building expenses.

The components of the lease cost are as follows:

(in thousands)	Three months ended June 30, 2022	Six months ended June 30, 2022
Operating lease cost	$1,957	$3,784
Variable lease cost	465	669
Lease cost	$2,422	$4,453

Lease term and discount rates as of June 30, 2022 were:

(in thousands)	June 30, 2022
Operating leases
Weighted-average remaining lease term (years)	8.0
Weighted-average discount rate	7.3%

Maturities of operating lease liabilities as of June 30, 2022 were:

(in thousands)	Operating leases
Remainder of 2022	$4,282
2023	9,539
2024	8,476
2025	8,660
2026	8,911
Thereafter	33,268
Total lease payments	73,136
Less: imputed interest	(20,131)
Present value of lease liabilities	$53,005

Prior to adoption of ASC 842, future minimum lease payments as of December 31, 2021, as disclosed in our 2021 Annual Report, were:

(in thousands)	Amount
2022	$3,977
2023	7,053
2024	7,325
2025	7,513
2026	7,739
Thereafter	26,448
Total minimum payments	$60,055

Total rent expense was $1.4 million and $2.7 million during the three and six months ended June 30, 2021, respectively.

Note 6.    Goodwill and Intangible Assets

Goodwill

There were no changes to the carrying amount of goodwill during the three and six months ended June 30, 2022 and 2021. No goodwill impairment was recorded during the three and six months ended June 30, 2022 and 2021.

Intangible Assets, Net

The following table summarizes intangible assets:

	June 30, 2022			December 31, 2021
(in thousands)	Gross carrying amount	Accumulated Amortization	Net carrying amount	Gross carrying amount	Accumulated Amortization	Net carrying amount
Definite-lived intangible asset	$911	$(582)	$329	$911	$(430)	$481
Indefinite-lived intangible asset	904	—	904	904	—	904
Intangible assets, net	$1,815	$(582)	$1,233	$1,815	$(430)	$1,385

Amortization expense was $76 thousand and $152 thousand during the three and six months ended June 30, 2022 and 2021, respectively. Amortization expense was included in research and development in the Condensed Consolidated Statements of Operations.

The indefinite-lived intangible asset represents the Recursion domain name that the Company purchased. No indefinite-lived intangible asset impairment charges were recorded during the three and six months ended June 30, 2022 and 2021.

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

Indemnification

The Company has agreed to indemnify its officers and directors for certain events or occurrences, while the officer or director is or was serving at the Company’s request in such capacity. The Company purchases directors and officers liability insurance coverage that provides for reimbursement to the Company for covered obligations. This is intended to limit the Company’s exposure and enable it to recover a portion of any amounts it pays under its indemnification obligations. The Company had no liabilities recorded for these agreements as of June 30, 2022 and December 31, 2021, as no amounts are probable or estimable.

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

Note 8. Common Stock

Each share of Class A common stock entitles the holder to one vote per share and each share of Class B common stock entitles the holder to 10 votes per share on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the Company’s board of directors. As of June 30, 2022 and December 31, 2021, no dividends had been declared.

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

All Class B common stock is held by Christopher Gibson, Ph.D., the Company’s Chief Executive Officer (CEO), or his affiliates. As of June 30, 2022, Dr. Gibson and his affiliates held outstanding shares of Class B common stock representing approximately 33% of the voting power of the Company’s outstanding shares. This voting power may increase over time as Dr. Gibson vests in and exercises equity awards outstanding. If all the exchangeable equity awards held by Dr. Gibson had been fully vested, exercised and exchanged for shares of Class B common stock as of June 30, 2022, Dr. Gibson and his affiliates would hold approximately 36% of the voting power of the Company’s outstanding shares. As a result, Dr. Gibson will be able to significantly influence any action requiring the approval of Recursion stockholders, including the election of the board of directors; the adoption of amendments to the Company’s certificate of incorporation and bylaws; and the approval of any merger, consolidation, sale of all or substantially all of the Company’s assets, or other major corporate transaction.

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

Accounting
The Company determined that it has one performance obligation under the agreement, which is to perform research and development services for Bayer. Recursion determined the transaction price to be $30.0 million, comprised of the upfront payment. The Company allocated the amount to the single performance obligation. The Company is recognizing revenue over time by measuring progress towards completion of the performance obligation. This method of recognizing revenue requires the Company to make estimates of the total time to provide the services required under the performance obligation. A significant change in these estimates could have a material effect on the timing and amount of revenue recognized in future periods. For the six months ended June 30, 2021, cost of revenue for this agreement was insignificant and was included within “Research and development” in the Condensed Consolidated Statement of Operations. Recursion has estimated the completion of the performance obligation by 2023.

Additional Revenue Disclosures
Recursion recognized $7.7 million and $13.0 million of operating revenue during the three and six months ended June 30, 2022, respectively, of which $2.5 million and $5.0 million were included in the unearned revenue balance as of December 31, 2021. All revenue recognized during the three and six months ended June 30, 2021 was included in the unearned revenue balance as of December 31, 2020. Revenue recognized was from upfront payments received at the inception of the related contracts, which decreased the initial unearned revenue recognized. Unearned revenue of $150.0 million was recorded on the Condensed Consolidated Balance Sheet during the six months ended June 30, 2022 related to the upfront payment from the Roche collaboration. As of June 30, 2022, the Company had $8.6 million of costs incurred to fulfill a contract on its Condensed Consolidated Balance Sheet within “Other current assets.”

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

As of June 30, 2022, 15,248,831 shares of Class A common stock were available for grant.

The following table presents the classification of stock-based compensation expense for stock options and RSUs for employees and non-employees within the Condensed Consolidated Statements of Operations:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2022	2021	2022	2021
Cost of revenue	$480	$—	$828	$—
Research and development	2,095	1,067	3,729	1,696
General and administrative	2,926	3,910	6,288	4,980
Total	$5,501	$4,977	$10,845	$6,676

Stock Options

Stock options generally vest over four years and expire no later than 10 years from the date of grant. Stock option activity during the six months ended June 30, 2022 was as follows:

(in thousands except share data)	Shares	Weighted-average exercise Price	Weighted-average remaining contractual life (in years)	Aggregate intrinsic value
Outstanding as of December 31, 2021	19,191,714	$3.78	8.1	$260,867
Granted	2,472,454	11.11
Cancelled	(1,184,013)	4.90
Exercised	(2,182,632)	1.68		14,284
Outstanding as of June 30, 2022	18,297,523	$4.95	7.9	$84,549
Exercisable as of June 30, 2022	8,429,966	$3.03	7.2	$48,583

The fair value of options granted to employees is calculated on the grant date using the Black-Scholes option valuation model. The weighted-average grant-date fair values of stock options granted during the six months ended June 30, 2022 and 2021 were $6.57 and $5.96, respectively.

The following weighted-average assumptions were used to calculate the grant-date fair value of stock options:

	Six months ended June 30,
	2022	2021
Expected term (in years)	6.2	6.2
Expected volatility	63%	66%
Expected dividend yield	—	—
Risk-free interest rate	1.9%	1.0%

As of June 30, 2022, $37.8 million of unrecognized compensation cost related to stock options is expected to be recognized as expense over approximately the next three years.

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

The following table summarizes Recursion’s RSU activity during the six months ended June 30, 2022:

	Stock units	Weighted-average grant date fair value
Outstanding as of December 31, 2021	478,136	$23.40
Granted	6,802,572	7.18
Vested	(90,529)	8.96
Forfeited	(162,063)	10.57
Outstanding as of June 30, 2022	7,028,116	$8.10

The fair market value of RSUs vested was $683 thousand during the six months ended June 30, 2022. As of June 30, 2022, $52.8 million of unrecognized compensation cost related to RSUs is expected to be recognized as expense over approximately the next four years.

Warrants

In December 2016, the Company issued fully vested warrants to purchase 84,486 shares of Series A Preferred Stock (First Series A warrant) at a purchase price of $0.71 per share. In May 2017, the Company drew on additional borrowing capacity, which required the Company to issue additional fully vested warrants to purchase for 28,161 shares of Series A Preferred Stock at a purchase price of $0.71 per share (Second Series A warrant and together with the First Series A warrant, the Series A warrants). These Series A warrants were exercised in April 2021.

In July 2018, the Company drew on additional borrowing capacity pursuant to an amended agreement. This required the Company to issue fully vested warrants to purchase 25,762 shares of Series B Preferred Stock (Series B warrants) at a purchase price of $2.79 per share. These Series B warrants were exercised in April 2021.

The FASB has issued accounting guidance on the classification of freestanding warrants and other similar instruments for shares that are redeemable (either puttable or mandatorily redeemable). The guidance requires liability classification for certain warrants that are exercisable into convertible preferred stock. The initial fair values of the Series A and B warrants were recorded as debt issuance costs, which resulted in a reduction in the carrying value of the debt and subsequent accretion. The Company remeasured the Series A and B warrants on each Condensed Consolidated Balance Sheet date. The change in valuation was recorded in the Condensed Consolidated Statements of Operations in “Other income (loss), net.” The liability was recorded to equity upon the exercise of the Series A and B warrants.

The following is a summary of the changes in the Company’s Series A and B warrant liability balance during the six months ended June 30, 2021:

(in thousands)
Balance as of December 31, 2020	$125
Increase in fair value of warrants	2,215
Recorded in equity upon exercise	(2,340)
Balance as of June 30, 2021	$—

Note 11. Income Taxes

The Company did not record any income tax expense during the three and six months ended June 30, 2022 and 2021. The Company has historically incurred operating losses and maintains a full valuation allowance against its net deferred tax assets. Foreign taxes were insignificant during the three and six months ended June 30, 2022 and 2021.

NOLs and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service (“IRS”) and may become subject to annual limitation due to ownership changes that have occurred previously or that could occur in the future under Section 382 of the Internal Revenue Code, as amended and similar state provisions. These ownership changes may limit the amount of carryforwards that can be utilized annually to offset future taxable income. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50% over a three-year period. The Company has not conducted a study to assess whether a change of control has occurred or whether there have been multiple changes of control since inception due to the significant complexity and cost associated with such a study. If the Company has experienced a change of control, as defined by Section 382, at any time since inception, utilization of the net operating loss carryforwards or research and development tax credit carryforwards would be subject to an annual limitation under Section 382, which is determined by first multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term tax-exempt rate and then could be subject to additional adjustments, as required. Any limitation may result in the expiration of a portion of the net operating loss carryforwards or research and development tax credit carryforwards before utilization. Further, until a study is completed and any limitation is known, no amounts are being presented as an uncertain tax position.

The Company files income tax returns in the United States, Canada, Utah, California and Massachusetts. The Company is not currently under examination in any of these jurisdictions. The Company is subject to income tax examinations on all federal returns since the 2018 tax return.

Note 12. Net Loss Per Share

For the three and six months ended June 30, 2022 and 2021, Recursion calculated net loss per share of Class A and Class B common stock using the two-class method. Basic net loss per share is computed using the weighted-average number of shares outstanding during the period. Diluted net loss per share is computed using the weighted-average number of shares and the effect of potentially dilutive securities outstanding during the period. Potentially dilutive securities consist of stock options and other contingently issuable shares. For periods presented in which the Company reports a net loss, all potentially dilutive shares are anti-dilutive and as such are excluded from the calculation. For the three and six months ended June 30, 2022 and 2021, the Company reported a net loss and therefore basic and diluted loss per share are the same.

The rights, including the liquidation and dividend rights, of the holders of the Company’s Class A and Class B common stock are identical, except with respect to voting. As a result, the undistributed earnings for each period are allocated based on the contractual participation rights of the Class A and Class B common shares as if the earnings for the period had been distributed. As the liquidation and dividend rights are identical, the undistributed earnings are allocated on a proportionate basis and the resulting amount per share for Class A and Class B common stock was the same during the three and six months ended June 30, 2022 and 2021.

The following tables set forth the computation of basic and diluted net loss per share of Class A and Class B common stock during the three and six months ended June 30, 2022:

	Three months ended		Six months ended
	June 30, 2022		June 30, 2022
(in thousands, except share amount)	Class A	Class B	Class A	Class B
Numerator:
Allocation of undistributed earnings	$(62,479)	$(3,081)	$(115,476)	$(6,063)
Denominator:
Weighted average common shares outstanding	164,116,317	8,096,073	162,901,989	8,553,606
Net loss per share, basic and diluted	$(0.38)	$(0.38)	$(0.71)	$(0.71)

The following table sets forth the computation of basic and diluted net loss per share of Class A and Class B during the three and six months ended June 30, 2021:

	Three months ended		Six months ended
	June 30, 2021		June 30, 2021
(in thousands, except share amounts)	Class A	Class B	Class A	Class B
Numerator:
Allocation of undistributed earnings	$(40,432)	$(2,970)	$(65,457)	$(8,661)
Denominator:
Weighted average common shares outstanding	128,892,763	9,467,883	71,554,357	9,467,883
Net loss per share, basic and diluted	$(0.31)	$(0.31)	$(0.91)	$(0.91)

The Company excluded the following potential common shares from the computation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Convertible preferred stock	—	25,406,158	—	70,001,023
Stock based compensation	8,229,000	17,129,237	10,481,602	15,445,067
Warrants	—	178,208	—	193,773
Total	8,229,000	42,713,603	10,481,602	85,639,863

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

The following tables summarize the Company’s assets and liabilities that are measured at fair value on a recurring basis:

		Basis of fair value measurement
(in thousands)	June 30, 2022	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$338,582	$—	$338,582	$—
Restricted cash	10,235	10,235	—	—
Investments:
U.S. government debt	19,703	—	19,703	—
Corporate bonds	35,426	—	35,426	—
Certificates of deposit	6,432	—	6,432	—
Total assets	$410,378	$10,235	$400,143	$—

		Basis of fair value measurement
(in thousands)	December 31, 2021	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$155,731	$—	$155,731	$—
Commercial paper	12,000	—	12,000	—
Corporate bonds	200	—	200	—
Restricted cash	10,233	10,233	—	—
Investments:
U.S. government debt	19,927	—	19,927	—
Corporate bonds	61,177	—	61,177	—
Certificates of deposit	21,440	—	21,440	—
Commercial paper	128,902	—	128,902	—
Total assets	$409,610	$10,233	$399,377	$—

In addition to the financial instruments that are recognized at fair value on the Condensed Consolidated Balance Sheet, the Company has certain financial instruments that are recognized at amortized cost or some basis other than fair value. The carrying amount of these instruments are considered to be representative of their approximate fair values.

The following tables summarize the Company’s financial instruments that are not measured at fair value:

	Book values		Fair values
(in thousands)	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
Liabilities
Current portion of notes payable	$93	$90	$93	$90
Notes payable, net of current portion	586	633	586	633
Total liabilities	$679	$723	$679	$723

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

Overview

We are a clinical-stage biotechnology company industrializing drug discovery by decoding biology. Central to our mission is the Recursion Operating System (OS), a platform built across diverse technologies that enables us to map and navigate trillions of biological and chemical relationships within one of the world’s largest proprietary biological and chemical datasets, the Recursion Data Universe. Scaled ‘wet-lab’ biology and chemistry tools are organized into an iterative loop with ‘dry-lab’ computational tools to rapidly translate map-based hypotheses into validated insights and novel chemistry, unconstrained by published literature or human bias. Our focus on novel technologies spanning target discovery through translation, as well as our ability to rapidly iterate between wet lab and dry lab in-house and at scale, differentiates us from other companies in our space. Further, our balanced team of life scientists and computational and technical experts creates an environment where empirical data, statistical rigor and creative thinking are brought to bear on our decisions. To date, we have leveraged our Recursion OS to enable three value drivers: i) an expansive pipeline of internally-developed programs, including several clinical-stage assets, focused on genetically-driven rare diseases and oncology with significant unmet need and market opportunities, in some cases expected to be in excess of $1.0 billion in annual sales; ii) strategic partnerships with leading biopharma companies to map and navigate intractable areas of biology, including fibrosis with Bayer and neuroscience with Roche and Genentech, to identify novel targets and translate potential new medicines to resource-heavy clinical development overseen by our partners; and iii) Induction Labs, a growth engine created to explore new extensions of the Recursion OS both within and beyond therapeutics. We are a biotechnology company scaling more like a technology company.

Navigating
(dry-lab)
Recursion OS
INPUTS
Biology
Chemistry
Clinical
VALUE DRIVERS
Products
Partnerships
Induction Labs
(wet-lab)
Mapping

Recursion finished the second quarter of 2022 with a portfolio of clinical stage, preclinical and discovery programs and continued scaling the total number of phenomic experiments to over 146 million, the size of its proprietary data universe to over 16 petabytes and the number of biological and chemical relationships to 2.4 trillion. Data have been generated on the Recursion OS across 44 human cell types, an in-house chemical library of approximately 1.3 million compounds and an in silico library of 12 billion small molecules, by a growing team of over 450 Recursionauts that is balanced between life scientists and computational and technical experts.

Stage of Development
CLINICAL
PRECLINICAL
LATE DISCOVERY
EARLY DISCOVERY
FAMILIAL ADENOMATOUS POLYPOSIS
(APC; est. 50K)
KRAS/STK11-DRIVEN CHECKPOINT RESISTANCE
(KRAS/STK11; est. 12K)
MYC-DRIVEN ONCOLOGY
(MYC; est. 54K⁵)
CANCER IMMUNOTHERAPY TARGET ALPHA
(Multiple; 72K⁶)
CANCER IMMUNOTHERAPY TARGET BETA
(Multiple; 15K⁶)
HEPATOCELLULAR CARCINOMA
(Undisclosed; 4K)
HRD-NEGATIVE OVARIAN CANCER
OVARIAN CANCER
CEREBRAL CAVERNOUS MALFORMATION
(CCM; est. 360K¹)
NEUROFIBROMATOSIS TYPE 2
(NF2; est. 33K²)
GM2 GANGLIOSIDOSIS
(HEXA/HEXB; est. 400³)
CLOSTRIDIUM DIFFICILE COLITIS
(est. 720K)
CMT TYPE 2A
(MFN2; est. 15K⁴)
BATTEN DISEASE
4 PROGRAMS
9 PROGRAMS
5 PROGRAMS
4 PROGRAMS
Neuroscience
4 TOTAL PROGRAMS
Oncology
17 TOTAL PROGRAMS
Rare & Other
11 TOTAL PROGRAMS
Inflammation & Immunology
4 TOTAL PROGRAMS
Therapeutic Area

All populations are US and EU5 incidence unless otherwise noted. EU5 is defined as France, Germany, Italy, Spain and UK. (1) Prevalence for hereditary and sporadic symptomatic population. (2) Annual US and EU5 incidence for all *NF2* driven meningiomas. (3) Worldwide prevalence; conducting dose optimization study in animal model with a potential trial start in 2024. (4) US and EU5 prevalence. (5) Our program has the potential to address a number of indications driven by *MYC* alterations, totalling 54,000 patients in the US and EU5 annually. We have not finalized a target product profile for a specific indication. (6) Our program has the potential to address a number of indications in this space. Two programs in Other (*Clostridium difficile* colitis and an early discovery program) were combined with Rare Disease.

Summary of Business Highlights

Internal Pipeline

•Cerebral cavernous malformation (CCM) (REC-994): In March 2022, we announced the initiation of our Phase 2 SYCAMORE clinical trial, which is a double-blind, placebo-controlled safety, tolerability and exploratory efficacy study of this drug candidate in 60 participants with CCM. At this time, we continue to actively enroll participants.
•Neurofibromatosis type 2 (NF2) (REC-2282): In June 2022 at the Children’s Tumor Foundation NF Conference, we announced the initiation of our Phase 2/3 POPLAR clinical trial, which is a parallel group, two stage, randomized, multicenter study of this drug candidate in approximately 90 participants with progressive NF2-mutated meningiomas. At this time, we continue to actively enroll participants.
•Familial adenomatous polyposis (FAP) (REC-4881): We are on track to initiate a Phase 2, randomized, double-blind, placebo-controlled study to evaluate safety, pharmacokinetics and exploratory efficacy of this drug candidate in FAP in the third quarter of 2022. Recently, the U.S. Food and Drug Administration (FDA) granted Recursion Fast Track designation and the European Commission granted Recursion Orphan Drug Designation for REC-4881 for the potential treatment of FAP.
•Clostridium difficile colitis (REC-3964): We made progress in IND-enabling studies for REC-3964 and are on track to initiate a Phase 1 study in the second half of 2022.
•Oncology pipeline: We continue to focus our pipeline on oncology and oncology-like programs while advancing numerous programs discovered using our next generation mapping and navigating technology, including programs focused on novel targets and polypharmacology.

Transformational Collaborations

We continue to advance efforts to discover new potential therapeutics with our strategic partners in the areas of fibrotic disease (Bayer) as well as neuroscience and a single indication in gastrointestinal oncology (Roche and Genentech).

Recursion OS

•ChemOS: We are preparing to install our automated and scalable drug metabolism and pharmacokinetics (DMPK) platform, which will allow for the processing and evaluation of compounds for protein plasma binding, microsomal stability and cell permeability. Such continuous chemical data generation will help enable us to build machine learning approaches that predict properties for our and our partners’ growing libraries of chemical compounds. Furthermore, we are implementing a unified workflow for medicinal and computational chemists to seamlessly access assay data, design molecules and perform predictive analyses to support our internal and partnership programs.
•Machine Learning: We continue to improve the ease, scale and biological relevance of our machine learning models and added new benchmarking flows to evaluate how well our models recapitulate known biological relationships associated with protein complexes and pathways. We improved our machine learning models to achieve state-of-the-art results in 9 of 22 absorption, distribution, metabolism, excretion and toxicity (ADMET) benchmark tasks from Therapeutic Data Commons, and we are leveraging them for our oncology programs.
•Transcriptomics: We continued building out our scaled transcriptomics platform, with infrastructure, automation and operational processes that will enable the robust validation of inferences from our maps of biology and chemistry. We have now been able to carry out and analyze up to 13 thousand near-whole exomes per week, creating another growing relatable dataset that we can integrate in our Recursion OS for continued improvement of our inferences across compounds and biology at scale.
•Compounding Cycles of Discovery: The visualization below frames how additional datasets and capabilities compound cycles of discovery to potentially translate novel insights into clinical candidates. In this technology stack graphic, bold text signifies capabilities that have been built to some meaningful scale already, italic text signifies capabilities that are in the process of being built and standard text signifies capabilities that Recursion intends to incorporate in the future.

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

We use the capital we have raised to fund operations and investing activities across platform research operations, drug discovery, clinical development, digital and other infrastructure, creation of our portfolio of intellectual property and administrative support. We do not have any products approved for commercial sale and have not generated any revenues from product sales. We had unrestricted cash, cash equivalents and investments of $515.4 million as of June 30, 2022. Based on our current operating plan, we believe that our cash, cash equivalents and investments will be sufficient to fund our operations for at least the next twelve months.

Since inception, we have incurred significant operating losses. Our net losses were $65.6 million and $121.5 million during the three and six months ended June 30, 2022, respectively. Our net losses were $43.4 million and $74.1 million during the three and six months ended June 30, 2021, respectively. As of June 30, 2022, our accumulated deficit was $521.6 million. We anticipate that our expenses and operating losses will increase substantially over the foreseeable future. The expected increase in expenses will be driven in large part by our ongoing activities, if and as we: continue to advance our platform; continue preclinical development of our current and future product candidates and initiate additional preclinical studies; commence clinical studies of our current and future product candidates; establish our manufacturing capability, including developing our contract development and manufacturing relationships and building our internal manufacturing facilities; acquire and license technologies aligned with our platform; seek regulatory approval of our current and future product candidates; expand our operational, financial and management systems and increase personnel, including personnel to support our preclinical and clinical development, manufacturing and commercialization efforts; continue to develop, grow, perfect and defend our intellectual property portfolio; and incur additional legal, accounting, or other expenses in operating our business, including the additional costs associated with operating as a public company.

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

Components of Operating Results

Revenue

To date, our business has generated revenue from two sources: (i) operating revenue and (ii) grant revenue.

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

Cost of Revenue

Cost of revenue consists of the Company’s costs to provide services for drug discovery required under performance obligations with partnership customers. These primarily include materials costs, service hours performed by our employees and depreciation of property and equipment.

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

Results of Operations

The following table summarizes our results of operations:

(in thousands, except percentages)	Three months ended June 30,		Change		Six months ended June 30,		Change
	2022	2021	$	%	2022	2021	$	%
Revenue
Operating revenue	$7,653	$2,500	$5,153	>100%	$12,952	$5,000	$7,952	>100%
Grant revenue	21	49	(28)	(57.0)%	55	111	(56)	(50.2)%
Total revenue	7,674	2,549	5,125	>100%	13,007	5,111	7,896	>100%

Operating costs and expenses
Cost of revenue	14,227	—	14,227	n/m	22,026	—	22,026	n/m
Research and development	38,439	29,624	8,815	29.8%	70,880	53,733	17,146	31.9%
General and administrative	21,199	13,854	7,345	53.0%	42,273	22,791	19,482	85.5%
Total operating costs and expenses	73,865	43,478	30,387	69.9%	135,179	76,524	58,654	76.6%

Loss from operations	(66,191)	(40,929)	(25,262)	(61.7)%	(122,172)	(71,413)	(50,758)	(71.1)%
Other income (loss), net	631	(2,472)	3,104	74.6%	633	(2,705)	3,338	76.6%
Net loss	$(65,560)	$(43,401)	$(22,158)	51.1%	$(121,539)	$(74,118)	$(47,420)	64.0%

n/m = Not meaningful

Summary

Our financial performance during the three and six months ended June 30, 2022 compared to the prior periods included; (i) a decrease in platform research and development costs due to a reallocation of spending to cost of revenue for our strategic partnerships; (ii) an increase in revenue recognized due to our strategic partnership with Roche; and (iii) the incurrence of cost of revenue due to our strategic partnerships. Additionally, our financial results reflected added funding to support our emerging early- and mid-stage pipeline assets and continued growth of the Company.

Revenue

The following table summarizes our components of revenue:

	Three months ended June 30,		Change		Six months ended June 30,		Change
(in thousands, except percentages)	2022	2021	$	%	2022	2021	$	%
Revenue
Operating revenue	$7,653	$2,500	$5,153	>100%	$12,952	$5,000	$7,952	>100%
Grant revenue	21	49	(28)	(57.0)%	55	111	(56)	(50.2)%
Total revenue	$7,674	$2,549	$5,125	>100%	$13,007	$5,111	$7,896	>100%

For the three and six months ended June 30, 2022, the increase in revenue compared to prior period was due to revenue recognized from our strategic partnership with Roche, which commenced in January 2022.

Cost of Revenue

The following table summarizes our cost of revenue:

(in thousands, except percentages)	Three months ended June 30,		Change		Six months ended June 30,		Change
	2022	2021	$	%	2022	2021	$	%
Total cost of revenue	$14,227	$—	$14,227	n/m	$22,026	$—	$22,026	n/m

For the three and six months ended June 30, 2022, the increase in cost of revenue compared to prior period was due to our strategic partnerships. For the three and six months ended June 30, 2021, cost of revenue was insignificant and was included within “Research and development” in the Condensed Consolidated Statement of Operations.

Research and Development

The following table summarizes our components of research and development expense:

(in thousands, except percentages)	Three months ended June 30,		Change		Six months ended June 30,		Change
	2022	2021	$	%	2022	2021	$	%
Research and development expense
Platform	$10,686	$11,338	$(652)	(5.7)%	$16,000	$21,870	$(5,870)	(26.8)%
Discovery	12,398	8,847	3,551	40.1%	24,759	16,586	8,173	49.3%
Clinical	12,551	5,581	6,970	>100%	23,663	8,536	15,127	>100%
Stock based compensation	2,165	1,143	1,022	89.4%	3,929	1,771	2,158	>100%
Other	639	2,715	(2,076)	(76.5)%	2,528	4,970	(2,442)	(49.1)%
Total research and development expense	$38,439	$29,624	$8,815	29.8%	$70,879	$53,733	$17,146	31.9%

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

For the three and six months ended June 30, 2022, the increase in research and development expenses compared to prior period was due to an increased number of pre-clinical assets being validated and increased clinical costs as studies progressed. These increases were partially offset by a decrease in platform costs due to a reallocation of spending to cost of revenue for our strategic partnerships.

General and Administrative Expense

The following table summarizes our general and administrative expense:

(in thousands, except percentages)	Three months ended June 30,		Change		Six months ended June 30,		Change
	2022	2021	$	%	2022	2021	$	%
Total general and administrative expense	$21,199	$13,854	$7,345	53.0%	$42,273	$22,791	$19,482	85.5%

For the three and six months ended June 30, 2022, the increase in general and administrative expense compared to prior period was due to the growth in size of the Company’s operations including increased salaries and wages of $1.8 million and $8.4 million, respectively, a fixed asset write-down during the three and six months ended June 30, 2022 of $2.8 million, increased rent expense during the three and six months ended June 30, 2022 of $1.0 million and $1.8 million, respectively, and increases in other administrative costs associated with operating a public company.

Other income (loss), net

The following table summarizes our components of other income (loss), net:

(in thousands, except percentages)	Three months ended June 30,		Change		Six months ended June 30,		Change
	2022	2021	$	%	2022	2021	$	%
Interest expense	$(14)	$(2,501)	$2,488	(99.4)%	$(28)	$(2,750)	$2,721	(99.0)%
Interest income	652	29	622	>100%	739	45	693	>100%
Other	(7)	—	(7)	n/m	(78)	—	(78)	n/m
Other income (loss), net	$631	$(2,472)	$3,103	(125.5)%	$633	$(2,705)	$3,336	(123.4)%

For the three and six months ended June 30, 2022, the increase in other income (loss), net compared to the prior year was driven by a decrease in interest expense from the 2021 the Midcap loan settlement and an increase in interest income from our investment portfolio. See Note 3, “Supplemental Financial Information” to the Condensed Consolidated Financial Statements for additional details on the Midcap loan agreement and see Note 4, “Investments” for additional details on the investment portfolio.

Liquidity and Capital Resources

Sources of Liquidity

We have not yet commercialized any products and do not expect to generate revenue from the sales of any product candidates for at least several years. Unrestricted cash, cash equivalents and investments totaled $515.4 million and $516.6 million as of June 30, 2022 and December 31, 2021, respectively.

We have incurred operating losses and experienced negative operating cash flows and we anticipate that the Company will continue to incur losses for at least the foreseeable future. Our net loss was $65.6 million and $121.5 million during the three and six months ended June 30, 2022, respectively. Our net loss was $43.4 million and $74.1 million during the three and six months ended June 30, 2021, respectively. As of June 30, 2022 and December 31, 2021, we had an accumulated deficit of $521.6 million and $400.1 million, respectively.

We have financed our operations through the private placements of preferred stock and an IPO. As of June 30, 2022, we have received proceeds of $448.9 million from the sale of preferred stock. We received net proceeds of

$462.4 million from the IPO. See Note 8, “Common Stock” to the Condensed Consolidated Financial Statements for additional details on the IPO.

In January 2022, we received an upfront payment of $150.0 million from our strategic partnership with Roche. In October 2020, we received a $30.0 million upfront payment from our strategic partnership with Bayer. See Note 9, “Collaborative Development Contracts” to the Condensed Consolidated Financial Statements for information on these collaborations.

Cash Flows

The following table is a summary of the Condensed Consolidated Statements of Cash Flows for each of the periods presented below:

	Six months ended June 30,
(in thousands)	2022	2021
Cash provided by (used in) operating activities	$15,765	$(64,408)
Cash provided by (used in) investing activities	148,244	(25,628)
Cash provided by financing activities	4,752	465,839
Net increase (decrease) in cash and cash equivalents	$168,761	$375,803

Operating Activities
Cash provided by operating activities increased from the six months ended June 30, 2021 as we received an upfront payment of $150.0 million from our strategic partnership with Roche. Cash inflows were partially offset by cash used for cost of revenue, research and development and general and administrative expenses. Cash used by operating activities increased from the six months ended June 30, 2020 as a result of higher costs incurred for research and development and general and administrative expenses due to the Company’s growth.

Investing Activities
Cash provided by investing activities during the six months ended June 30, 2022 was driven by sales and maturities of investments of $169.1 million, partially offset by purchases of property and equipment of $20.8 million. Cash used by investing activities during the six months ended June 30, 2021 consisted of property and equipment purchases of $25.6 million, which included $17.9 million for the purchase of a Dell EMC supercomputer.

Financing Activities
Cash provided by financing activities during the six months ended June 30, 2022 primarily included proceeds from equity incentive plans of $4.8 million. Cash provided by financing activities during the six months ended June 30, 2021 primarily included $462.4 million of net proceeds from the IPO. Financing cash flows also included $3.0 million of proceeds from equity incentive plans.

Critical Accounting Estimates and Policies

A summary of the Company’s significant accounting estimates and policies is included in Note 2, “Summary of Significant Accounting Policies” in our 2021 Annual Report. There were no significant changes in the Company’s application of its critical accounting policies during the six months ended June 30, 2022.

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

Recursion may remain an EGC until December 31, 2022.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

As of June 30, 2022, Recursion had an investment portfolio with a fair value of $400.1 million which included cash equivalents and available-for-sale investments. See Note 4, “Investments” to the Condensed Consolidated Financial Statements for additional details on the portfolio. Recursion’s investment portfolio is subject to interest rate risk and will fall in value if market interest rates increase. The Company does not believe it is materially exposed to changes in interest rates related to the investments and Recursion does not currently use interest rate derivative instruments to manage exposure to interest rate changes of the investments. A hypothetical 100 basis point increase in interest rates relative to interest rates as of June 30, 2022, would have resulted in an insignificant reduction in fair value of the investment portfolio. In addition, a hypothetical 100 basis point decrease in interest rates as of June 30, 2022 would have an insignificant effect on net loss in the ensuing year.

Inflation Risk

In recent months, inflation has continued to increase significantly in the U.S. and overseas resulting in rising transportation, wages, and other costs. Inflation has increased our overall costs, including but not limited to our cost of labor and certain goods. Although we do not believe that inflation has materially changed our overall financial position, if our costs continue to increase, we may not be able to fully offset those increased costs through reduced spending and our failure to do so could harm our business, financial condition, and results of operations.

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

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives as management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2022, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company may, from time to time, be involved in various legal proceedings arising in the normal course of business. An unfavorable resolution of any such matter could materially affect the Company’s future financial position, results of operations or cash flows. For more information pertaining to legal proceedings, see Part I, Item 1, Note 7, which is incorporated herein by reference.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. For a detailed discussion of the risks that affect our business. Please refer to the sections titled “Risk Factor Summary” and “Item 1A. Risk Factors” in the 2021 Form 10-K.

The risk factors set forth below represent new risk factors or those containing changes to the similarly titled risk factor included in “Item 1A. Risk Factors” of the 2021 Form 10-K.

We are an “emerging growth company” as defined in the JOBS Act and eligible for exemptions from certain disclosure requirements, which could make our Class A common stock less attractive to investors.

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the JOBS Act) and will remain an emerging growth company until December 31, 2022. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies. These exemptions include:

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
Investing in our common stock involves a high degree of risk. For a detailed discussion of the risks that affect our business. Please refer to the sections titled “Risk Factor Summary” and “Item 1A. Risk Factors” in the 2021 Form 10-K.

We have increased costs and compliance requirements as a result of operating as a public company. Our management has been and will continue to be required to devote substantial time to compliance initiatives, including those concerning internal control over financial reporting.

As a public company, and particularly after we are no longer an “emerging growth company,” we are required to incur significant legal, accounting, and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act and rules subsequently implemented by the SEC and the Nasdaq Stock Market impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel must devote substantial time and attention to these compliance initiatives. Moreover, these rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costly. For example, we expect that they may make it more difficult and more expensive for us to obtain director and officer liability insurance. Our chief financial officer has only been the chief financial officer of a publicly traded company since our initial public offering, and our chief executive officer has only been the chief executive officer of a publicly traded company since our initial public offering. Neither has been involved in the long-term operations of a public company.

Pursuant to Section 404 of the Sarbanes-Oxley Act, we are required to furnish a report by management on our internal control over financial reporting. This assessment will need to include disclosure of any material weaknesses in our internal control over financial reporting that are identified by our management. While we remain an emerging growth company, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting until our first annual report required to be filed with the SEC following the date on which we are no longer an emerging growth company, which we expect to occur on December 31, 2022. At that time, if we then have a material weakness, we would receive an adverse opinion regarding our internal control over financial reporting from our independent registered accounting firm. To achieve compliance with Section 404 within the prescribed period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging.

Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition or results of operations. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness or significant deficiency in our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of shares of our Class A common stock could decline, and we could be subject to sanctions or investigations by Nasdaq, the SEC, or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets and our ability to remain listed on the Nasdaq Stock Market

As a public company, we are obligated to develop and maintain proper and effective internal controls over financial reporting. Any failure to maintain the adequacy of these internal controls may adversely affect investor confidence in our company and, as a result, the value of our Class A common stock.

Our chief financial officer has only been the chief financial officer of a publicly traded company since our initial public offering and our chief executive officer has only been the chief executive officer of a publicly traded company since our initial public offering. Neither has been involved in the long term operations of a public company. Pursuant to Section 404 of the Sarbanes-Oxley Act, we will be required to furnish a report by our management on our internal control over financial reporting beginning with our second filing of an Annual Report on Form 10-K with the SEC. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. However, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting until our first annual report required to be filed with the SEC following the date we are no longer an emerging growth company, which we expect to be our annual report filed in respect of the year ending December 31, 2022. At such time as we are required to obtain auditor attestation, if we then have a material weakness, we would receive an adverse opinion regarding our internal control over financial reporting from our independent registered accounting firm.

To achieve compliance with Section 404 of the Sarbanes-Oxley Act within the prescribed period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, including through hiring additional financial and accounting personnel, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented, and implement a continuous reporting and improvement process for internal control over financial reporting. During our evaluation of our internal control, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control over financial reporting is effective. We cannot assure you that there will not be material weaknesses or significant deficiencies in our internal control over financial reporting in the future.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Sales of Unregistered Securities

Stock Option Exercises
For the six months ended June 30, 2022, we issued 159,950 shares of our Class A common stock to our employees, directors, advisors and consultants upon the exercise of stock options under our Key Personnel Incentive Stock Plan for aggregate consideration of approximately $49 thousand. The shares of Class A common stock issued upon the exercise of stock options were issued pursuant to written compensatory plans or arrangements with our employees, directors, advisors and consultants, in reliance on the exemption provided by Rule 701 promulgated under the Securities Act of 1933, as amended, or pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, relative to transactions by an issuer not involving any public offering, to the extent an exemption from such registration was required. All recipients either received adequate information about our company or had access, through employment or other relationships, to such information.

Item 6. Exhibits.

Exhibit Index:

Incorporated by Reference
Exhibit number	Description	Form	File No.	Exhibit No.	Filing Date	Filed / Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of Recursion Pharmaceuticals, Inc.	8-K	001-40323	3.1	April 21, 2021
3.2	Amended and Restated Bylaws of Recursion Pharmaceuticals, Inc.	8-K	001-40323	3.2	April 21, 2021
4.1	Amended and Restated Investors’ Rights Agreement by and among the Registrant and certain of its stockholders, dated September 1, 2020.	S-1/A	333-254576	4.1	April 15, 2021
10.1	Office Lease by and between Vestar Gateway, LLC and Registrant, dated November 13, 2017, as amended.					X
10.2	Office Lease by and between Berrueta Family, L.P. and Registrant, dated July 27, 2015, as amended.					X
10.3	American Institute of Architects Agreement by and between Engage Contracting Inc. and Registrant dated May 4, 2022.					X
10.4	Office Lease by and between Constantine Enterprises, Inc and Registrant, dated May 1, 2022.	10-Q	001-40323	10.2	May 10, 2022
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

*	The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 9, 2022.

RECURSION PHARMACEUTICALS, INC.

By:	/s/ Christopher Gibson
Christopher Gibson
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Michael Secora
Michael Secora
Chief Financial Officer
(Principal Financial and Accounting Officer)