Form 10-Q
period 2022-09-30
RECURSION PHARMACEUTICALS, INC.
filed 2022-11-08
CIK 1601830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
or
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

As of October 31, 2022, there were 181,694,536 and 7,861,209 of the registrant’s Class A and B common stock, par value $0.00001 per share, outstanding, respectively.

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
iii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Recursion Pharmaceuticals, Inc.
Condensed Consolidated Balance Sheets (unaudited)
(in thousands, except share and per share amounts)

	September 30,	December 31,
	2022	2021
Assets
Current assets
Cash and cash equivalents	$454,646	$285,116
Restricted cash	2,090	1,552
Accounts receivable	—	34
Other receivables	11,635	9,056
Investments	—	231,446
Other current assets	13,247	7,514
Total current assets	481,618	534,718

Restricted cash, non-current	8,154	8,681
Property and equipment, net	85,777	64,725
Operating lease right-of-use assets	33,726	—
Intangible assets, net	1,457	1,385
Goodwill	801	801
Other non-current assets	—	35
Total assets	$611,533	$610,345

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$3,890	$2,819
Accrued expenses and other liabilities	26,757	32,333
Unearned revenue	46,753	10,000
Notes payable	95	90
Operating lease liabilities	5,541	—
Lease incentive obligation	—	1,416
Total current liabilities	83,036	46,658

Deferred rent	—	4,110
Unearned revenue, non-current	93,909	6,667
Notes payable, non-current	561	633
Operating lease liabilities, non-current	45,993	—
Lease incentive obligation, non-current	—	9,339
Total liabilities	223,499	67,407

Commitments and contingencies (Note 7)

Stockholders’ equity
Common stock, $0.00001 par value; 2,000,000,000 shares (Class A 1,989,032,117 and Class B 10,967,883) authorized as of September 30, 2022 and December 31, 2021; 174,072,906 shares (Class A 166,187,697 and Class B 7,885,209) and 170,272,462 shares (Class A 160,906,245 and Class B 9,366,217) issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	2	2
Additional paid-in capital	970,096	943,142
Accumulated deficit	(582,064)	(400,080)
Accumulated other comprehensive loss	—	(126)
Total stockholders’ equity	388,034	542,938

Total liabilities and stockholders’ equity	$611,533	$610,345

See the accompanying notes to these condensed consolidated financial statements.

Recursion Pharmaceuticals, Inc.
Condensed Consolidated Statements of Operations (unaudited)
(in thousands, except share and per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Revenue
Operating revenue	$13,053	$2,500	$26,005	$7,500
Grant revenue	107	34	162	145
Total revenue	13,160	2,534	26,167	7,645

Operating costs and expenses
Cost of revenue	15,409	—	37,435	—
Research and development	40,836	33,246	111,716	86,979
General and administrative	19,488	15,690	61,761	38,481
Total operating costs and expenses	75,733	48,936	210,912	125,460

Loss from operations	(62,573)	(46,402)	(184,745)	(117,815)
Other income (loss), net	2,128	(1,026)	2,761	(3,731)
Net loss	$(60,445)	$(47,428)	$(181,984)	$(121,546)

Per share data
Net loss per share of Class A and B common stock, basic and diluted	$(0.35)	$(0.28)	$(1.06)	$(1.10)
Weighted-average shares (Class A and B) outstanding, basic and diluted	173,435,970	168,533,550	172,122,974	110,513,231

See the accompanying notes to these condensed consolidated financial statements.

Recursion Pharmaceuticals, Inc.
Condensed Consolidated Statements of Comprehensive Loss (unaudited)
(in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Net loss	$(60,445)	$(47,428)	$(181,984)	$(121,546)

Unrealized gain on investments	197	2	87	2
Net realized loss on investments reclassified into net loss	—	—	39	—
Other comprehensive income	197	2	126	2
Comprehensive loss	$(60,248)	$(47,426)	$(181,858)	$(121,544)

See the accompanying notes to these condensed consolidated financial statements.

Recursion Pharmaceuticals, Inc.
Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) (unaudited)
(in thousands, except share amounts)

	Convertible Preferred Stock		Common Stock (Class A and B)		Additional Paid-in-Capital	Accumulated Deficit	Accumulated other comprehensive loss	Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of June 30, 2022	—	$—	172,815,409	$2	$959,393	$(521,619)	$(197)	$437,579
Net loss	—	—	—	—	—	(60,445)	—	(60,445)
Other comprehensive gain	—	—	—	—	—	—	197	197
Stock option exercises and other	—	—	1,257,497	—	1,794	—	—	1,794
Stock-based compensation	—	—	—	—	8,909	—	—	8,909
Balance as of September 30, 2022	—	$—	174,072,906	$2	$970,096	$(582,064)	$—	$388,034

	Convertible Preferred Stock		Common Stock (Class A and B)		Additional Paid-in-Capital	Accumulated Deficit	Accumulated other comprehensive loss	Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2021	—	$—	170,272,462	$2	$943,142	$(400,080)	$(126)	$542,938
Net loss	—	—	—	—	—	(181,984)	—	(181,984)
Other comprehensive gain	—	—	—	—	—	—	126	126
Stock option exercises and other	—	—	3,800,444	—	6,740	—	—	6,740
Stock-based compensation	—	—	—	—	20,214	—	—	20,214
Balance as of September 30, 2022	—	$—	174,072,906	$2	$970,096	$(582,064)	$—	$388,034

See the accompanying notes to these condensed consolidated financial statements.

Recursion Pharmaceuticals, Inc.
Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) (unaudited)
(in thousands, except share amounts)

	Convertible Preferred Stock		Common Stock (Class A and B)		Additional Paid-in-Capital	Accumulated Deficit	Accumulated other comprehensive income	Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of June 30, 2021	—	$—	168,425,907	$2	$930,431	$(287,719)	$—	$642,714
Net loss	—	—	—	—	—	(47,428)	—	(47,428)
Other comprehensive gain	—	—	—	—	—	—	2	2
Stock option exercises and other	—	—	209,052	—	382	—	—	382
Stock-based compensation	—	—	—	—	3,362	—	—	3,362
Balance as of September 30, 2021	—	$—	168,634,959	$2	$934,175	$(335,147)	$2	$599,032

	Convertible Preferred Stock		Common Stock (Class A and B)		Additional Paid-in-Capital	Accumulated Deficit	Accumulated other comprehensive income	Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	112,088,065	$448,312	22,314,685	$—	$7,312	$(213,601)	$—	$(206,289)
Net loss	—	—	—	—	—	(121,546)	—	(121,546)
Other comprehensive gain	—	—	—	—	—	—	2	2
Common stock issuance for initial public offering, net of issuance costs	—	—	27,878,787	1	462,353	—	—	462,354
Conversion of preferred stock to common stock	(112,088,065)	(448,312)	115,598,018	1	448,311	—	—	448,312
Stock warrant exercises	—	—	129,963	—	2,340	—	—	2,340
Stock option exercises and other	—	—	2,713,506	—	3,359	—	—	3,359
Stock-based compensation	—	—	—	—	10,500	—	—	10,500
Balance as of September 30, 2021	—	$—	168,634,959	$2	$934,175	$(335,147)	$2	$599,032

See the accompanying notes to these condensed consolidated financial statements.

Recursion Pharmaceuticals, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Nine months ended September 30,
	2022	2021
Cash flows from operating activities
Net loss	$(181,984)	$(121,546)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,542	6,169
Stock-based compensation	20,214	10,501
Fixed asset impairment	2,806	—
Lease expense	5,747	—
Loss on debt extinguishment	—	827
Other, net	377	2,940
Changes in operating assets and liabilities:
Other receivables and assets	(5,574)	(6,746)
Unearned revenue	123,995	(7,500)
Accounts payable	1,072	5,252
Accrued development expense	3,696	1,524
Accrued expenses, deferred rent and other current liabilities	(12,740)	11,123
Operating lease liabilities	(4,927)	—
Net cash used in operating activities	(38,776)	(97,456)

Cash flows from investing activities
Purchases of property and equipment	(29,080)	(35,334)
Purchase of an intangible asset	(300)	—
Purchases of investments	—	(184,167)
Sales and maturities of investments	230,608	—
Net cash provided by (used in) investing activities	201,228	(219,501)

Cash flows from financing activities
Proceeds from initial public offering of common stock, net of issuance costs	—	462,901
Proceeds from equity incentive plans	7,156	4,620
Repayment of long-term debt	(67)	(12,777)
Net cash provided by financing activities	7,089	454,744

Net change in cash, cash equivalents and restricted cash	169,541	137,787
Cash, cash equivalents and restricted cash, beginning of period	295,349	267,167
Cash, cash equivalents and restricted cash, end of period	$464,890	$404,954

Supplemental schedule of non-cash investing and financing activities
Conversion of preferred stock to common stock	$—	$448,312
Accrued property and equipment	3,093	413
Deferred issuance costs recorded in equity	—	547
Right-of-use asset additions and modifications	3,950	—

Supplemental schedule of cash flow information
Cash paid for interest	$42	$665
Cash paid for operating leases	4,927	—

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

As of September 30, 2022, the Company had an accumulated deficit of $582.1 million. The Company expects to incur substantial operating losses in future periods and will require additional capital to advance its drug candidates. The Company does not expect to generate significant revenue until the Company successfully completes significant drug development milestones with its subsidiaries or in collaboration with third parties, which the Company expects will take a number of years. In order to commercialize its drug candidates, the Company or its partners need to complete clinical development and comply with comprehensive regulatory requirements. The Company is subject to a number of risks and uncertainties similar to those of other companies of the same size within the biotechnology industry, such as the uncertainty of clinical trial outcomes, uncertainty of additional funding and a history of operating losses.

The Company has funded its operations to date primarily through the issuance of convertible preferred stock and the issuance of Class A common stock in an Initial Public Offering (IPO), which was completed in April 2021 (see Note 8, “Common Stock” for additional details). Additionally, we have received payments of $180.0 million from our strategic partnerships. Recursion will likely be required to raise additional capital. As of September 30, 2022, the Company did not have any unconditional outstanding commitments for additional funding. See Note 14, “Subsequent Events” for details of a Stock Purchase Agreement for a private placement (the “Private Placement”) with certain qualified institutional buyers and institutional accredited investors that closed subsequent to September 30, 2022. If the Company is unable to access additional funds when needed, it may not be able to continue the development of its products or the Company could be required to delay, scale back or abandon some or all of its development programs and other operations. The Company’s ability to access capital when needed is not assured and, if not achieved on a timely basis, could materially harm its business, financial condition and results of operations.

The Company believes that the Company’s existing cash and cash equivalents will be sufficient to fund the Company’s operating expenses and capital expenditures for at least the next 12 months.

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

Note 3.    Supplemental Financial Information

Property and Equipment

	September 30,	December 31,
(in thousands)	2022	2021
Lab equipment	$42,692	$33,076
Leasehold improvements	14,175	13,936
Office equipment	20,005	20,005
Construction in progress	35,957	16,445
Property and equipment, gross	112,829	83,462
Less: Accumulated depreciation	(27,052)	(18,737)
Property and equipment, net	$85,777	$64,725

Depreciation expense on property and equipment was $2.9 million and $8.3 million during the three and nine months ended September 30, 2022, respectively, and $2.5 million and $6.3 million during the three and nine months ended September 30, 2021, respectively. The Company recorded an impairment of $2.8 million during the nine months ended September 30, 2022 related to a construction project for leasehold improvements as the Company no longer intended to use them. The impairment was recorded in “General and Administrative” in the Condensed Consolidated Statements of Operations.

The construction in progress balance primarily relates to leasehold improvements under construction for several leased locations.

Accrued Expenses and Other Liabilities

	September 30,	December 31,
(in thousands)	2022	2021
Accrued compensation	$11,814	$11,738
Accrued development expenses	6,546	4,682
Accrued early discovery expenses	1,950	2,114
Accrued construction	1,889	4,665
Accrued professional fees	148	1,793
Accrued other expenses	4,410	7,341
Accrued expense and other liabilities	$26,757	$32,333

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

Interest Income (Expense), net

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2022	2021	2022	2021
Interest expense	$(13)	$(220)	$(42)	$(2,971)
Interest income	1,833	50	2,572	94
Interest income (expense), net	$1,820	$(170)	$2,530	$(2,877)

For the three and nine months ended September 30, 2022, interest income primarily related to the investment portfolio. See Note 4, “Investments” for additional details on the investment portfolio. For the three and nine months ended September 30, 2021, interest expense primarily related to changes in fair value of the Series A and B warrants (see Note 10, “Stock-based Compensation” for additional details on the warrants). The Company also had expenses for the Midcap loan and tenant improvement allowance notes. Interest expense was included in “Other income (loss), net” on the Condensed Consolidated Statements of Operations.

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

The following tables summarize the Company’s investment portfolio by type of security:

	September 30, 2022
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair values
Money market funds	$401,847	$—	$—	$401,847
Total	$401,847	$—	$—	$401,847

	December 31, 2021
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair values
Money market funds	$155,731	$—	$—	$155,731
U.S. government debt	19,960	—	(33)	19,927
Corporate bonds	61,451	—	(74)	61,377
Certificates of deposit	21,450	—	(10)	21,440
Commercial paper	140,911	3	(12)	140,902
Total	$399,503	$3	$(129)	$399,377

The following table summarizes the classification of the Company’s available-for-sale investments on the Condensed Consolidated Balance Sheets:

(in thousands)	September 30, 2022	December 31, 2021
Cash and cash equivalents	$401,847	$167,931
Investments	—	231,446
Total	$401,847	$399,377

As of September 30, 2022, the Company did not have any available-for-sale investments outstanding. As of December 31, 2021, all of the Company’s available-for-sale investments mature in one year or less.

There were no significant realized or unrealized losses during the three and nine months ended September 30, 2022 and 2021. No impairments were recorded during the three and nine months ended September 30, 2022 and 2021. Realized gains and losses on interest-bearing securities are recorded in “Other income (loss), net,” in the Condensed Consolidated Statements of Income.

Note 5.    Leases

The Company has entered into various long-term real estate leases primarily related to office, research and development and operating activities. The Company has elected to utilize the package of practical expedients under the transition guidance of Accounting Standards Codification (ASC) Topic 842, Leases, which allows Recursion to not reassess whether any existing contract contains a lease, the classification of any existing leases and initial direct costs for any existing leases. The Company’s leases have remaining terms from 1 to 10 years and some of those leases include options that provide Recursion with the ability to extend the lease term for five years. Such options are included in the lease term when it is reasonably certain that the option will be exercised.

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

For the nine months ended September 30, 2022, Recursion entered into several lease modifications resulting in a decrease to the right-of-use assets and lease liabilities of $2.7 million and $2.8 million, respectively. The modifications resulted in an insignificant impact to the Condensed Consolidated Statements of Operations.

In February 2021, the Company entered into a lease agreement for laboratory and office space with approximately 51,869 square feet (the “Industry Lease”). This lease was separated into multiple lease components based on the intended use of the portions of the space. The right of use asset is expected to begin in the first quarter of 2023. The Industry Lease term is five years with a five-year renewal option. The lease includes provisions for escalating rent payments and a tenant improvement allowance of up to $2.1 million. Total fixed lease payments are expected to be approximately $7.6 million with additional variable expenses, including building and amenity expenses. The Company did not control the space or any of the assets being constructed as of September 30, 2022 and therefore no right of use asset or lease liability was recorded on the Condensed Consolidated Balance Sheet as of September 30, 2022.

In May 2022, the Company entered into a lease agreement for laboratory and office space in Toronto, Ontario with approximately 26,320 square feet (the “Toronto Lease”). This lease was separated into multiple lease components based on the intended use of the portions of the space. For some of those components, the right of use began May 2022 when the control of the assets were obtained. The right of use asset for the remaining lease component is expected to begin in the second quarter of 2023. The Toronto Lease terms for each component are ten years with a five-year renewal option. The Toronto Lease includes provisions for escalating rent payments and a tenant improvement allowance of up to $1.5 million. Total fixed payments are expected to be approximately $10.8 million with additional variable expenses, including building expenses.

The components of the lease cost are as follows:

(in thousands)	Three months ended September 30, 2022	Nine months ended September 30, 2022
Operating lease cost	$2,017	$5,801
Variable lease cost	102	772
Lease cost	$2,119	$6,573

Lease term and discount rates as of September 30, 2022 were:

(in thousands)
Operating leases
Weighted-average remaining lease term (years)	7.8
Weighted-average discount rate	7.3%

Maturities of operating lease liabilities as of September 30, 2022 were:

(in thousands)	Operating leases
Remainder of 2022	$2,168
2023	9,490
2024	8,428
2025	8,612
2026	8,863
Thereafter	32,963
Total lease payments	70,524
Less: imputed interest	(18,990)
Present value of lease liabilities	$51,534

Prior to adoption of ASC 842, future minimum lease payments as of December 31, 2021, as disclosed in our 2021 Annual Report, were:

(in thousands)	Amount
2022	$3,977
2023	7,053
2024	7,325
2025	7,513
2026	7,739
Thereafter	26,448
Total minimum payments	$60,055

Total rent expense was $1.7 million and $4.4 million during the three and nine months ended September 30, 2021, respectively.

Note 6.    Goodwill and Intangible Assets

Goodwill

There were no changes to the carrying amount of goodwill during the three and nine months ended September 30, 2022 and 2021. No goodwill impairment was recorded during the three and nine months ended September 30, 2022 and 2021.

Intangible Assets, Net

The following table summarizes intangible assets:

	September 30, 2022			December 31, 2021
(in thousands)	Gross carrying amount	Accumulated Amortization	Net carrying amount	Gross carrying amount	Accumulated Amortization	Net carrying amount
Definite-lived intangible asset	$1,211	$(658)	$553	$911	$(430)	$481
Indefinite-lived intangible asset	904	—	904	904	—	904
Intangible assets, net	$2,115	$(658)	$1,457	$1,815	$(430)	$1,385

Amortization expense was $76 thousand and $228 thousand during the three and nine months ended September 30, 2022 and 2021, respectively. Amortization expense was included in research and development in the Condensed Consolidated Statements of Operations.

The indefinite-lived intangible asset represents the Recursion domain name that the Company purchased. No indefinite-lived intangible asset impairment charges were recorded during the three and nine months ended September 30, 2022 and 2021.

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

Indemnification

The Company has agreed to indemnify its officers and directors for certain events or occurrences, while the officer or director is or was serving at the Company’s request in such capacity. The Company purchases directors and officers liability insurance coverage that provides for reimbursement to the Company for covered obligations. This is intended to limit the Company’s exposure and enable it to recover a portion of any amounts it pays under its indemnification obligations. The Company had no liabilities recorded for these agreements as of September 30, 2022 and December 31, 2021, as no amounts are probable or estimable.

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

Note 8. Common Stock

Each share of Class A common stock entitles the holder to one vote per share and each share of Class B common stock entitles the holder to 10 votes per share on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the Company’s Board of Directors. As of September 30, 2022 and December 31, 2021, no dividends had been declared.

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

All Class B common stock is held by Christopher Gibson, Ph.D., the Company’s Chief Executive Officer (CEO), or his affiliates. As of September 30, 2022, Dr. Gibson and his affiliates held outstanding shares of Class B common stock representing approximately 32% of the voting power of the Company’s outstanding shares. This voting power may increase over time as Dr. Gibson vests in and exercises equity awards outstanding. If all the exchangeable equity awards held by Dr. Gibson had been fully vested, exercised and exchanged for shares of Class B common stock as of September 30, 2022, Dr. Gibson and his affiliates would hold approximately 35% of the voting power of the Company’s outstanding shares. As a result, Dr. Gibson will be able to significantly influence any action requiring the approval of Recursion stockholders, including the election of the Board of Directors; the adoption of amendments to the Company’s certificate of incorporation and bylaws; and the approval of any merger, consolidation, sale of all or substantially all of the Company’s assets, or other major corporate transaction.

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

Accounting
The Company determined that it has one performance obligation under the agreement, which is to perform research and development services for Bayer. Recursion determined the transaction price to be $30.0 million, comprised of the upfront payment. The Company allocated the amount to the single performance obligation. The Company is recognizing revenue over time by measuring progress towards completion of the performance obligation. This method of recognizing revenue requires the Company to make estimates of the total time to provide the services required under the performance obligation. A significant change in these estimates could have a material effect on the timing and amount of revenue recognized in future periods. For the nine months ended September 30, 2021, cost of revenue for this agreement was insignificant and was included within “Research and development” in the Condensed Consolidated Statement of Operations. Recursion has estimated the completion of the performance obligation by 2023.

Additional Revenue Disclosures
Recursion recognized $13.1 million and $26.0 million of operating revenue during the three and nine months ended September 30, 2022, respectively, of which $2.5 million and $7.5 million were included in the unearned revenue balance as of December 31, 2021. All revenue recognized during the three and nine months ended September 30, 2021 was included in the unearned revenue balance as of December 31, 2020. Revenue recognized was from upfront payments received at the inception of the related contracts, which decreased the initial unearned revenue recognized. Unearned revenue of $150.0 million was recorded on the Condensed Consolidated Balance Sheet during the nine months ended September 30, 2022 related to the upfront payment from the Roche collaboration. As of September 30, 2022, the Company had $6.5 million of costs incurred to fulfill a contract on its Condensed Consolidated Balance Sheet within “Other current assets.”

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

As of September 30, 2022, 15,161,662 shares of Class A common stock were available for grant.

The following table presents the classification of stock-based compensation expense for stock options and RSUs for employees and non-employees within the Condensed Consolidated Statements of Operations:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2022	2021	2022	2021
Cost of revenue	$732	$—	$1,560	$—
Research and development	3,674	1,305	7,404	3,000
General and administrative	4,247	1,791	10,534	6,771
Total	$8,653	$3,096	$19,498	$9,771

Stock Options

Stock options generally vest over four years and expire no later than 10 years from the date of grant. The following table summarizes Recursion’s stock option activity during the nine months ended September 30, 2022:

(in thousands except share data)	Shares	Weighted-average exercise price	Weighted-average remaining contractual life (in years)	Aggregate intrinsic value
Outstanding as of December 31, 2021	19,191,714	$3.78	8.1	$260,867
Granted	2,483,336	11.10
Cancelled	(1,435,146)	5.63
Exercised	(3,063,033)	1.79		21,904
Outstanding as of September 30, 2022	17,176,871	$5.04	7.7	$113,301
Exercisable as of September 30, 2022	8,769,773	$3.36	6.9	$69,776

The fair value of options granted to employees is calculated on the grant date using the Black-Scholes option valuation model. The weighted-average grant-date fair values of stock options granted during the nine months ended September 30, 2022 and 2021 were $6.57 and $6.41, respectively.

The following weighted-average assumptions were used to calculate the grant-date fair value of stock options:

	Nine months ended September 30,
	2022	2021
Expected term (in years)	6.2	6.2
Expected volatility	63%	66%
Expected dividend yield	—	—
Risk-free interest rate	1.9%	1.0%

As of September 30, 2022, $32.8 million of unrecognized compensation cost related to stock options is expected to be recognized as expense over approximately the next three years.

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

The following table summarizes Recursion’s RSU activity during the nine months ended September 30, 2022:

	Stock units	Weighted-average grant date fair value
Outstanding as of December 31, 2021	478,136	$23.40
Granted	7,300,841	7.22
Vested	(476,567)	6.74
Forfeited	(323,970)	9.35
Outstanding as of September 30, 2022	6,978,440	$8.13

The fair market value of RSUs vested was $5.6 million during the nine months ended September 30, 2022. As of September 30, 2022, $51.2 million of unrecognized compensation cost related to RSUs is expected to be recognized as expense over approximately the next four years.

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

The following is a summary of the changes in the Company’s Series A and B warrant liability balance during the nine months ended September 30, 2021:

(in thousands)
Balance as of December 31, 2020	$125
Increase in fair value of warrants	2,215
Recorded in equity upon exercise	(2,340)
Balance as of September 30, 2021	$—

Note 11. Income Taxes

The Company did not record any income tax expense during the three and nine months ended September 30, 2022 and 2021. The Company has historically incurred operating losses and maintains a full valuation allowance against its net deferred tax assets. Foreign taxes were insignificant during the three and nine months ended September 30, 2022 and 2021.

Net operating losses (NOLs) and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service (“IRS”) and may become subject to annual limitation due to ownership changes that have occurred previously or that could occur in the future under Section 382 of the Internal Revenue Code, as amended and similar state provisions. These ownership changes may limit the amount of carryforwards that can be utilized annually to offset future taxable income. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50% over a three-year period. The Company has not conducted a study to assess whether a change of control has occurred or whether there have been multiple changes of control since inception due to the significant complexity and cost associated with such a study. If the Company has experienced a change of control, as defined by Section 382, at any time since inception, utilization of the net operating loss carryforwards or research and development tax credit carryforwards would be subject to an annual limitation under Section 382, which is determined by first multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term tax-exempt rate and then could be subject to additional adjustments, as required. Any limitation may result in the expiration of a portion of the net operating loss carryforwards or research and development tax credit carryforwards before utilization. Further, until a study is completed and any limitation is known, no amounts are being presented as an uncertain tax position.

The Company files income tax returns in the United States, Canada, Utah, California and Massachusetts. The Company is not currently under examination in any of these jurisdictions. The Company is subject to income tax examinations on all federal returns since the 2018 tax return.

Note 12. Net Loss Per Share

For the three and nine months ended September 30, 2022 and 2021, Recursion calculated net loss per share of Class A and Class B common stock using the two-class method. Basic net loss per share is computed using the weighted-average number of shares outstanding during the period. Diluted net loss per share is computed using the weighted-average number of shares and the effect of potentially dilutive securities outstanding during the period. Potentially dilutive securities consist of stock options, RSUs and other contingently issuable shares. For periods presented in which the Company reports a net loss, all potentially dilutive shares are anti-dilutive and as such are excluded from the calculation. For the three and nine months ended September 30, 2022 and 2021, the Company reported a net loss and therefore basic and diluted loss per share are the same.

The rights, including the liquidation and dividend rights, of the holders of the Company’s Class A and Class B common stock are identical, except with respect to voting. As a result, the undistributed earnings for each period are allocated based on the contractual participation rights of the Class A and Class B common shares as if the earnings for the period had been distributed. As the liquidation and dividend rights are identical, the undistributed earnings are allocated on a proportionate basis and the resulting amount per share for Class A and Class B common stock was the same during the three and nine months ended September 30, 2022 and 2021.

The following tables set forth the computation of basic and diluted net loss per share of Class A and Class B common stock:

	Three months ended		Nine months ended
	September 30, 2022		September 30, 2022
(in thousands, except share amount)	Class A	Class B	Class A	Class B
Numerator:
Allocation of undistributed earnings	$(57,685)	$(2,759)	$(173,167)	$(8,817)
Denominator:
Weighted average common shares outstanding	165,518,152	7,917,818	163,783,626	8,339,348
Net loss per share, basic and diluted	$(0.35)	$(0.35)	$(1.06)	$(1.06)

	Three months ended		Nine months ended
	September 30, 2021		September 30, 2021
(in thousands, except share amounts)	Class A	Class B	Class A	Class B
Numerator:
Allocation of undistributed earnings	$(44,763)	$(2,664)	$(111,133)	$(10,413)
Denominator:
Weighted average common shares outstanding	159,065,667	9,467,883	101,045,348	9,467,883
Net loss per share, basic and diluted	$(0.28)	$(0.28)	$(1.10)	$(1.10)

The Company excluded the following potential common shares from the computation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Convertible preferred stock	—	—	—	46,324,206
Stock based compensation	12,570,320	16,801,940	10,849,853	15,511,538
Warrants	—	163,958	—	180,479
Total	12,570,320	16,965,898	10,849,853	62,016,223

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

The following tables summarize the Company’s assets and liabilities that are measured at fair value on a recurring basis:

		Basis of fair value measurement
(in thousands)	September 30, 2022	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$401,847	$401,847	$—	$—
Restricted cash	10,244	10,244	—	—
Total assets	$412,091	$412,091	$—	$—

		Basis of fair value measurement
(in thousands)	December 31, 2021	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$155,731	$155,731	$—	$—
Commercial paper	12,000	—	12,000	—
Corporate bonds	200	—	200	—
Restricted cash	10,233	10,233	—	—
Investments:
U.S. government debt	19,927	—	19,927	—
Corporate bonds	61,177	—	61,177	—
Certificates of deposit	21,440	—	21,440	—
Commercial paper	128,902	—	128,902	—
Total assets	$409,610	$165,964	$243,646	$—

In addition to the financial instruments that are recognized at fair value on the Condensed Consolidated Balance Sheet, the Company has certain financial instruments that are recognized at amortized cost or some basis other than fair value. The carrying amount of these instruments are considered to be representative of their approximate fair values.

The following tables summarize the Company’s financial instruments that are not measured at fair value:

	Book values		Fair values
(in thousands)	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
Liabilities
Current portion of notes payable	$95	$90	$95	$90
Notes payable, net of current portion	561	633	561	633
Total liabilities	$656	$723	$656	$723

Note 14. Subsequent Events

On October 27, 2022, Recursion closed on a Stock Purchase Agreement for a Private Placement with certain qualified institutional buyers and institutional accredited investors, pursuant to which the Company sold an aggregate of 15,336,734 shares of the Company’s Class A shares at a purchase price of $9.80 per share for gross proceeds of approximately $150.3 million, before deducting placement agent fees and other expenses. As of the time of the closing of the Private Placement, the shares issued were not registered under the Securities Act of 1933, as amended. In connection with the Private Placement, the Company and the purchasers entered into a Registration Rights Agreement providing for the registration for resale of the shares. On October 28, 2022,

Recursion filed a prospectus supplement, registering the shares issued in the Private Placement for resale. The Company has agreed to use commercially reasonable efforts to keep the registration statement continuously effective until such date that all Registrable Securities (as such term is defined in the Registration Rights Agreement) covered by the registration statement or prospectus supplement have been sold.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion and analysis of the financial condition of Recursion Pharmaceuticals, Inc. (Recursion, the Company, we, us or our) and the results of our operations. This commentary should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and accompanying notes appearing in Item 1, “Financial Statements,” the Company’s audited consolidated financial statements and accompanying notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Annual Report on Form 10-K. This discussion, particularly information with respect to our future results of operations or financial condition, business strategy and plans and objectives of management for future operations, includes forward-looking statements that involve risks and uncertainties as described under the heading "Note About Forward-Looking Statements" in this Quarterly Report on Form 10-Q. You should review the disclosure under the heading "Risk Factors" in our Annual Report on Form 10-K and in this Form 10-Q for a discussion of important factors that could cause our actual results to differ materially from those anticipated in these forward-looking statements.

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

Navigating
(dry-lab)
Recursion OS
INPUTS
Biology
Chemistry
Clinical
VALUE DRIVERS
Products
Partnerships
Induction Labs
(wet-lab)
Mapping

Recursion finished the third quarter of 2022 with a portfolio of clinical stage, preclinical and discovery programs and continued scaling the total number of phenomic experiments to over 163 million, the size of its proprietary data universe to approximately 19 petabytes and the number of biological and chemical relationships to over 2.9 trillion. Data have been generated on the Recursion OS across 47 human cell types, an in-house chemical library of over

1.5 million compounds and an in silico library of 12 billion small molecules, by a growing team of approximately 500 Recursionauts that is balanced between life scientists and computational and technical experts.

Our pipeline reflects the scale and breadth of our approach

Therapeutic Area	Indication	Late Discovery	Preclinical	Phase 1	Phase 2	Phase 3
Oncology	FAMILIAL ADENOMATOUS POLYPOSIS *(APC; est. 50K)*					
	AXIN1/APC MUTANT CANCERS WITH AN INITIAL FOCUS IN HCC AND OVARIAN *(AXIN1/APC mutant cancers including HCC and ovarian; est. 7K)*					
	KRAS/STK11-DRIVEN CHECKPOINT RESISTANCE *(KRAS/STK11; est. 11K)*					
	MYC-DRIVEN ONCOLOGY *(MYC; est. 54K[1])*					
	CANCER IMMUNOTHERAPY TARGET ALPHA *(Multiple; 72K[2])*					
	CANCER IMMUNOTHERAPY TARGET BETA *(Multiple; 15K[2])*					
	HRD-NEGATIVE OVARIAN CANCER TARGET GAMMA *(HRD-negative ovarian cancer; 13K)*					
Rare & Other	CEREBRAL CAVERNOUS MALFORMATION *(CCM; est. 360K[3])*					
	NEUROFIBROMATOSIS TYPE 2 *(NF2; est. 33K[4])*					
	CLOSTRIDIUM DIFFICILE COLITIS *(est. 730K)*					

Partnership Programs

MULTIPLE PROGRAMS ADVANCING SIMULTANEOUSLY

More than a dozen early discovery and research programs in oncology, neuroscience, inflammation & immunology, and rare disease

All populations defined above are US and EU5 incidence unless otherwise noted. EU5 is defined as France, Germany, Italy, Spain and UK. (1) Our program has the potential to address a number of indications driven by *MYC* alterations, totalling 54,000 patients in the US and EU5 annually. We have not finalized a target product profile for a specific indication. (2) Our program has the potential to address a number of indications in this space. (3) Prevalence for hereditary and sporadic symptomatic population. (4) Annual US and EU5 incidence for all *NF2*-driven meningiomas.

Summary of Business Highlights

Internal Pipeline

•Cerebral Cavernous Malformation (CCM) (REC-994): In March 2022, we announced the initiation of our Phase 2 SYCAMORE clinical trial, which is a double-blind, placebo-controlled safety, tolerability and exploratory efficacy study of this drug candidate in 60 participants with CCM. At this time, we continue to actively enroll participants.
•Neurofibromatosis Type 2 (NF2) (REC-2282): In June 2022, we announced the initiation of our Phase 2/3 POPLAR clinical trial, which is a parallel group, two stage, randomized, multicenter study of this drug candidate in approximately 90 participants with progressive NF2-mutated meningiomas. At this time, we continue to actively enroll participants.
•Familial Adenomatous Polyposis (FAP) (REC-4881): In September 2022, we announced the initiation of our Phase 2 TUPELO clinical trial, which is a multicenter, randomized, double-blind, placebo-controlled two-part clinical trial to evaluate efficacy, safety, and pharmacokinetics of REC-4881 in patients with FAP.
•AXIN1/APC Mutant Cancers (REC-4881): Subsequent to the nine months ended September 30, 2022, in October 2022, we announced the nomination of REC-4881 for the potential treatment of AXIN1/APC mutant cancers with an initial focus on hepatocellular carcinoma and ovarian cancer. We have prioritized resources to accelerate planning to initiate a Phase 2 trial. The advancement of this program highlights our intent to focus our internal pipeline on oncology and oncology-like opportunities.
•Clostridium difficile Colitis (REC-3964): In September 2022, we announced the initiation of our Phase 1 clinical trial, which is a first-in-human protocol evaluating single and multiple doses of REC-3964 in healthy volunteers and will assess the safety, tolerability and pharmacokinetic profile of REC-3964.
•GM2 Gangliosidosis (REC-3599): Due to the advancement of our program in AXIN1/APC mutant cancers and the increasing number of oncology programs moving towards the clinic, we deprioritized our GM2 gangliosidosis program and redirected resources. We will make efforts to work with patient foundations to transfer relevant scientific knowledge.

Transformational Collaborations

We continue to advance efforts to potentially discover new therapeutics with our strategic partners in the areas of fibrotic disease (Bayer) as well as neuroscience and a single indication in gastrointestinal oncology (Roche and Genentech).

Recursion OS

•Transcriptomics and Industrialized Validation: We continue to build out our scaled transcriptomics platform which has now been adopted into the research operating plans of the majority of Recursion’s active programs in order to drive validation, lead selection, and optimization. We are developing an end-to-end industrialized validation process in order to translate phenomic and transcriptomic insights from our maps of biology and chemistry.
•InVivomics and Digital Tolerability: Digital tolerability is a novel in vivo method for analytical dose selection and interpretation prior to initiating efficacy studies. By the end of the year, we are planning to have 100% of new chemical entities evaluated using digital tolerability before starting any long-term efficacy studies in animals. Furthermore, we continue to increase the dimensionality of digital biomarker signals measured in our preclinical in vivo studies.
•Chemical Technology and Machine Learning: We have completed the design of the remaining core component modules of our automated chemical microsynthesis platform. We envision advanced machine learning approaches as guiding experiment design and drug candidate selection while exploring new ways of building maps of biology and chemistry in order to improve our ability to predict treatments and understand causal mechanisms. Likewise, in the third quarter, we began an initiative in molecular modeling to use predictive and generative methods to drive chemistry optimization.

Additional Corporate Updates

•Private Placement Offering: On October 27, 2022, we completed a Private Placement of common stock, raising gross proceeds of approximately $150.3 million, before deducting placement agent fees and other expenses. See Note 14, “Subsequent Events” to the Condensed Consolidated Financial Statements for additional details.
•ESG Reporting: In August 2022, we announced receiving a Prime Rating for ESG performance from the industry-renowned Institutional Shareholder Services (ISS). A Prime Rating is awarded to companies with ESG performance above a sector-specific threshold and is assessed by ISS using an "absolute best in class" methodology.

Financing and Operations

We were incorporated in November 2013. On April 20, 2021, we closed our Initial Public Offering (IPO) and issued 27,878,787 shares of Class A common stock at a price of $18.00 per share, raising gross and net proceeds of $501.8 million and $462.4 million, respectively. Prior to our IPO, we had raised approximately $448.9 million in equity financing from investors in addition to $30.0 million in an upfront payment from our collaboration with Bayer AG (Bayer). In December 2021, we announced a collaboration with Roche and received an upfront payment of $150.0 million in January 2022. See Note 9, “Collaborative Development Contracts” to the Condensed Consolidated Financial Statements for additional information. On October 27, 2022, Recursion completed a Private Placement, pursuant to which the Company sold an aggregate of 15,336,734 Class A shares at a purchase price of $9.80 per share for gross proceeds of approximately $150.3 million, before deducting placement agent fees and other expenses. See Note 14, “Subsequent Events” to the Condensed Consolidated Financial Statements for additional details.

We use the capital we have raised to fund operations and investing activities across platform research operations, drug discovery, clinical development, digital and other infrastructure, creation of our portfolio of intellectual property and administrative support. We do not have any products approved for commercial sale and have not generated any revenues from product sales. We had unrestricted cash and cash equivalents of $454.6 million as of September 30, 2022. Based on our current operating plan, we believe that our cash and cash equivalents will be sufficient to fund our operations for at least the next twelve months.

Since inception, we have incurred significant operating losses. Our net losses were $60.4 million and $182.0 million during the three and nine months ended September 30, 2022, respectively. Our net losses were $47.4 million and $121.5 million during the three and nine months ended September 30, 2021, respectively. As of September 30, 2022, our accumulated deficit was $582.1 million. We anticipate that our expenses and operating losses will increase substantially over the foreseeable future. The expected increase in expenses will be driven in large part by our ongoing activities, if and as we: continue to advance our platform; continue preclinical development of our current and future product candidates and initiate additional preclinical studies; commence clinical studies of our current and future product candidates; establish our manufacturing capability, including developing our contract development and manufacturing relationships and building our internal manufacturing facilities; acquire and license technologies aligned with our platform; seek regulatory approval of our current and future product candidates; expand our operational, financial and management systems and increase personnel, including personnel to support our preclinical and clinical development, manufacturing and commercialization efforts; continue to develop, grow, perfect and defend our intellectual property portfolio; and incur additional legal, accounting, or other expenses in operating our business, including the additional costs associated with operating as a public company.

We anticipate that we will need to raise additional financing in the future to fund our operations, including the potential commercialization of any approved product candidates. See Note 14, “Subsequent Events” to the Condensed Consolidated Financial Statements for details on a Stock Purchase Agreement for a Private Placement with certain qualified institutional buyers and institutional accredited investors that closed subsequent to September 30, 2022. Until such time, if ever, as we can generate significant product revenue, we expect to finance our operations with our existing cash and cash equivalents, any future equity or debt financings and upfront, milestone and royalty payments, if any, received under current or future license or collaboration agreements. We may not be able to raise additional capital on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, results of operations and financial condition may be adversely affected.

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

Results of Operations

The following table summarizes our results of operations:

(in thousands, except percentages)	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2022	2021	$	%	2022	2021	$	%
Revenue
Operating revenue	$13,053	$2,500	$10,553	>100%	$26,005	$7,500	$18,505	>100%
Grant revenue	107	34	74	>100%	162	145	17	12.1%
Total revenue	13,160	2,534	10,627	>100%	26,167	7,645	18,522	>100%

Operating costs and expenses
Cost of revenue	15,409	—	15,409	n/m	37,435	—	37,435	n/m
Research and development	40,836	33,246	7,590	22.8%	111,716	86,979	24,736	28.4%
General and administrative	19,488	15,690	3,798	24.2%	61,761	38,481	23,280	60.5%
Total operating costs and expenses	75,733	48,936	26,797	54.8%	210,912	125,460	85,451	68.1%

Loss from operations	(62,573)	(46,402)	(16,170)	34.8%	(184,745)	(117,815)	(66,929)	56.8%
Other income (loss), net	2,128	(1,026)	3,154	>100%	2,761	(3,731)	6,492	>100%
Net loss	$(60,445)	$(47,428)	$(13,016)	27.4%	$(181,984)	$(121,546)	$(60,437)	49.7%

n/m = Not meaningful

Summary

Our financial performance during the three and nine months ended September 30, 2022 compared to the prior periods included; (i) a decrease in platform research and development costs due to a reallocation of spending to cost of revenue for our strategic partnerships; (ii) an increase in revenue recognized due to our strategic partnership with Roche; and (iii) the incurrence of cost of revenue due to our strategic partnerships. Additionally, our financial results reflected added funding to support our emerging early- and mid-stage pipeline assets and continued growth of the Company.

Revenue

The following table summarizes our components of revenue:

(in thousands, except percentages)	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2022	2021	$	%	2022	2021	$	%
Revenue
Operating revenue	$13,053	$2,500	$10,553	>100%	$26,005	$7,500	$18,505	>100%
Grant revenue	107	34	74	>100%	162	145	17	12.1%
Total revenue	$13,160	$2,534	$10,627	>100%	$26,167	$7,645	$18,522	>100%

For the three and nine months ended September 30, 2022, the increase in revenue compared to prior period was due to revenue recognized from our strategic partnership with Roche, which commenced in January 2022.

Cost of Revenue

The following table summarizes our cost of revenue:

(in thousands, except percentages)	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2022	2021	$	%	2022	2021	$	%
Total cost of revenue	$15,409	$—	$15,409	n/m	$37,435	$—	$37,435	n/m

For the three and nine months ended September 30, 2022, the increase in cost of revenue compared to prior period was due to our strategic partnerships. For the three and nine months ended September 30, 2021, cost of revenue was insignificant and was included within “Research and development” in the Condensed Consolidated Statement of Operations.

Research and Development

The following table summarizes our components of research and development expense:

(in thousands, except percentages)	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2022	2021	$	%	2022	2021	$	%
Research and development expense
Platform	$11,376	$13,212	$(1,836)	(13.9)%	$27,376	$35,082	$(7,706)	(22.0)%
Discovery	12,119	10,302	1,817	17.6%	36,878	26,888	9,990	37.2%
Clinical	11,927	4,944	6,983	>100%	35,590	13,480	22,110	>100%
Stock based compensation	3,772	1,386	2,386	>100%	7,702	3,157	4,545	>100%
Other	1,642	3,402	(1,760)	(51.7)%	4,170	8,372	(4,202)	(50.2)%
Total research and development expense	$40,836	$33,246	$7,590	22.8%	$111,716	$86,979	$24,737	28.4%

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

For the three and nine months ended September 30, 2022, the increase in research and development expenses compared to prior period was primarily due to increased clinical costs as studies progressed. The Company initiated three Phase 2 or Phase 2/3 studies and one Phase 1 study in 2022. Additionally, discovery costs have increased driven by additional personnel as the Company continues to expand its capabilities in this area including in transcriptomics, invivomics, ADMET and DMPK. These increases were partially offset by a decrease in platform costs due to a reallocation of spending to cost of revenue for our strategic partnerships.

General and Administrative Expense

The following table summarizes our general and administrative expense:

(in thousands, except percentages)	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2022	2021	$	%	2022	2021	$	%
Total general and administrative expense	$19,488	$15,690	$3,798	24.2%	$61,761	$38,481	$23,280	60.5%

For the three and nine months ended September 30, 2022, the increase in general and administrative expense compared to prior period was due to the growth in size of the Company’s operations including increased salaries and wages of $4.0 million and $12.4 million, respectively, a fixed asset write-down during the nine months ended September 30, 2022 of $2.8 million, increased rent expense during the three and nine months ended September 30, 2022 of $0.4 million and $2.2 million, respectively, and increases in other administrative costs associated with operating a public company.

Other Income (Loss), Net

The following table summarizes our components of other income (loss), net:

(in thousands, except percentages)	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2022	2021	$	%	2022	2021	$	%
Interest expense	$(13)	$(220)	$207	(93.9)%	$(42)	$(2,971)	$2,929	(98.6)%
Interest income	1,833	50	1,783	>100%	2,572	94	2,478	>100%
Loss on debt extinguishment	—	(827)	827	(100.0)%	—	(827)	827	(100.0)%
Other	308	(29)	337	n/m	231	(27)	258	n/m
Other income (loss), net	$2,128	$(1,026)	$3,154	n/m	$2,761	$(3,731)	$6,492	n/m

For the three and nine months ended September 30, 2022, the increase in other income (loss), net compared to the prior year was driven by a decrease in interest expense from the 2021 the Midcap loan settlement and an increase in interest income from our investment portfolio. See Note 3, “Supplemental Financial Information” to the Condensed Consolidated Financial Statements for additional details on the Midcap loan agreement and see Note 4, “Investments” for additional details on the investment portfolio.

Liquidity and Capital Resources

Sources of Liquidity

We have not yet commercialized any products and do not expect to generate revenue from the sales of any product candidates for at least several years. Unrestricted cash, cash equivalents and investments totaled $454.6 million and $516.6 million as of September 30, 2022 and December 31, 2021, respectively.

We have incurred operating losses and experienced negative operating cash flows and we anticipate that the Company will continue to incur losses for at least the foreseeable future. Our net loss was $60.4 million and $182.0 million during the three and nine months ended September 30, 2022, respectively. Our net loss was $47.4 million and $121.5 million during the three and nine months ended September 30, 2021, respectively. As of September 30, 2022 and December 31, 2021, we had an accumulated deficit of $582.1 million and $400.1 million, respectively.

We have financed our operations through the private placements of preferred stock and an IPO. As of September 30, 2022, we have received proceeds of $448.9 million from the sale of preferred stock. We received net proceeds of $462.4 million from the IPO. See Note 8, “Common Stock” to the Condensed Consolidated Financial Statements for additional details on the IPO. Subsequent to September 30, 2022, on October 27, 2022, Recursion completed a Private Placement, pursuant to which the Company sold an aggregate of 15,336,734 Class A shares at a purchase price of $9.80 per share for gross proceeds of approximately $150.3 million, before deducting placement agent fees and other expenses. See Note 14, “Subsequent Events” to the Condensed Consolidated Financial Statements for additional details.

In January 2022, we received an upfront payment of $150.0 million from our strategic partnership with Roche. In October 2020, we received a $30.0 million upfront payment from our strategic partnership with Bayer. See Note 9, “Collaborative Development Contracts” to the Condensed Consolidated Financial Statements for information on these collaborations.

Cash Flows

The following table is a summary of the Condensed Consolidated Statements of Cash Flows:

	Nine months ended September 30,
(in thousands)	2022	2021
Cash used in operating activities	$(38,776)	$(97,456)
Cash provided by (used in) investing activities	201,228	(219,501)
Cash provided by financing activities	7,089	454,744
Net increase in cash and cash equivalents	$169,541	$137,787

Operating Activities
Cash used by operating activities decreased from the nine months ended September 30, 2021 as we received an upfront payment of $150.0 million from our strategic partnership with Roche. That cash inflow was offset by cash used for cost of revenue, research and development and general and administrative expenses. Cash used by operating activities increased from the nine months ended September 30, 2020 as a result of higher costs incurred for research and development and general and administrative expenses due to the Company’s growth.

Investing Activities
Cash provided by investing activities during the nine months ended September 30, 2022 was driven by sales and maturities of investments of $230.6 million, partially offset by purchases of property and equipment of $29.1 million.
Cash used by investing activities during the nine months ended September 30, 2021 primarily consisted of investment purchases of $184.2 million and property and equipment purchases of $35.3 million, which included $17.9 million for the purchase of a Dell EMC supercomputer.

Financing Activities
Cash provided by financing activities during the nine months ended September 30, 2022 primarily included proceeds from equity incentive plans of $7.2 million. Cash provided by financing activities during the nine months ended September 30, 2021 primarily included $462.4 million of net proceeds from the IPO. Financing cash flows also included an outflow of $12.7 million for the repayment of long-term debt on the Midcap loan.

Critical Accounting Estimates and Policies

A summary of the Company’s significant accounting estimates and policies is included in Note 2, “Summary of Significant Accounting Policies” in our 2021 Annual Report. There were no significant changes in the Company’s application of its critical accounting policies during the nine months ended September 30, 2022.

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

The Company expects to remain an EGC until December 31, 2022.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Inflation Risk and Market Volatility

In recent months, inflation has continued to increase significantly in the U.S. and overseas resulting in rising costs for transportation, wages, construction and other goods and services. Inflation and supply chain disruptions have increased our overall operating expenses. In addition, the capital and credit markets have been experiencing volatility and disruption, which has exerted downward pressure on stock prices and credit capacity. There is no assurance that such markets will be a source of future financing for Recursion, nor that other funding sources would be available or sufficient, particularly if current levels of market disruption and volatility continue or worsen. Although we do not believe that the above conditions have materially changed our overall financial position, if our costs continue to increase, we may not be able to fully offset those increased costs through reduced spending or additional financing efforts and failure to do so could harm our business, financial condition and results of operations.

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

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives as management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2022, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. For a detailed discussion of the risks that affect our business, please refer to the sections titled “Risk Factor Summary” and “Part I. Item 1A. Risk Factors” in our 2021 Form 10-K.

The risk factors set forth below represent new risk factors or those containing changes to the similarly titled risk factor included in the sections titled “Part I. Item 1A. Risk Factors” of our 2021 Form 10-K and “Part II. Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q filed with the SEC for the quarter ended June 30, 2022.

Healthcare legislative reform measures in the U.S. and abroad, such as changes in healthcare spending and policy, may have a material adverse effect on our business and results of operations.

We operate in a highly regulated industry, and new laws and regulations, or new interpretations of laws and regulations by regulatory bodies or the courts, related to healthcare availability and the method of delivery of, or payment for, healthcare products and services could negatively impact our business. The U.S. and many foreign jurisdictions have enacted or proposed legislative and regulatory changes affecting the healthcare system that could impact our clinical trials; prevent or delay marketing approval of our current or future drug candidates; restrict or regulate potential post-approval activities; and/or affect our ability to profitably sell a product for which we obtain marketing approval. For any of our drug candidates that receive marketing approval, such laws and regulations could require, for example, (i) changes to our manufacturing arrangements; (ii) additions or modifications to product labeling; (iii) the recall or discontinuation of our products; and/or (iv) additional record-keeping and data-transfer requirements.

There have been, and likely will continue to be, legislative and regulatory proposals at the U.S. federal and state levels and abroad directed at increasing the availability of healthcare and containing or lowering healthcare costs. For example, the Affordable Care Act (ACA) substantially changed the way healthcare is financed by both governmental and private insurers in the U.S., and significantly impacted the pharmaceutical industry. Since the ACA was enacted, there continue to be changes to certain aspects of the law by Congress, Executive Order and court decisions.

There also have been U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, (i) bring more transparency to drug pricing, including that of specialty drugs; (ii) reduce the cost of prescription drugs under Medicare, which may result in a similar reduction in payments from private payors; (iii) review the relationship between pricing and manufacturer patient programs; and (iv) reform government program reimbursement methodologies for drugs. For example, the recently enacted federal Inflation Reduction Act (IRA) contains provisions that could have an adverse effect on our ability to generate revenue, attain profitability, or commercialize our product candidates if approved, as the statute includes provisions intended to reduce the cost of prescription drugs under Medicare. In addition to the direct impact of the IRA on federal drug reimbursement, the statute may also lead to similar reductions in payments from private payers. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare and/or impose price controls may adversely affect:

•the demand for our current or future drug candidates, if we obtain regulatory approval;
•our ability to set a price that we believe is fair for our products;
•our ability to obtain coverage and reimbursement approval for a product;
•our ability to generate revenue and achieve or maintain profitability;
•the level of taxes that we are required to pay; and
•the availability of capital.

Any such legislative or other reform measures and changes in healthcare spending and policy could result in increased costs to us, reduced demand for our current or future drug candidates and additional pricing pressures, which could have a material adverse effect on our business, results of operations and prospects.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Sales of Unregistered Securities

Stock Option Exercises
For the nine months ended September 30, 2022, we issued 163,950 shares of our Class A common stock to our employees, directors, advisors and consultants upon the exercise of stock options under our Key Personnel Incentive Stock Plan for aggregate consideration of approximately $49 thousand. The shares of Class A common stock issued upon the exercise of stock options were issued pursuant to written compensatory plans or arrangements with our employees, directors, advisors and consultants, in reliance on the exemption provided by Rule 701 promulgated under the Securities Act of 1933, as amended, or pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, relative to transactions by an issuer not involving any public offering, to the extent an exemption from such registration was required. All recipients either received adequate information about our company or had access, through employment or other relationships, to such information.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 8, 2022.

RECURSION PHARMACEUTICALS, INC.

By:	/s/ Christopher Gibson
Christopher Gibson
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Michael Secora
Michael Secora
Chief Financial Officer
(Principal Financial and Accounting Officer)