Form 10-Q
period 2023-03-31
RECURSION PHARMACEUTICALS, INC.
filed 2023-05-08
CIK 1601830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
or
 ☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 001-40323

RECURSION PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

 Delaware________________________________________________46-4099738
(State or other jurisdiction of incorporation or organization)________________(I.R.S. Employer Identification No.)

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

As of April 30, 2023, there were 184,643,171 and 7,716,209 of the registrant’s Class A and B common stock, par value $0.00001 per share, outstanding, respectively.

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

•our research and development programs;
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
•the timing, scope, or likelihood of regulatory filings and approvals, including the timing of Investigational New Drug applications and final approval by the U.S. Food and Drug Administration, or FDA, of our current drug candidates and any other future drug candidates, as well as our ability to maintain any such approvals;
•the timing, scope, or likelihood of foreign regulatory filings and approvals, including our ability to maintain any such approvals;
•the size of the potential market opportunity for our drug candidates, including our estimates of the number of patients who suffer from the diseases we are targeting and potential annual sales;
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
•our expectations related to the performance and benefits of our BioHive supercomputer;
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
ii

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
•our ability to obtain and negotiate favorable terms of, any collaboration, licensing, or other arrangements that may be necessary or desirable to research, develop, manufacture, or commercialize our platform and drug candidates;
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
iii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Recursion Pharmaceuticals, Inc.
Condensed Consolidated Balance Sheets (unaudited)
(in thousands, except share and per share amounts)

	March 31,	December 31,
	2023	2022
Assets
Current assets
Cash and cash equivalents	$473,145	$549,912
Restricted cash	1,311	1,280
Other receivables	2,057	2,753
Other current assets	15,612	15,869
Total current assets	492,125	569,814

Restricted cash, non-current	7,920	7,920
Property and equipment, net	90,004	88,192
Operating lease right-of-use assets	35,116	33,255
Intangible assets, net	1,318	1,306
Goodwill	801	801
Other assets, non-current	82	—
Total assets	$627,366	$701,288

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$4,247	$4,586
Accrued expenses and other liabilities	25,041	32,904
Unearned revenue	57,761	56,726
Notes payable	661	97
Operating lease liabilities	4,440	5,952
Total current liabilities	92,150	100,265

Unearned revenue, non-current	57,091	70,261
Notes payable, non-current	1,179	536
Operating lease liabilities, non-current	46,771	44,420
Total liabilities	197,191	215,482

Commitments and contingencies (Note 6)

Stockholders’ equity
Common stock, $0.00001 par value; 2,000,000,000 shares (Class A 1,989,032,117 and Class B 10,967,883) authorized as of March 31, 2023 and December 31, 2022; 192,230,854 shares (Class A 184,514,645 and Class B 7,716,209) and 191,022,864 shares (Class A 183,209,655 and Class B 7,813,209) issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	2	2
Additional paid-in capital	1,135,056	1,125,360
Accumulated deficit	(704,883)	(639,556)
Total stockholders’ equity	430,175	485,806

Total liabilities and stockholders’ equity	$627,366	$701,288

See the accompanying notes to these condensed consolidated financial statements.

Recursion Pharmaceuticals, Inc.
Condensed Consolidated Statements of Operations (unaudited)
(in thousands, except share and per share amounts)

	Three months ended March 31,
	2023	2022
Revenue
Operating revenue	$12,134	$5,299
Grant revenue	—	34
Total revenue	12,134	5,333

Operating costs and expenses
Cost of revenue	12,448	7,799
Research and development	46,677	32,441
General and administrative	22,874	21,074
Total operating costs and expenses	81,999	61,314

Loss from operations	(69,865)	(55,981)
Other income, net	4,538	2
Net loss	$(65,327)	$(55,979)

Per share data
Net loss per share of Class A and B common stock, basic and diluted	$(0.34)	$(0.33)
Weighted-average shares (Class A and B) outstanding, basic and diluted	191,618,238	170,690,392

See the accompanying notes to these condensed consolidated financial statements.

Recursion Pharmaceuticals, Inc.
Condensed Consolidated Statements of Comprehensive Loss (unaudited)
(in thousands)

	Three months ended March 31,
	2023	2022
Net loss	$(65,327)	$(55,979)

Unrealized loss on investments	—	(222)
Net realized loss on investments reclassified into net loss	—	39
Other comprehensive loss	—	(183)
Comprehensive loss	$(65,327)	$(56,162)

See the accompanying notes to these condensed consolidated financial statements.

Recursion Pharmaceuticals, Inc.
Condensed Consolidated Statements of Stockholders’ Equity (Deficit) (unaudited)
(in thousands, except share amounts)

	Common Stock (Class A and B)		Additional Paid-in-Capital	Accumulated Deficit	Accumulated other comprehensive loss	Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2022	191,022,864	$2	$1,125,360	$(639,556)	$—	$485,806
Net loss	—	—	—	(65,327)	—	(65,327)
Stock option exercises and other	1,207,990	—	882	—	—	882
Stock-based compensation	—	—	8,814	—	—	8,814
Balance as of March 31, 2023	192,230,854	$2	$1,135,056	$(704,883)	$—	$430,175

	Common Stock (Class A and B)		Additional Paid-in-Capital	Accumulated Deficit	Accumulated other comprehensive loss	Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2021	170,272,462	$2	$943,142	$(400,080)	$(126)	$542,938
Net loss	—	—	—	(55,979)	—	(55,979)
Other comprehensive loss	—	—	—	—	(183)	(183)
Stock option exercises and other	805,626	—	1,158	—	—	1,158
Stock-based compensation	—	—	5,632	—	—	5,632
Balance as of March 31, 2022	171,078,088	$2	$949,932	$(456,059)	$(309)	$493,566

See the accompanying notes to these condensed consolidated financial statements.

Recursion Pharmaceuticals, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Three months ended March 31,
	2023	2022
Cash flows from operating activities
Net loss	$(65,327)	$(55,979)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	3,728	2,767
Stock-based compensation	8,814	5,632
Fixed asset impairment	1,169	—
Lease expense	1,988	1,742
Other, net	716	402
Changes in operating assets and liabilities:
Other receivables and assets	(317)	(7,551)
Unearned revenue	(12,134)	144,701
Accounts payable	(339)	1,344
Accrued development expense	676	1,413
Accrued expenses and other current liabilities	(9,846)	(15,903)
Operating lease liabilities	(2,444)	(1,265)
Other, net	—	85
Net cash provided by (used in) operating activities	(73,316)	77,388

Cash flows from investing activities
Purchases of property and equipment	(5,175)	(4,342)
Purchase of an intangible asset	(165)	—
Sales and maturities of investments	—	147,646
Net cash provided by (used in) investing activities	(5,340)	143,304

Cash flows from financing activities
Proceeds from equity incentive plans	1,946	2,106
Repayment of long-term debt	(24)	(22)
Net cash provided by financing activities	1,922	2,084

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2)	—

Net change in cash, cash equivalents and restricted cash	(76,736)	222,776
Cash, cash equivalents and restricted cash, beginning of period	559,112	295,349
Cash, cash equivalents and restricted cash, end of period	$482,376	$518,125

Supplemental schedule of non-cash investing and financing activities
Accrued property and equipment	$244	$4,328
Right-of-use asset additions and modifications	3,520	1,548
Financed equipment purchase	1,214	—

Supplemental schedule of cash flow information
Cash paid for operating leases	$2,444	$1,265
Cash paid for interest	13	14

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

As of March 31, 2023, the Company had an accumulated deficit of $704.9 million. The Company expects to incur substantial operating losses in future periods and will require additional capital to advance its drug candidates. The Company does not expect to generate significant revenue until the Company successfully completes significant drug development milestones with its subsidiaries or in collaboration with third parties, which the Company expects will take a number of years. In order to commercialize its drug candidates, the Company or its partners need to complete clinical development and comply with comprehensive regulatory requirements. The Company is subject to a number of risks and uncertainties similar to those of other companies of the same size within the biotechnology industry, such as the uncertainty of clinical trial outcomes, uncertainty of additional funding and a history of operating losses.

The Company has funded its operations to date primarily through the issuance of convertible preferred stock and the issuance of Class A common stock (see Note 7, “Common Stock” for additional details). Additionally, we have received payments of $180.0 million from our strategic partnerships (see Note 8, “Collaborative Development Contracts” for additional details). Recursion will likely be required to raise additional capital. As of March 31, 2023, the Company did not have any unconditional outstanding commitments for additional funding. If the Company is unable to access additional funds when needed, it may not be able to continue the development of its products or the Company could be required to delay, scale back or abandon some or all of its development programs and other operations. The Company’s ability to access capital when needed is not assured and, if not achieved on a timely basis, could materially harm its business, financial condition and results of operations.

Recursion believes that the Company’s existing cash and cash equivalents will be sufficient to fund the Company’s operating expenses and capital expenditures for at least the next 12 months.

Note 2. Basis of Presentation

Basis of Presentation

The unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC). Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP) have been condensed or omitted. These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes for the year ended December 31, 2022.

It is management’s opinion that these condensed consolidated financial statements include all normal and recurring adjustments necessary for a fair presentation of the Company’s financial statements. Revenues and net loss for any interim period are not necessarily indicative of future or annual results.

Recent Accounting Pronouncements

New accounting pronouncements are routinely issued by the Financial Accounting Standards Board (FASB) or other standard setting bodies and adopted by Recursion as of the specified effective date. The Company does not expect the impact of recently issued standards that are not yet effective will have a material impact on its condensed consolidated financial statements and disclosures.

Note 3.    Supplemental Financial Information

Property and Equipment

	March 31,	December 31,
(in thousands)	2023	2022
Lab equipment	$53,323	$47,524
Leasehold improvements	42,958	41,872
Office equipment	21,839	20,164
Construction in progress	5,518	8,747
Property and equipment, gross	123,638	118,307
Less: Accumulated depreciation	(33,634)	(30,115)
Property and equipment, net	$90,004	$88,192

Depreciation expense on property and equipment was $3.6 million and $2.7 million during the three months ended March 31, 2023 and 2022, respectively. The Company recorded an impairment of $1.2 million during the three months ended March 31, 2023 related to a construction project for leasehold improvements as the Company no longer intended to use them. The impairment was recorded in “General and Administrative” in the Condensed Consolidated Statements of Operations.

For the three months ended March 31, 2023, the Company initiated and completed a project to upgrade the BioHive supercomputer for $1.7 million. The supercomputer was classified as office equipment in the above table. The increase in lab equipment from the prior year was driven by the completion of several labs in the headquarters expansion. The majority of the balance was included in construction in progress in the prior year. The construction in progress balance primarily relates to lab equipment under construction.

Accrued Expenses and Other Liabilities

	March 31,	December 31,
(in thousands)	2023	2022
Accrued compensation	$10,240	$20,433
Accrued development expenses	4,048	3,372
Accrued early discovery expenses	3,227	3,192
Materials received not invoiced	4,036	2,028
Accrued other expenses	3,490	3,879
Accrued expense and other liabilities	$25,041	$32,904

Notes Payable

In January 2023, the Company entered into a financing agreement for borrowing $1.9 million as part of the supercomputer upgrade project. The debt will be repaid over a three-year period at a 7% interest rate. As of March 31, 2023, the outstanding balance was $1.2 million.

In 2018, the Company borrowed $992 thousand, which was available as part of a lease agreement for use on tenant improvements. Under the terms of the lease, the note will be repaid over a 10-year period at an 8% interest rate. As of March 31, 2023, the outstanding balance was $609 thousand.

Interest Income, Net

	Three months ended March 31,
(in thousands)	2023	2022
Interest income	$4,660	$87
Interest expense	(19)	(14)
Interest income, net	$4,641	$73

For the three months ended March 31, 2023, interest income primarily related to earnings on cash and cash equivalents in money market funds. Interest income was included in “Other income, net” on the Condensed Consolidated Statements of Operations.

Note 4.    Leases

The Company has entered into various long-term real estate leases primarily related to office, research and development and operating activities. The Company’s leases have remaining terms from 1 to 10 years, and some of those leases include options that provide Recursion with the ability to extend the lease term for five years. The options are included in the lease term when it is reasonably certain that the option will be exercised.

For the three months ended March 31, 2023, Recursion entered into a lease modification resulting in an increase to the related right-of-use asset and lease liability of $3.5 million. The modification had no impact to the Condensed Consolidated Statements of Operations.

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

See Note 6, “Commitments and Contingencies” for information on the Industry lease.

The components of the lease cost are as follows:

	Three months ended March 31,
(in thousands)	2023	2022
Operating lease cost	$1,998	$1,827
Variable lease cost	657	204
Lease cost	$2,655	$2,031

Lease term and discount rates as of March 31, 2023 were:

(in thousands)	March 31, 2023
Operating leases
Weighted-average remaining lease term (years)	7.3
Weighted-average discount rate	7.6%

Maturities of operating lease liabilities as of March 31, 2023 were:

(in thousands)	March 31, 2023
Remainder of 2023	$5,906
2024	9,561
2025	9,745
2026	9,996
2027	10,254
Thereafter	24,081
Total lease payments	69,543
Less: imputed interest	(18,332)
Present value of lease liabilities	$51,211

Note 5.    Goodwill and Intangible Assets

Goodwill

There were no changes to the carrying amount of goodwill during the three months ended March 31, 2023 and 2022. No goodwill impairment was recorded during the three months ended March 31, 2023 and 2022.

Intangible Assets, Net

The following table summarizes intangible assets:

	March 31, 2023			December 31, 2022
(in thousands)	Gross carrying amount	Accumulated Amortization	Net carrying amount	Gross carrying amount	Accumulated Amortization	Net carrying amount
Definite-lived intangible asset	$1,376	$(962)	$414	$1,211	$(809)	$402
Indefinite-lived intangible asset	904	—	904	904	—	904
Intangible assets, net	$2,280	$(962)	$1,318	$2,115	$(809)	$1,306

Amortization expense was $152 thousand and $76 thousand during the three months ended March 31, 2023 and 2022, respectively. Amortization expense was included in research and development in the Condensed Consolidated Statements of Operations.

The indefinite-lived intangible asset represents the Recursion domain name that the Company purchased. No indefinite-lived intangible asset impairment charges were recorded during the three months ended March 31, 2023 and 2022.

Note 6. Commitments and Contingencies

Contract Obligations

In the normal course of business, the Company enters into contracts with clinical research organizations, drug manufacturers and other vendors for preclinical and clinical research studies, research and development supplies and other services and products for operating purposes. These contracts generally provide for termination on notice and are cancellable contracts.

Indemnification

The Company has agreed to indemnify its officers and directors for certain events or occurrences, while the officer or director is or was serving at the Company’s request in such capacity. The Company purchases directors and officers liability insurance coverage that provides for reimbursement to the Company for covered obligations and this is intended to limit the Company’s exposure and enable it to recover a portion of any amounts it pays under its indemnification obligations. The Company had no liabilities recorded for these agreements as of March 31, 2023 and December 31, 2022, as no amounts were probable.

Employee Agreements

The Company has signed employment agreements with certain key employees pursuant to which, if their employment is terminated following a change of control of the Company, the employees are entitled to receive certain benefits, including accelerated vesting of equity incentives.

Legal Matters

In February 2021, the Company entered into a lease agreement for laboratory and office space (the Industry Lease) with Industry Office SLC, LLC (the landlord). For the three months ended March 31, 2023, the Company determined there were several issues related to the agreement including with the assets being constructed and the timing of the project. The Company is in negotiations with the landlord. There are a wide-range of potential outcomes, some of which include: the termination of the lease contract or legal action. Several of the potential outcomes could require the Company to distribute a payment to the landlord. The Company is unable to estimate the possible payment or range of payments. As of March 31, 2023, the Company had no liability recorded for these events as an unfavorable outcome was not probable.

Note 7. Common Stock

Each share of Class A common stock entitles the holder to one vote per share and each share of Class B common stock entitles the holder to 10 votes per share on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the Company’s Board of Directors. As of March 31, 2023 and December 31, 2022, no dividends had been declared.

Private Placement

In October 2022, Recursion issued 15,336,734 shares of the Company’s Class A common stock (the Shares) at a purchase price of $9.80 per share in a private placement (the Private Placement) to qualified institutional buyers and institutional accredited investors (the Purchasers) for net proceeds of $143.7 million, after deducting fees and offering costs of $6.6 million.

Registration Rights Agreement

In October 2022, in connection with the Private Placement, the Company entered into a Registration Rights Agreement (the Agreement) providing for the registration for resale of the Shares. A prospectus supplement to a registration statement (File No. 333-264845) was subsequently filed in October 2022 to register the resale of the Shares by the Purchasers. The Agreement must remain effective until registrable securities covered by the Agreement have been publicly sold by the holders or all shares cease to be registrable securities. In the event the holders cannot sell their shares due to certain circumstances causing the Agreement to be ineffective, the Company must pay each holder of shares outstanding on the date and each month thereafter 1.0% of the aggregate purchase price paid by the holder without limit until the Agreement is cured. As of March 31, 2023, there was no accrued liability related to this agreement, as it was not probable that a payment would be required.

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

All Class B common stock is held by Christopher Gibson, Ph.D., the Company’s Chief Executive Officer (CEO), or his affiliates. As of March 31, 2023, Dr. Gibson and his affiliates held outstanding shares of Class B common stock representing approximately 29% of the voting power of the Company’s outstanding shares. This voting power may increase over time as Dr. Gibson vests in and exercises equity awards outstanding. If all the exchangeable equity awards held by Dr. Gibson had been fully vested, exercised and exchanged for shares of Class B common stock as of March 31, 2023, Dr. Gibson and his affiliates would hold approximately 32% of the voting power of the

Company’s outstanding shares. As a result, Dr. Gibson will be able to significantly influence any action requiring the approval of Recursion stockholders, including the election of the Board of Directors; the adoption of amendments to the Company’s certificate of incorporation and bylaws; and the approval of any merger, consolidation, sale of all or substantially all of the Company’s assets, or other major corporate transaction.

Note 8. Collaborative Development Contracts

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

Accounting
This agreement represents a transaction with a customer and therefore is accounted for in accordance with Accounting Standards Codification (ASC) 606. Recursion has determined that it has three performance obligations, one related to gastrointestinal cancer and two in neuroscience. These performance obligations are for performing research and development services for Roche to identify targets and medicines. The performance obligations also include potential licenses related to the intellectual property. The Company concluded that licenses within the contract are not distinct from the research and development services as they are interrelated due to the fact that the research and development services significantly impact the potential licenses. Any additional services are considered customer options and will be considered as separate contracts for accounting purposes.

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

Accounting
The Company determined that it has one performance obligation under the agreement, which is to perform research and development services for Bayer. Recursion determined the transaction price to be $30.0 million, comprised of the upfront payment. The Company allocated the amount to the single performance obligation. The Company is recognizing revenue over time by measuring progress towards completion of the performance obligation. This method of recognizing revenue requires the Company to make estimates of the total time to provide the services required under the performance obligation. A significant change in these estimates could have a material effect on the timing and amount of revenue recognized in future periods. Recursion has estimated the completion of the performance obligation in 2023.

Additional Revenue Disclosures

Recursion recognized $12.1 million of operating revenue during the three months ended March 31, 2023, all of which was included in the unearned revenue balance as of December 31, 2022. Of the revenue recognized during the three months ended March 31, 2022, $2.5 million was included in the unearned revenue balance as of December 31, 2021. Revenue recognized was from upfront payments received at the inception of the related contracts, which decreased the initial unearned revenue recognized. As of March 31, 2023, the Company had $7.2 million of costs incurred to fulfill a contract on its Condensed Consolidated Balance Sheet within “Other current assets.”

Unearned revenue was classified as short-term and long-term on the Condensed Consolidated Balance Sheets based on the Company’s estimate of revenue that will be recognized during the next twelve months.

Note 9. Stock-Based Compensation

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

As of March 31, 2023, 20,652,818 shares of Class A common stock were available for grant.

The following table presents the classification of stock-based compensation expense for stock options and RSUs for employees and non-employees within the Condensed Consolidated Statements of Operations:

	Three months ended March 31,
(in thousands)	2023	2022
Cost of revenue	$1,011	$348
Research and development	2,683	1,635
General and administrative	4,578	3,361
Total	$8,272	$5,344

Stock Options

Stock options are primarily granted to executive leaders at the Company, generally vest over four years and expire no later than 10 years from the date of grant. Stock option activity during the three months ended March 31, 2023 was as follows:

(in thousands except share data)	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2022	16,154,924	$5.10	7.5	$67,997
Granted	2,757,614	8.55
Cancelled	(671,116)	7.41
Exercised	(582,395)	2.03		3,527
Outstanding as of March 31, 2023	17,659,027	$5.65	7.6	$50,807
Exercisable as of March 31, 2023	9,233,673	$4.02	6.6	$37,544

The fair value of options granted to employees is calculated on the grant date using the Black-Scholes option valuation model. The weighted-average grant-date fair values of stock options granted during the three months ended March 31, 2023 and 2022 were $5.32 and $7.42, respectively.

The following weighted-average assumptions were used to calculate the grant-date fair value of stock options:

	Three months ended March 31,
	2023	2022
Expected term (in years)	6.3	6.2
Expected volatility	64%	63%
Expected dividend yield	—	—
Risk-free interest rate	3.5%	1.7%

As of March 31, 2023, $37.1 million of unrecognized compensation cost related to stock options is expected to be recognized as expense over approximately the next three years.

RSUs

Equity awards granted to employees primarily consist of RSUs and generally vest over four years. The weighted-average grant-date fair value of RSUs generally is determined based on the number of units granted and the quoted price of Recursion’s common stock on the date of grant.

The following table summarizes Recursion’s RSU activity during the three months ended March 31, 2023:

	Stock units	Weighted-average grant date fair value
Outstanding as of December 31, 2022	6,894,525	$8.17
Granted	1,916,806	9.05
Vested	(484,444)	8.58
Forfeited	(303,686)	8.31
Outstanding as of March 31, 2023	8,023,201	$8.19

The fair market value of RSUs vested was $5.2 million during the three months ended March 31, 2023. As of March 31, 2023, $59.8 million of unrecognized compensation cost related to RSUs is expected to be recognized as expense over approximately the next three years.

Note 10. Income Taxes

The Company did not record any income tax expense during the three months ended March 31, 2023 and 2022. The Company has historically incurred operating losses and maintains a full valuation allowance against its net deferred tax assets. Foreign taxes were insignificant during the three months ended March 31, 2023.

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

Note 11. Net Loss Per Share

For the three months ended March 31, 2023 and 2022, Recursion calculated net loss per share of Class A and Class B common stock using the two-class method. Basic net loss per share is computed using the weighted-average number of shares outstanding during the period. Diluted net loss per share is computed using the weighted-average number of shares and the effect of potentially dilutive securities outstanding during the period. Potentially dilutive securities consist of stock options and other contingently issuable shares. For periods presented in which the Company reports a net loss, all potentially dilutive shares are anti-dilutive and as such are excluded from the calculation. For the three months ended March 31, 2023 and 2022, the Company reported a net loss and therefore basic and diluted loss per share were the same.

The rights, including the liquidation and dividend rights, of the holders of the Company’s Class A and Class B common stock are identical, except with respect to voting. As a result, the undistributed earnings for each period are allocated based on the contractual participation rights of the Class A and Class B common shares as if the earnings for the period had been distributed. As the liquidation and dividend rights are identical, the undistributed earnings are allocated on a proportionate basis and the resulting amount per share for Class A and Class B common stock was the same during the three months ended March 31, 2023 and 2022.

The following tables set forth the computation of basic and diluted net loss per share of Class A and Class B common stock:

	Three months ended		Three months ended
	March 31, 2023		March 31, 2022
(in thousands, except share amount)	Class A	Class B	Class A	Class B
Numerator:
Allocation of undistributed earnings	$(62,679)	$(2,648)	$(53,022)	$(2,957)
Denominator:
Weighted average common shares outstanding	183,851,596	7,766,642	161,674,169	9,016,223
Net loss per share, basic and diluted	$(0.34)	$(0.34)	$(0.33)	$(0.33)

The Company excluded the following potential common shares from the computation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	Three months ended
	March 31, 2023	March 31, 2022
Stock based compensation	8,534,876	12,089,621

Note 12. Fair Value Measurements

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

The following tables summarize the Company’s assets and liabilities that are measured at fair value on a recurring basis:

		Basis of fair value measurement
(in thousands)	March 31, 2023	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$408,711	$408,711	$—	$—
Restricted cash	9,231	9,231	—	—
Total assets	$417,942	$417,942	$—	$—

		Basis of fair value measurement
(in thousands)	December 31, 2022	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$404,613	$404,613	$—	$—
Restricted cash	9,200	9,200	—	—
Total assets	$413,813	$413,813	$—	$—

In addition to the financial instruments that are recognized at fair value on the Condensed Consolidated Balance Sheet, the Company has certain financial instruments that are recognized at amortized cost or some basis other than fair value. The carrying amount of these instruments are considered to be representative of their approximate fair values.

The following tables summarize the Company’s financial instruments that are not measured at fair value:

	Book values		Fair values
(in thousands)	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
Liabilities
Current portion of notes payable	$661	$97	$661	$97
Notes payable, net of current portion	1,179	536	1,179	536
Total liabilities	$1,840	$633	$1,840	$633

Note 13. Subsequent Events

Cyclica Inc.

On May 8, 2023, Recursion and its indirect wholly owned subsidiary (the “Cyclica Purchaser”) entered into a definitive agreement pursuant to which, subject to applicable closing conditions, the Cyclica Purchaser will, among other things acquire all of the outstanding equity securities of Cyclica Inc. (“Cyclica”) to be paid in the form of shares of Recursion Class A common stock (the “Class A Shares”), cash and the assumption by Recursion of outstanding options to purchase shares of Cyclica. Following the completion of the Cyclica Acquisition, Recursion would issue up to approximately 6.9 million Class A Shares in the Cyclica Acquisition (including Class A Shares issuable upon the exercise of options to purchase shares of Cyclica assumed by Recursion in the Cyclica Acquisition) based on a reference price of Class A Shares of $5.78 (the “Reference Price”), which is the volume weighted average price of Class A Shares over the 30 days ended May 5, 2023. The purchase price for the Cyclica Acquisition is subject to customary closing and post-closing purchase price adjustments, which may result in the issuance of additional or fewer Class A Shares. In addition, under the terms of the Cyclica Purchase Agreement, in certain circumstances Recursion may pay cash consideration to Cyclica shareholders in lieu of Class A Shares at a value based on the Reference Price, which may result in the issuance of fewer Class A Shares. Recursion expects to close the transaction in the second quarter of 2023.

Cyclica has built a digital chemistry software suite which enables mechanism of action deconvolution and generative chemistry suggestions based on desired targets. Cyclica’s platform is expected to enhance the optimization of Recursion’s compounds for efficacy while minimizing liabilities through generative machine learning approaches. Cyclica is located in Toronto Canada and the teams at Cyclica will be fully integrated into Recursion.

Valence Discovery Inc.

On May 8, 2023, Recursion and its indirect wholly owned subsidiary (the “Valence Purchaser”) entered into a definitive agreement (the “Valence Purchase Agreement”) pursuant to which, subject to applicable closing conditions, the Valence Purchaser will, among other things, acquire all of the outstanding equity securities of Valence Discovery Inc. (“Valence”) to be paid in the form of (i) Class A Shares and shares of the Valence Purchaser

(the “Exchangeable Shares”), (ii) cash and (iii) the assumption by Recursion of outstanding options to purchase shares of Valence. Each Exchangeable Share will be exchangeable into one Class A Share at the option of the holder, subject to certain adjustments. Following the completion of the Valence Acquisition, Recursion will issue up to approximately 8.2 million Class A Shares in the Valence Acquisition (including Class A Shares issuable upon the exchange of Exchangeable Shares and upon the exercise of options to purchase shares of Valence assumed by Recursion in the Valence Acquisition) based on the Reference Price. The purchase price for the Valence Acquisition is subject to customary closing and post-closing purchase price adjustments, which may result in the issuance of additional or fewer Class A Shares (including Class A Shares issuable upon the exchange of Exchangeable Shares). In addition, under the terms of the Valence Purchase Agreement, in certain circumstances Recursion may pay cash consideration to Valence shareholders in lieu of Exchangeable Shares or Class A Shares at a value based on the Reference Price, which may result in the issuance of fewer Class A Shares (including Class A Shares issuable upon the exchange of Exchangeable Shares). Recursion expects to close the transaction in the second quarter of 2023.

Valence is a machine learning (ML) / artificial intelligence digital chemistry company that creates chemical compound and interaction representations using graph neural networks. Valence designs novel chemical matter using artificial intelligence and proprietary computation tools. Valence is located in Montréal Canada and will work on applied ML research across chemistry and biology.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion and analysis of the financial condition of Recursion Pharmaceuticals, Inc. (Recursion, the Company, we, us or our) and the results of operations. This commentary should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and accompanying notes appearing in Item 1, “Financial Statements” and the Company’s audited consolidated financial statements and accompanying notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Annual Report on Form 10-K for the year ended December 31, 2022. This discussion, particularly information with respect to our future results of operations or financial condition, business strategy and plans and objectives of management for future operations, includes forward-looking statements that involve risks and uncertainties as described under the heading "Note About Forward-Looking Statements" in this Quarterly Report on Form 10-Q. You should review the disclosure under the heading "Risk Factors" in the Annual Report on Form 10-K for a discussion of important factors that could cause our actual results to differ materially from those anticipated in these forward-looking statements. We assume no obligation to revise or publicly release any revision to any forward-looking statements contained in this Quarterly Report on Form 10-Q, unless required by law.

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

Overview

Recursion is a clinical stage TechBio company leading this burgeoning space by decoding biology and chemistry to industrialize drug discovery. Central to our mission is the Recursion Operating System (OS), a platform built across diverse technologies that enables us to map and navigate trillions of biological and chemical relationships within the Recursion Data Universe, one of the world’s largest proprietary biological and chemical datasets. We frame this integration of the physical and digital components as iterative loops of atoms and bits. Scaled ‘wet-lab’ biology and chemistry data built in-house (atoms) are organized into virtuous cycles with ‘dry-lab’ computational tools (bits) to rapidly translate in silico hypotheses into validated insights and novel chemistry. Our focus on mapping and navigating the complexities of biology and chemistry beyond the published literature and in a target-agnostic way differentiates us from other companies in our space and leads us to confront a fundamental cause of failure for the majority of clinical-stage programs - the wrong target is chosen due to an incomplete and reductionist view of biology. Our balanced team of life scientists and computational and technical experts creates an environment where empirical data, statistical rigor and creative thinking are brought to bear on our decisions.

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

Recursion finished the first quarter of 2023 with a portfolio of clinical-stage, preclinical and discovery programs and continued scaling the total number of experiments to over 192 million, size of its proprietary data to over 23 petabytes and number of biological and chemical relationships to over 3 trillion. Data have been generated by the Recursion OS across 48 human cell types, an in-house chemical library of approximately 1.7 million compounds and an in silico library of over 1 trillion small molecules, by a team of approximately 500 Recursionauts that is balanced between life scientists and computational and technical experts (total number of employees cited here does not account for employees associated with Cyclica and Valence acquisitions).

Summary of Business Highlights

Digital Chemistry and Generative AI Acquisitions

•Cyclica: Cyclica has built an industry-leading digital chemistry software suite which enables mechanism of action deconvolution, generative chemistry and molecular optimization tools. Recursion completed a prospective, blinded evaluation of their software against challenging internal programs, where we gained deep confidence in the power of their tools and reinforced our belief that this team could accelerate Recursion’s work across its pipeline and partnerships by rapidly advancing the discovery of new chemical entities. We believe that Cyclica’s tools will enhance the optimization of our compounds for efficacy while minimizing liabilities through generative machine learning approaches. The company is located in Toronto, where Recursion maintains its biggest hub outside of its headquarters, and the teams at Cyclica will be fully integrated into Recursion.
•Valence: Valence is a ML/AI-native digital chemistry company which has pioneered the development of novel hybrid graph neural networks and transformers for state-of-the-art chemical property prediction. The small team at Valence has led a massive open-science movement with a network of academic collaborators at the pinnacle of machine learning, chemistry and other fields. Based in Montréal, where Recursion also maintains a ML research team, Valence will work on cutting-edge applied ML research across chemistry and biology. We believe that the technology they have built and will build will enable acceleration of our work at Recursion across many fields, beginning with generative design of new molecules, DMPK predictions and more. Combined with Recursion’s wet-lab data generation capabilities and one of the largest relatable datasets in the industry, the team will also accelerate ongoing internal work to build foundation models, large-language models and other approaches leveraging active learning.
•Financial Impact of Acquisitions: See Note 13, “Subsequent Events” to the Condensed Consolidated Financial Statements.

Internal Pipeline

•Cerebral Cavernous Malformation (CCM) (REC-994): Our Phase 2 SYCAMORE clinical trial is a double-blind, placebo-controlled safety, tolerability and exploratory efficacy study of this drug candidate in 60 participants with CCM. We have enrolled the majority of participants associated with this study, and most participants who have finished their first year of treatment have now enrolled in the long-term extension study. We expect to share top-line data in H2 2024.
•Neurofibromatosis Type 2 (NF2) (REC-2282): Our Phase 2/3 POPLAR clinical trial is a parallel group, two stage, randomized, multicenter study of this drug candidate in approximately 90 participants with progressive NF2-mutated meningiomas. Enrollment is ongoing and we expect to share a Phase 2 interim safety analysis in 2024.
•Familial Adenomatous Polyposis (FAP) (REC-4881): Our Phase 2 TUPELO clinical trial is a multicenter, randomized, double-blind, placebo-controlled two-part clinical trial to evaluate efficacy, safety and pharmacokinetics of this drug candidate in patients with FAP. We continue to advance this study.
•AXIN1 or APC Mutant Cancers (REC-4881): REC-4881 is being studied for the potential treatment of AXIN1 or APC mutant cancers with an initial focus on solid tumors harboring these mutations. We are developing a Phase 2 open-label study for REC-4881 in participants with unresectable, locally advanced or metastatic cancer with AXIN1 or APC mutations. We expect to initiate a Phase 2 biomarker enriched study across select AXIN1 or APC mutant solid tumors in early 2024.
•Clostridioides difficile Colitis (REC-3964): Our Phase 1 clinical trial is a first-in-human protocol evaluating single and multiple doses of REC-3964 in healthy volunteers and will assess the safety, tolerability and pharmacokinetic profile of REC-3964. We have enrolled the majority of participants associated with this study, and REC-3964 has been well tolerated to date. We expect to share safety and PK data in H2 2023.
•RBM39 HR-Proficient Ovarian Cancer: In January 2023, we disclosed that RBM39 (previously identified as Target Gamma) is the novel CDK12-adjacent target identified by the Recursion OS. We believe that we can modulate this target to produce a potentially therapeutic effect in HR-proficient ovarian cancer. We have advanced this program to the preclinical stage and have initiated IND-enabling studies.

Transformational Collaborations

We continue to advance efforts to discover potential new therapeutics with our strategic partners in the areas of neuroscience and a single indication in gastrointestinal oncology (Roche-Genentech) as well as fibrotic disease (Bayer). In the near-term, there is the potential for option exercises associated with partnership programs, option exercises associated with map building initiatives or data sharing and additional partnerships in large, intractable areas of biology or technological innovation.

Recursion OS

•Industrialized Program Generation: This end-to-end process validates map-based insights without human intervention. Following the proposal of disease model starting points, Industrialized Program Generation carries out the programmatic selection of compound hits, compound ordering coordination and validation through phenomic and transcriptomic profiling. Given the large number of proto-programs that are expected from this process, we look forward to leveraging the digital chemistry technology and expertise of the Cyclica and Valence teams to design and optimize chemical structures for novel biological targets.

Additional Corporate Updates

•ESG Reporting: In March 2023, Recursion released its second annual ESG report. Materials from this report can be found at www.Recursion.com/esg.
•Annual Shareholder Meeting: The Recursion Annual Shareholder Meeting will be held on June 16, 2023 at 12:00 pm Mountain Time. In preparation for this meeting, Recursion released its annual Proxy Statement in April 2023.

Financing and Operations

We were incorporated in November 2013. In October 2022, we issued 15,336,734 shares of our Class A common stock at a purchase price of $9.80 per share in a private placement (the Private Placement) to qualified institutional buyers and institutional accredited investors (the Purchasers) for net proceeds of $143.7 million, after deducting fees and offering costs of $6.6 million. On April 20, 2021, we closed our Initial Public Offering (IPO) and issued 27,878,787 shares of Class A common stock at a price of $18.00 per share, raising net proceeds of $462.4 million. Prior to our IPO, we had raised approximately $448.9 million in equity financing from investors in addition to $30.0 million in an upfront payment from our collaboration with Bayer AG (Bayer). In January 2022, we received an upfront payment of $150.0 million from our collaboration with Roche. See Note 8, “Collaborative Development Contracts” to the Condensed Consolidated Financial Statements for additional information on the collaborations.

We use the capital we have raised to fund operations and investing activities across platform research operations, drug discovery, clinical development, digital and other infrastructure, creation of our portfolio of intellectual property and administrative support. We do not have any products approved for commercial sale and have not generated any revenues from product sales. We had unrestricted cash and cash equivalents of $473.1 million as of March 31, 2023. Based on our current operating plan, we believe that our cash and cash equivalents will be sufficient to fund our operations for at least the next twelve months.

Since inception, we have incurred significant operating losses. Our net losses were $65.3 million and $56.0 million during the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, our accumulated deficit was $704.9 million.

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

General and Administrative

We expense general and administrative costs as incurred. General and administrative expenses consist primarily of salaries including employee benefits and stock-based compensation. General and administrative expenses also include facilities, depreciation, information technology, professional fees for auditing and tax, legal fees for corporate and patent matters and insurance costs.

Other Income (Loss), Net

Other income (loss), net consists primarily of interest earned on cash and cash equivalents.

Results of Operations

The following table summarizes our results of operations:

(in thousands, except percentages)	Three months ended March 31,		Change
	2023	2022	$	%
Revenue
Operating revenue	$12,134	$5,299	$6,836	>100%
Grant revenue	—	34	(34)	(100.0)%
Total revenue	12,134	5,333	6,802	>100%

Operating costs and expenses
Cost of revenue	12,448	7,799	4,649	59.6%
Research and development	46,677	32,441	14,237	43.9%
General and administrative	22,874	21,074	1,800	8.5%
Total operating costs and expenses	81,999	61,314	20,686	33.7%

Loss from operations	(69,865)	(55,981)	(13,884)	(24.8)%
Other income, net	4,538	2	4,536	>100%
Net loss	$(65,327)	$(55,979)	$(9,348)	16.7%

Summary

Our financial performance during the three months ended March 31, 2023 compared to 2022 included; (i) an increase in research and development costs due to increased platform costs as we have expanded and upgraded our capabilities, additionally for the three months ended March 31, 2022 platform costs decreased due to a reallocation of spending to cost of revenue for our strategic partnerships and (ii) an increase in revenue and cost of revenue recognized due to progression on our strategic partnership with Roche.

Revenue

The following table summarizes our components of revenue:

	Three months ended March 31,		Change
(in thousands, except percentages)	2023	2022	$	%
Revenue
Operating revenue	$12,134	$5,299	$6,836	>100%
Grant revenue	—	34	(34)	(100.0)%
Total revenue	$12,134	$5,333	$6,802	>100%

For the three months ended March 31, 2023, the increase in revenue compared to prior period was due to revenue recognized from our strategic partnership with Roche, which has progressed from primarily cell type evaluation work to inference based Phenomap building and additional cell type evaluation work.

Cost of Revenue

The following table summarizes our cost of revenue:

(in thousands, except percentages)	Three months ended March 31,		Change
	2023	2022	$	%
Total cost of revenue	$12,448	$7,799	$4,649	59.6%

For the three months ended March 31, 2023, the increase in cost of revenue compared to prior period was due to our strategic partnership with Roche, which has progressed from primarily cell type evaluation work to inference based Phenomap building and additional cell type evaluation work.

Research and Development

The following table summarizes our components of research and development expense:

(in thousands, except percentages)	Three months ended March 31,		Change
	2023	2022	$	%
Research and development expenses
Platform	$18,492	$5,314	$13,178	>100%
Discovery	13,505	12,361	1,144	9.3%
Clinical	11,522	11,112	410	3.7%
Stock based compensation	2,833	1,764	1,069	60.5%
Other	325	1,890	(1,565)	(82.8)%
Total research and development expenses	$46,677	$32,441	$14,236	43.9%

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

For the three months ended March 31, 2023, the increase in research and development expenses compared to the prior period was due to increased platform costs as we have expanded and upgraded our capabilities in platform including our chemical technology, machine learning and transcriptomics platform. Additionally, for the three months ended March 31, 2022 platform costs decreased due to a reallocation of spending to cost of revenue for our strategic partnerships.

General and Administrative Expense

The following table summarizes our general and administrative expense:

(in thousands, except percentages)	Three months ended March 31,		Change
	2023	2022	$	%
Total general and administrative expenses	$22,874	$21,074	$1,800	8.5%

For the three months ended March 31, 2023, the increase in general and administrative expenses compared to prior period was primarily driven by an increase in salaries and wages of $1.2 million and increases in other administrative costs associated with growth in the size of the Company’s operations.

Other Income, Net

The following table summarizes our components of other income, net:

(in thousands, except percentages)	Three months ended March 31,		Change
	2023	2022	$	%
Interest income	$4,660	$87	$4,573	>100%
Interest expense	(19)	(14)	(5)	31.6%
Other	(103)	(71)	(32)	45.5%
Other income, net	$4,538	$2	$4,536	>100%

For the three months ended March 31, 2023, the increase in interest income primarily related to earnings on cash and cash equivalents in money market funds.

Liquidity and Capital Resources

Sources of Liquidity

We have not yet commercialized any products and do not expect to generate revenue from the sales of any product candidates for at least several years. Unrestricted cash and cash equivalents totaled $473.1 million and $549.9 million as of March 31, 2023 and December 31, 2022, respectively.

We have incurred operating losses and experienced negative operating cash flows and we anticipate that the Company will continue to incur losses for at least the foreseeable future. Our net loss was $65.3 million and $56.0 million during the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023 and December 31, 2022, we had an accumulated deficit of $704.9 million and $639.6 million, respectively.

We have financed our operations through the private placements of preferred stock and Class A common stock issuances. As of March 31, 2023, we have received net proceeds of $448.9 million from the sale of preferred stock and $606.1 million from Class A common stock issuances. See Note 7, “Common Stock” to the Condensed Consolidated Financial Statements for additional details on the Class A common stock issuances. Additionally, as of March 31, 2023, we have received proceeds of $180.0 million from our strategic partnerships. See Note 8, “Collaborative Development Contracts” to the Condensed Consolidated Financial Statements for additional details on the collaborations.

Cash Flows

The following table is a summary of the Condensed Consolidated Statements of Cash Flows for each of the periods presented below:

	Three months ended March 31,
(in thousands)	2023	2022
Cash provided by (used in) operating activities	$(73,316)	$77,388
Cash provided by (used in) investing activities	(5,340)	143,304
Cash provided by financing activities	1,922	2,084

Operating Activities
Cash used by operating activities increased during the three months ended March 31, 2023 as a result of an upfront payment of $150.0 million from our strategic partnership with Roche received during the three months ended March 31, 2022.

Cash provided by operating activities during the three months ended March 31, 2022 included an upfront payment of payment of $150.0 million from our strategic partnership with Roche.

Investing Activities
Cash used by investing activities during the three months ended March 31, 2023 consisted primarily of property and equipment purchases of $5.2 million, which included $1.7 million for a project to upgrade the BioHive supercomputer and $2.3 million for lab equipment purchases. Cash provided by investing activities during the three months ended March 31, 2022 was driven by sales and maturities of investments $147.6 million.

Financing Activities
Cash provided by financing activities during the three months ended March 31, 2023 and 2022 primarily included proceeds from equity incentive plans of $1.9 million and $2.1 million, respectively.

Critical Accounting Estimates and Policies

A summary of the Company’s significant accounting estimates and policies is included in Note 2, “Summary of Significant Accounting Policies” in our 2022 Annual Report. There were no significant changes in the Company’s application of its critical accounting policies during the three months ended March 31, 2023.

Recently Issued and Adopted Accounting Pronouncements

See Note 2, “Basis of Presentation” in Item 1 of this Quarterly Report on Form 10-Q for information regarding recently issued and adopted accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are exposed to market risk related to changes in interest rates of our cash and cash equivalents. As of March 31, 2023, our cash and cash equivalents primarily consisted of money market funds. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in U.S. interest rates. A hypothetical 100 basis point decrease in interest rates as of March 31, 2023, would have an insignificant effect on net loss in the ensuring year.

Foreign Currency Exchange Risk

Our employees and our operations are primarily located in the United States and Canada and our expenses are generally denominated in U.S. and Canadian dollars. We also have entered into a limited number of contracts with vendors for research and development services that have underlying payment obligations denominated in foreign currencies. We are subject to foreign currency transaction gains or losses on our contracts denominated in foreign currencies. To date, foreign currency transaction gains and losses have not been material to our financial statements, and we do not have a formal hedging program with respect to foreign currency. A 10% increase or decrease in current exchange rates would not have had a material effect on our financial results during the three months ended March 31, 2023 and 2022.

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

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives as management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2023, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company may, from time to time, be involved in various legal proceedings arising in the normal course of business. An unfavorable resolution of any such matter could materially affect the Company’s future financial position, results of operations or cash flows.

Item 1A. Risk Factors.

We do not believe that there have been any material changes to the risk factors previously disclosed in Part I, Item 1A. “Risk Factors” of our 2022 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Sales of Unregistered Securities

Stock Option Exercises
For the three months ended March 31, 2023, we issued 8,000 shares of our Class A common stock to our employees, directors, advisors and consultants upon the exercise of stock options under our Key Personnel Incentive Stock Plan for aggregate consideration of less than one thousand dollars. The shares of Class A common stock issued upon the exercise of stock options were issued pursuant to written compensatory plans or arrangements with our employees, directors, advisors and consultants, in reliance on the exemption provided by Rule 701 promulgated under the Securities Act of 1933, as amended, or pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, relative to transactions by an issuer not involving any public offering, to the extent an exemption from such registration was required. All recipients either received adequate information about our company or had access, through employment or other relationships, to such information.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 8, 2023.

RECURSION PHARMACEUTICALS, INC.

By:	/s/ Christopher Gibson
Christopher Gibson
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Michael Secora
Michael Secora
Chief Financial Officer
(Principal Financial and Accounting Officer)