Form 10-Q
period 2023-06-30
RECURSION PHARMACEUTICALS, INC.
filed 2023-08-08
CIK 1601830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
or
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

As of July 31, 2023, there were 204,038,332, 7,644,871 and 3,905,069 of the registrant’s Class A, B and exchangeable common stock, par value $0.00001 per share, outstanding, respectively.

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
•our ability to integrate acquired businesses with our existing programs and platform and realize a return on acquired assets;
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
•our ability to adequately protect and enforce our intellectual property and proprietary technology, including the scope of protection we are able to establish and maintain for intellectual property rights covering our current drug candidates and other drug candidates we may develop, receipt of patent protection, the extensions of existing patent terms where available, the validity of intellectual property rights held by third parties, the
ii

protection of our trade secrets, and our ability not to infringe, misappropriate or otherwise violate any third-party intellectual property rights;
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
•the need to raise additional capital may cause dilution to our stockholders, restrict our operations, require us to relinquish rights to our technologies or drug candidates, and divert management’s attention from our core business;
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
iii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Recursion Pharmaceuticals, Inc.
Condensed Consolidated Balance Sheets (unaudited)
(in thousands, except share and per share amounts)

	June 30,	December 31,
	2023	2022
Assets
Current assets
Cash and cash equivalents	$405,870	$549,912
Restricted cash	3,325	1,280
Other receivables	3,051	2,753
Other current assets	18,774	15,869
Total current assets	431,020	569,814

Restricted cash, non-current	7,629	7,920
Property and equipment, net	89,768	88,192
Operating lease right-of-use assets	34,899	33,255
Intangible assets, net	42,757	1,306
Goodwill	60,516	801
Other assets, non-current	110	—
Total assets	$666,699	$701,288

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$2,086	$4,586
Accrued expenses and other liabilities	32,873	32,904
Unearned revenue	73,105	56,726
Notes payable	676	97
Operating lease liabilities	5,219	5,952
Total current liabilities	113,959	100,265

Unearned revenue, non-current	32,436	70,261
Notes payable, non-current	1,155	536
Operating lease liabilities, non-current	45,850	44,420
Deferred tax liabilities	4,336	—
Total liabilities	197,736	215,482

Commitments and contingencies (Note 7)

Stockholders’ equity
Common stock, $0.00001 par value; 2,000,000,000 shares (Class A 1,989,032,117 and Class B 10,967,883) authorized as of June 30, 2023 and December 31, 2022; 206,737,332 shares (Class A 195,051,012, Class B 7,679,871 and Exchangeable 4,006,449) and 191,022,864 shares (Class A 183,209,655, Class B 7,813,209 and Exchangeable 0) issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	2	2
Additional paid-in capital	1,250,570	1,125,360
Accumulated deficit	(781,609)	(639,556)
Total stockholders’ equity	468,963	485,806

Total liabilities and stockholders’ equity	$666,699	$701,288

See the accompanying notes to these condensed consolidated financial statements.

Recursion Pharmaceuticals, Inc.
Condensed Consolidated Statements of Operations (unaudited)
(in thousands, except share and per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Revenue
Operating revenue	$11,016	$7,653	$23,150	$12,952
Grant revenue	1	21	1	55
Total revenue	11,017	7,674	23,151	13,007

Operating costs and expenses
Cost of revenue	9,382	14,227	21,829	22,026
Research and development	55,060	38,439	101,737	70,880
General and administrative	28,290	21,199	51,165	42,273
Total operating costs and expenses	92,732	73,865	174,731	135,179

Loss from operations	(81,715)	(66,191)	(151,580)	(122,172)
Other income, net	4,989	631	9,527	633
Net loss	$(76,726)	$(65,560)	$(142,053)	$(121,539)

Per share data
Net loss per share of Class A, B and Exchangeable common stock, basic and diluted	$(0.38)	$(0.38)	$(0.71)	$(0.71)
Weighted-average shares (Class A, B and Exchangeable) outstanding, basic and diluted	201,415,475	172,212,390	198,957,804	171,455,595

See the accompanying notes to these condensed consolidated financial statements.

Recursion Pharmaceuticals, Inc.
Condensed Consolidated Statements of Comprehensive Loss (unaudited)
(in thousands)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Net loss	$(76,726)	$(65,560)	$(142,053)	$(121,539)

Unrealized gain (loss) on investments	—	112	—	(110)
Net realized loss on investments reclassified into net loss	—	—	—	39
Other comprehensive income (loss)	—	112	—	(71)
Comprehensive loss	$(76,726)	$(65,448)	$(142,053)	$(121,610)

See the accompanying notes to these condensed consolidated financial statements.

Recursion Pharmaceuticals, Inc.
Condensed Consolidated Statements of Stockholders’ Equity (unaudited)
(in thousands, except share amounts)

	Common Stock		Additional Paid-in-Capital	Accumulated Deficit	Accumulated other comprehensive loss	Stockholders’ Equity
	(Class A, B and Exchangeable)
	Shares	Amount
Balance as of March 31, 2023	192,230,854	$2	$1,135,056	$(704,883)	$—	$430,175
Net loss	—	—	—	(76,726)	—	(76,726)
Stock option exercises and other	2,394,131	—	4,912	—	—	4,912
Stock-based compensation	—	—	11,811	—	—	11,811
Class A shares and stock options issued for acquisitions	6,878,653	—	68,499	—	—	68,499
Exchangeable shares issued for acquisitions	5,233,694	—	30,292	—	—	30,292
Class A shares issued for exchangeable shares	1,227,245	—	—	—	—	—
Exchangeable shares redeemed	(1,227,245)	—	—	—	—	—
Balance as of June 30, 2023	206,737,332	$2	$1,250,570	$(781,609)	$—	$468,963

	Common Stock		Additional Paid-in-Capital	Accumulated Deficit	Accumulated other comprehensive loss	Stockholders’ Equity
	(Class A, B and Exchangeable)
	Shares	Amount
Balance as of December 31, 2022	191,022,864	$2	$1,125,360	$(639,556)	$—	$485,806
Net loss	—	—	—	(142,053)	—	(142,053)
Stock option exercises and other	3,602,121	—	5,794	—	—	5,794
Stock-based compensation	—	—	20,625	—	—	20,625
Class A shares and stock options issued for acquisitions	6,878,653	—	68,499	—	—	68,499
Exchangeable shares issued for acquisitions	5,233,694	—	30,292	—	—	30,292
Class A shares issued for exchangeable shares	1,227,245	—	—	—	—	—
Exchangeable shares redeemed	(1,227,245)	—	—	—	—	—
Balance as of June 30, 2023	206,737,332	$2	$1,250,570	$(781,609)	$—	$468,963

See the accompanying notes to these condensed consolidated financial statements.

Recursion Pharmaceuticals, Inc.
Condensed Consolidated Statements of Stockholders’ Equity (unaudited)
(in thousands, except share amounts)

	Common Stock		Additional Paid-in-Capital	Accumulated Deficit	Accumulated other comprehensive loss	Stockholders’ Equity
	(Class A, B and Exchangeable)
	Shares	Amount
Balance as of March 31, 2022	171,078,088	$2	$949,932	$(456,059)	$(309)	$493,566
Net loss	—	—	—	(65,560)	—	(65,560)
Other comprehensive gain	—	—	—	—	112	112
Stock option exercises and other	1,737,321	—	3,787	—	—	3,787
Stock-based compensation	—	—	5,674	—	—	5,674
Balance as of June 30, 2022	172,815,409	$2	$959,393	$(521,619)	$(197)	$437,579

	Common Stock		Additional Paid-in-Capital	Accumulated Deficit	Accumulated other comprehensive loss	Stockholders’ Equity
	(Class A, B and Exchangeable)
	Shares	Amount
Balance as of December 31, 2021	170,272,462	$2	$943,142	$(400,080)	$(126)	$542,938
Net loss	—	—	—	(121,539)	—	(121,539)
Other comprehensive loss	—	—	—	—	(71)	(71)
Stock option exercises and other	2,542,947	—	4,944	—	—	4,944
Stock-based compensation	—	—	11,307	—	—	11,307
Balance as of June 30, 2022	172,815,409	$2	$959,393	$(521,619)	$(197)	$437,579

See the accompanying notes to these condensed consolidated financial statements.

Recursion Pharmaceuticals, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Six months ended June 30,
	2023	2022
Cash flows from operating activities
Net loss	$(142,053)	$(121,539)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	9,271	5,553
Stock-based compensation	20,625	11,307
Fixed asset impairment	1,169	2,806
Lease expense	3,991	3,757
Other, net	739	594
Changes in operating assets and liabilities:
Other receivables and assets	(1,131)	(9,351)
Unearned revenue	(23,200)	137,048
Accounts payable	(2,856)	358
Accrued development expense	1,747	2,877
Accrued expenses and other current liabilities	(3,643)	(14,833)
Operating lease liabilities	(5,442)	(2,812)
Net cash provided by (used in) operating activities	(140,783)	15,765

Cash flows from investing activities
Net cash and restricted cash acquired in the acquisition of a business	1,915	—
Purchases of property and equipment	(9,143)	(20,817)
Purchase of an intangible asset	(165)	—
Sales and maturities of investments	—	169,061
Net cash provided by (used in) investing activities	(7,393)	148,244

Cash flows from financing activities
Proceeds from equity incentive plans	5,757	4,796
Repayment of long-term debt	(48)	(44)
Net cash provided by financing activities	5,709	4,752

Effect of exchange rate changes on cash, cash equivalents and restricted cash	179	—

Net change in cash, cash equivalents and restricted cash	(142,288)	168,761
Cash, cash equivalents and restricted cash, beginning of period	559,112	295,349
Cash, cash equivalents and restricted cash, end of period	$416,824	$464,110

Supplemental schedule of non-cash investing and financing activities
Issuance of shares for the acquisitions of businesses	$98,791	$—
Accrued property and equipment	6	4,174
Right-of-use asset additions and modifications	4,160	3,990
Financed equipment purchase	1,214	—

Supplemental schedule of cash flow information
Cash paid for operating leases	$5,442	$2,812
Cash paid for interest	25	28

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

As of June 30, 2023, the Company had an accumulated deficit of $781.6 million. The Company expects to incur substantial operating losses in future periods and will require additional capital to advance its drug candidates. The Company does not expect to generate significant revenue until the Company successfully completes significant drug development milestones with its subsidiaries or in collaboration with third parties, which the Company expects will take a number of years. In order to commercialize its drug candidates, the Company or its partners need to complete clinical development and comply with comprehensive regulatory requirements. The Company is subject to a number of risks and uncertainties similar to those of other companies of the same size within the biotechnology industry, such as the uncertainty of clinical trial outcomes, uncertainty of additional funding and a history of operating losses.

The Company has funded its operations to date primarily through the issuance of convertible preferred stock and the issuance of Class A common stock (see Note 8, “Common Stock” for additional details). Additionally, we have received payments of $180.0 million from our strategic partnerships (see Note 9, “Collaborative Development Contracts” for additional details). Recursion will likely be required to raise additional capital. As of June 30, 2023, the Company did not have any unconditional outstanding commitments for additional funding. Subsequent to June 30, 2023, Recursion entered into a private placement with NVIDIA Corporation (see Note 14, “Subsequent Events” for additional details). If the Company is unable to access additional funds when needed, it may not be able to continue the development of its products or the Company could be required to delay, scale back or abandon some or all of its development programs and other operations. The Company’s ability to access capital when needed is not assured and, if not achieved on a timely basis, could materially harm its business, financial condition and results of operations.

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

Note 3.    Supplemental Financial Information

Property and Equipment

	June 30,	December 31,
(in thousands)	2023	2022
Lab equipment	$58,436	$47,524
Leasehold improvements	46,714	41,872
Office equipment	22,006	20,164
Construction in progress	212	8,747
Property and equipment, gross	127,368	118,307
Less: Accumulated depreciation	(37,600)	(30,115)
Property and equipment, net	$89,768	$88,192

Depreciation expense on property and equipment was $4.0 million and $7.5 million during the three and six months ended June 30, 2023, respectively, and $2.7 million and $5.4 million during the three and six months ended June 30, 2022, respectively. The Company recorded an impairment of $1.2 million and $2.8 million during the six months ended June 30, 2023 and 2022, respectively, related to construction projects for leasehold improvements as the Company no longer intended to use them. The impairments were recorded in “General and Administrative” in the Condensed Consolidated Statements of Operations.

For the six months ended June 30, 2023, the Company initiated and completed a project to upgrade the BioHive supercomputer for $1.7 million. The supercomputer was classified as office equipment in the above table. The increase in lab equipment from the prior year was driven by the completion of several labs in the headquarters expansion. The majority of the balance was included in construction in progress in the prior year.

Accrued Expenses and Other Liabilities

	June 30,	December 31,
(in thousands)	2023	2022
Accrued compensation	$15,851	$20,433
Accrued development expenses	5,119	3,372
Accrued early discovery expenses	3,009	3,192
Materials received not invoiced	2,304	2,028
Accrued other expenses	6,590	3,879
Accrued expense and other liabilities	$32,873	$32,904

Notes Payable

In January 2023, the Company entered into a financing agreement for borrowing $1.9 million as part of the supercomputer upgrade project. The debt will be repaid over a three-year period at a 7% interest rate. As of June 30, 2023, the outstanding balance was $1.2 million.

In 2018, the Company borrowed $992 thousand, which was available as part of a lease agreement for use on tenant improvements. The note will be repaid over a 10-year period at an 8% interest rate. As of June 30, 2023, the outstanding balance was $585 thousand.

Interest Income, net

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2023	2022	2023	2022
Interest income	$4,957	$652	$9,617	$739
Interest expense	(26)	(14)	(45)	(28)
Interest income, net	$4,931	$638	$9,572	$711

For the three and six months ended June 30, 2023 and 2022, interest income primarily related to earnings on cash and cash equivalents in money market funds. Interest income was included in “Other income, net” on the Condensed Consolidated Statements of Operations.

Note 4. Acquisitions

Results of operations of acquired companies are included in the Recursion results of operations as of the respective acquisition dates. The purchase price of each acquisition is allocated to the net assets acquired based on estimates of their fair values at the date of acquisition. Any purchase price in excess of these net assets is recorded as goodwill. The allocation of purchase price in certain cases may be subject to revision based on the final determination of fair values during the measurement period, which may be up to one year from the acquisition date.

Valence Discovery Inc.

On May 16, 2023, Recursion acquired all of the outstanding equity interests in Valence Discovery Inc. (Valence), a privately-held machine learning (ML) / artificial intelligence (AI) digital chemistry company. The integration of Valence’s AI-based chemistry engine into Recursion’s operating system will allow Recursion to expand its technology-enabled drug discovery process. This will accelerate Recursion’s digital chemistry capabilities and its drug discovery process.

The acquisition of Valence was accounted for as a business combination using the acquisition method of accounting. The aggregate upfront consideration for the acquisition of Valence consisted of 2,168,020 shares of Recursion Class A common stock, 5,904,827 shares of a subsidiary of Recursion, exchangeable for shares of Recursion’s Class A common stock, 792,011 shares issued upon exercise of stock options held by Valence equity award holders and deferred liabilities for additional consideration. An immaterial amount of the aforementioned share consideration had not yet been issued as of June 30, 2023. Additionally, the final number of shares to be issued had not yet been finalized and so are subject to change.

The following table summarizes total consideration:

(in thousands)
Fair value of Recursion Class A common stock	$11,122
Fair value of Exchangeable stock	30,292
Fair value of equity awards issued to Valance equity award holders	1,933
Deferred liabilities for additional consideration	358
Total consideration	$43,705

The following table summarizes the fair value of assets acquired and liabilities assumed as of the acquisition date:

(in thousands)
Cash	$4,235
Other receivables	485
Intangible asset - technology	15,000
Accounts payable and accrued liabilities	(494)
Deferred income taxes	(2,892)
Other long-term liabilities	(378)
Total identifiable net assets	$15,956
Goodwill	27,749
Total assets acquired and liabilities assumed	$43,705

The intangible asset related to Valence’s ML and AI digital chemistry platform. The estimated fair value of the intangible asset was determined using a cost approach. This valuation technique provides the fair value of an asset based on estimates of the total costs to develop the technology. Significant inputs used to determine the total cost includes the length of time required and service hours performed by Company employees. The technology intangible asset is being amortized on a straight-line basis over its four-year useful life.

Goodwill was calculated as the excess of the consideration transferred over the net assets recognized. The goodwill recognized represents the assembled workforce and expected synergies, including the ability to: (i) leverage Valence’s digital chemistry platform across Recursion’s business; (ii) leverage Valence’s ML and AI capabilities; (iii) integrate Recursion’s data and operating system into Valence’s platform; and (iv) accelerate Recursion’s pipeline. Goodwill was also impacted by the establishment of a deferred tax liability for the acquired identifiable intangible assets which have no tax basis. The goodwill is not deductible for tax purposes.

Recursion’s condensed consolidated statement of operations included no net revenue and an immaterial operating loss associated with Valence’s operations. As the acquisition occurred in May 2023, the Company is still finalizing the allocation of the purchase price to the individual assets acquired and liabilities assumed. The allocation of the purchase price included in the current period balance sheet is based on the best estimate of management and is preliminary and subject to change. The primary areas subject to change relate to the valuation of the intangible asset, other receivables and deferred taxes. To assist management in the allocation, the Company engaged external specialists. The Company will finalize the amounts recognized as the information necessary to complete the analysis is obtained. The Company expects to finalize these amounts as soon as possible but no later than one year from the acquisition date.

Cyclica Inc.

On May 25, 2023, Recursion acquired all of the outstanding equity interests in Cyclica Inc. (Cyclica), a privately-held Company that has built a digital chemistry software suite which enables mechanism of action deconvolution and generative chemistry suggestions based on desired targets. Cyclica’s platform is expected to enhance the optimization of Recursion’s compounds for efficacy while minimizing liabilities through generative machine learning approaches.

The acquisition of Cyclica was accounted for as a business combination using the acquisition method of accounting. The aggregate upfront consideration for the acquisition of Cyclica consisted of 5,706,089 shares of Recursion Class A common stock, cash payments, 1,000,873 shares issuable upon exercise of stock options held by Cyclica equity award holders and deferred liabilities for additional consideration. Approximately 753 thousand of the aforementioned shares of Class A common stock consideration had not yet been issued as of June 30, 2023.

The following table summarizes total consideration:

(in thousands)
Fair value of Recursion Class A common stock	$49,415
Cash	6,434
Fair value of equity awards issued to Cyclica equity award holders	6,030
Deferred liabilities for additional consideration	341
Total consideration	$62,220

The following table summarizes the fair value of assets acquired and liabilities assumed as of the acquisition date:

(in thousands)
Cash	$2,429
Restricted cash	1,685
Other receivables	737
Investments	1,000
Other current assets	385
Intangible assets - technology	28,000
Accounts payable and accrued liabilities	(579)
Unearned revenue	(1,754)
Deferred income taxes	(1,443)
Other liabilities, current	(66)
Other liabilities, non-current	(139)
Total identifiable net assets	$30,255
Goodwill	31,965
Total assets acquired and liabilities assumed	$62,220

The intangible assets are related to Cyclica’s digital chemistry platforms. The estimated fair value of the intangible assets were determined using a cost approach. This valuation technique provides the fair value of an asset based on estimates of the total costs to develop the technology. Significant inputs used to determine the total cost includes the length of time required and service hours performed by Company employees. The technology intangible assets are being amortized on a straight-line basis over their three-year useful lives.

Goodwill was calculated as the excess of the consideration transferred over the net assets recognized. The goodwill recognized represents the assembled workforce and expected synergies, including the ability to: (i) leverage Cyclica’s digital chemistry platform across Recursion’s business; (ii) leverage Cyclica’s ML and AI capabilities; (iii) integrate Recursion’s data and operating system into Cyclica’s platform; and (iv) accelerate Recursion’s pipeline. Goodwill was also impacted by the establishment of a deferred tax liability for the acquired identifiable intangible assets. The goodwill is not deductible for tax purposes.

Recursion’s condensed consolidated statement of operations included immaterial net revenue and an immaterial operating loss associated with Cyclica’s operations. As the acquisition occurred in May 2023, the Company is still finalizing the allocation of the purchase price to the individual assets acquired and liabilities assumed. The allocation of the purchase price included in the current period balance sheet is based on the best estimate of management and is preliminary and subject to change. The primary areas subject to change relate to the valuation of the intangible assets, other receivables and deferred taxes. To assist management in the allocation, the Company engaged external specialists. The Company will finalize the amounts recognized as the information necessary to complete the analysis is obtained. The Company expects to finalize these amounts as soon as possible but no later than one year from the acquisition date.

Pro forma financial information

The following table presents the unaudited pro forma combined results of operations of Recursion, Valence and Cyclica as if the acquisitions had occurred on January 1, 2022:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2023	2022	2023	2022
Net revenue	$11,258	$7,837	$23,437	$13,463
Net loss	(79,586)	(71,447)	(153,037)	(138,213)

The unaudited pro forma financial information was prepared using the acquisition method of accounting and was based on the historical financial information of Recursion, Valence and Cyclica. In order to reflect the occurrence of the acquisition on January 1, 2022 as required, the unaudited pro forma financial information includes adjustments to reflect the incremental amortization expense to be incurred based on the fair values of the identifiable intangible assets acquired, the additional stock compensation expense associated with the issuance of equity compensation related to the acquisitions and the reclassification of acquisition costs incurred during the six months ended June 30, 2023 to the six months ended June 30, 2022. The unaudited pro forma financial information is not necessarily indicative of what the consolidated results of operations would have been had the acquisition been completed on January 1, 2022. In addition, the unaudited pro forma financial information is not a projection of the future results of operations of the combined company nor does it reflect the expected realization of any cost savings or synergies associated with the acquisition.

Note 5.    Leases

The Company has entered into various long-term real estate leases primarily related to office, research and development and operating activities. The Company’s leases have remaining terms from under 1 year to 9 years and some of those leases include options that provide Recursion with the ability to extend the lease term for five years. The options are included in the lease term when it is reasonably certain that the option will be exercised.

For the six months ended June 30, 2023, Recursion entered into lease modifications resulting in an increase to the right-of-use asset and lease liability of $3.4 million. The modifications had no impact to the Condensed Consolidated Statements of Operations.

In May 2022, the Company entered into a lease agreement for laboratory and office space in Toronto, Ontario with approximately 28,110 square feet (the “Toronto Lease”). This lease was separated into multiple lease components based on the intended use of the portions of the space. For some of those components, the right of use began May 2022 when the control of the assets was obtained. The right of use for the remaining component began June 2023 when the control of the asset was obtained. The Toronto Lease terms for each component are ten years with a five-year renewal option. The Toronto Lease includes provisions for escalating rent payments and a tenant improvement allowance of up to $1.6 million. Total fixed payments are expected to be approximately $11.1 million with additional variable expenses, including building expenses.

See Note 7, “Commitments and Contingencies” for information on the Industry lease.

The components of the lease cost are as follows:

	Three months ended June 30,		Six months ended June 30, 2023
(in thousands)	2023	2022	2023	2022
Operating lease cost	$2,020	$1,957	$4,018	$3,784
Variable lease cost	499	465	1,157	669
Short-term lease cost	41	—	41	—
Lease cost	$2,560	$2,422	$5,216	$4,453

Lease term and discount rates as of June 30, 2023 were:

(in thousands)	June 30, 2023
Operating leases
Weighted-average remaining lease term (years)	7.2
Weighted-average discount rate	7.8%

Maturities of operating lease liabilities as of June 30, 2023 were:

(in thousands)	Operating leases
Remainder of 2023	$4,258
2024	9,934
2025	10,155
2026	10,349
2027	10,593
Thereafter	24,249
Total lease payments	69,538
Less: imputed interest	(18,469)
Present value of lease liabilities	$51,069

Note 6.    Goodwill and Intangible Assets

Goodwill

The following table summarizes the changes in the carrying amount of goodwill:

(in thousands)
Balance as of December 31, 2022	$801
Additions from acquisitions	59,715
Balance as of June 30, 2023	$60,516

The additions to goodwill relate to the acquisition of Cyclica and Valence during the three months ended June 30, 2023. See Note 4, “Acquisitions” for additional details. No goodwill impairment was recorded during the three and six months ended June 30, 2023 and 2022.

Intangible Assets, Net

The following table summarizes intangible assets:

	June 30, 2023			December 31, 2022
(in thousands)	Gross carrying amount	Accumulated Amortization	Net carrying amount	Gross carrying amount	Accumulated Amortization	Net carrying amount
Definite-lived intangible assets	$44,376	$(2,523)	$41,853	$1,211	$(809)	$402
Indefinite-lived intangible asset	904	—	904	904	—	904
Intangible assets, net	$45,280	$(2,523)	$42,757	$2,115	$(809)	$1,306

The definite-lived intangible assets balance increased during the three and six months ended June 30, 2023 due to the Company’s acquisitions. See Note 4, “Acquisitions” for additional details on the intangible assets acquired.

Amortization expense was $1.6 million and $1.7 million during the three and six months ended June 30, 2023, respectively. Amortization expense was $76 thousand and $152 thousand during the three and six months ended

June 30, 2022, respectively. Amortization expense was included in research and development in the Condensed Consolidated Statements of Operations.

The indefinite-lived intangible asset represents the Recursion domain name that the Company purchased. No indefinite-lived intangible asset impairment charges were recorded during the three and six months ended June 30, 2023 and 2022.

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

Indemnification

The Company has agreed to indemnify its officers and directors for certain events or occurrences, while the officer or director is or was serving at the Company’s request in such capacity. The Company purchases directors and officers liability insurance coverage that provides for reimbursement to the Company for covered obligations and this is intended to limit the Company’s exposure and enable it to recover a portion of any amounts it pays under its indemnification obligations. The Company had no liabilities recorded for these agreements as of June 30, 2023 and December 31, 2022, as no amounts were probable.

Employee Agreements

The Company has signed employment agreements with certain key employees pursuant to which, if their employment is terminated following a change of control of the Company, the employees are entitled to receive certain benefits, including accelerated vesting of equity incentives.

Legal Matters

In February 2021, the Company entered into a lease agreement for laboratory and office space (the Industry Lease) with Industry Office SLC, LLC (the landlord). In March 2023, the Company sent a letter to the landlord detailing numerous construction delays and irregularities, deficiencies and deviations from applicable structural drawings and/or non-conforming conditions with applicable building codes. On June 23, 2023, the landlord filed a lawsuit against the Company (Industry Office SLC, LLC v. Recursion Pharmaceuticals, Inc., Case No. 230904627) in the Third District Court for Salt Lake County, State of Utah, alleging anticipatory repudiation and breach of contract. The Plaintiff seeks monetary damages and attorney’s fees. In July 2023, the Company filed a motion to dismiss. The Company is unable to estimate the possible damages or range of damages associated with the Landlord’s complaint. As of June 30, 2023, the Company had no liability recorded for these events as an unfavorable outcome was not probable.

Note 8. Common Stock

Each share of Class A common stock entitles the holder to one vote per share and each share of Class B common stock entitles the holder to 10 votes per share on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the Company’s Board of Directors. As of June 30, 2023 and December 31, 2022, no dividends had been declared.

Valence Acquisition Exchangeable Shares

In May 2023, in connection with the acquisition of Valence, the Company entered into an agreement to issue up to 5,904,827 shares of Class A common stock (the “Exchange Shares”), that may be issued upon exchange, retraction or redemption of exchangeable shares of 14998685 Canada Inc., a corporation governed by the laws of Canada and an indirect wholly-owned subsidiary of Recursion. Each exchangeable share of a subsidiary of Recursion entitles the holder to exchange those shares on a one-for-one basis for Recursion’s Class A common stock. The shares are entitled to receive dividends economically equivalent to dividends declared by Recursion, are non-voting and are subject to customary adjustments for stock splits or other reorganizations. In addition, the Company may require all outstanding exchangeable shares to be exchanged into an equal number of Class A common stock upon the occurrence of certain events and at any time following the seventh anniversary of the closing of the Valence acquisition. The exchangeable shares are substantially the economic equivalent of the Class A shares. The Company’s calculation of weighted-average shares outstanding includes the exchangeable shares.

Private Placement

In October 2022, Recursion issued 15,336,734 shares of the Company’s Class A common stock (the Shares) at a purchase price of $9.80 per share in a private placement (the 2022 Private Placement) to qualified institutional buyers and institutional accredited investors (the Purchasers) for net proceeds of $143.7 million, after deducting fees and offering costs of $6.6 million.

Registration Rights Agreements

Acquisitions
In May 2023, in connection with the acquisition of Valence, the Company entered into a Registration Agreement providing for the registration for resale of the shares of Class A common stock and Exchange Shares issued or issuable in such transaction. A registration statement on Form S-3ASR (File No. 333-272281) was filed to register the resale shares by the Sellers. The agreement must remain effective for a period of not less than three years.

In May 2023, in connection with the acquisition of Cylica, the Company entered into a Registration Agreement providing for the registration for resale of the shares of Class A common stock issued in such transaction. A prospectus supplement to a registration statement (File No. 333-264845) was subsequently filed in June 2023 to register the resale shares by the Sellers. The agreement must be continuously effective until the earlier of the date that all shares have been sold thereunder or are able to be publicly sold by relying on Rule 144 of the Securities Act without registration.

Private Placement
In October 2022, in connection with the 2022 Private Placement, the Company entered into a Registration Rights Agreement providing for the registration for resale of the shares of Class A common stock issued in such transaction. A prospectus supplement to a registration statement (File No. 333-264845) was subsequently filed in October 2022 to register the resale of the shares of Class A common stock by the Purchasers. The agreement must remain effective until registrable securities covered by the agreement have been publicly sold by the holders or all shares cease to be registrable securities. In the event the holders cannot sell their shares due to certain circumstances causing the agreement to be ineffective, the Company must pay each holder of shares outstanding on the date and each month thereafter 1.0% of the aggregate purchase price paid by the holder without limit until the agreement is cured. As of June 30, 2023, there was no accrued liability related to this agreement, as it was not probable that a payment would be required.

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

All Class B common stock is held by Christopher Gibson, Ph.D., the Company’s Chief Executive Officer (CEO), or his affiliates. As of June 30, 2023, Dr. Gibson and his affiliates held outstanding shares of Class B common stock representing approximately 28% of the voting power of the Company’s outstanding shares. This voting power may increase over time as Dr. Gibson vests in and exercises equity awards outstanding. If all the exchangeable equity awards held by Dr. Gibson had been fully vested, exercised and exchanged for shares of Class B common stock as of June 30, 2023, Dr. Gibson and his affiliates would hold approximately 31% of the voting power of the Company’s outstanding shares. As a result, Dr. Gibson will be able to significantly influence any action requiring the approval of Recursion stockholders, including the election of the Board of Directors; the adoption of amendments to the Company’s certificate of incorporation and bylaws; and the approval of any merger, consolidation, sale of all or substantially all of the Company’s assets, or other major corporate transaction.

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

Additional Revenue Disclosures
Recursion recognized $11.0 million and $23.1 million of operating revenue during the three and six months ended June 30, 2023, respectively, primarily all of which was included in the unearned revenue balance as of December 31, 2022. Of the revenue recognized during the three and six months ended June 30, 2022, $2.5 million and $5.0 million, respectively, were included in the unearned revenue balance as of December 31, 2021. Revenue recognized was from upfront payments received at the inception of the related contracts, which decreased the initial unearned revenue recognized. As of June 30, 2023, the Company had $7.1 million of costs incurred to fulfill a contract on its Condensed Consolidated Balance Sheet within “Other current assets.”

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

As of June 30, 2023, 7,218,696 shares of Class A common stock were available for grant.

The following table presents the classification of stock-based compensation expense for stock options and RSUs for employees and non-employees within the Condensed Consolidated Statements of Operations:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2023	2022	2023	2022
Cost of revenue	$1,415	$480	$2,426	$828
Research and development	4,329	2,095	7,012	3,729
General and administrative	5,643	2,926	10,221	6,288
Total	$11,387	$5,501	$19,659	$10,845

Stock Options

Stock options are primarily granted to executive leaders at the Company, generally vest over four years and expire no later than 10 years from the date of grant.

Stock option activity during the six months ended June 30, 2023 was as follows:

(in thousands except share data)	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2022	16,154,924	$5.10	7.5	$67,997
Granted	5,083,268	6.23
Cancelled	(769,263)	8.50
Exercised	(1,974,737)	2.18		12,508
Outstanding as of June 30, 2023	18,494,192	$5.59	7.3	$62,653
Exercisable as of June 30, 2023	10,429,518	$4.22	6.6	$47,163

The fair value of options granted to employees is calculated on the grant date using the Black-Scholes option valuation model. The weighted-average grant-date fair values of stock options granted during the six months ended June 30, 2023 and 2022 were $5.55 and $6.57, respectively.

The following weighted-average assumptions were used to calculate the grant-date fair value of stock options:

	Six months ended June 30,
	2023	2022
Expected term (in years)	5.8	6.2
Expected volatility	66%	63%
Expected dividend yield	—	—
Risk-free interest rate	3.6%	1.9%

As of June 30, 2023, $37.6 million of unrecognized compensation cost related to stock options is expected to be recognized as expense over approximately the next three years.

RSUs

Equity awards granted to employees primarily consist of RSUs and generally vest over four years. The weighted-average grant-date fair value of RSUs generally is determined based on the number of units granted and the quoted price of Recursion’s common stock on the date of grant.

The following table summarizes Recursion’s RSU activity during the six months ended June 30, 2023:

	Stock units	Weighted-average grant date fair value
Outstanding as of December 31, 2022	6,894,525	$8.17
Granted	13,306,404	8.68
Vested	(1,235,509)	4.70
Forfeited	(473,167)	8.08
Outstanding as of June 30, 2023	18,492,253	$8.48

The fair market value of RSUs vested was $9.8 million during the six months ended June 30, 2023. As of June 30, 2023, $150.1 million of unrecognized compensation cost related to RSUs is expected to be recognized as expense over approximately the next four years.

Note 11. Income Taxes

The Company did not record any U.S. income tax expense during the three and six months ended June 30, 2023 and 2022. The Company has historically incurred operating losses and maintains a full valuation allowance against its net deferred tax assets. Foreign taxes were insignificant during the three and six months ended June 30, 2023 and 2022.

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

The Company files income tax returns in the United States, Canada, United Kingdom, Utah, California and Massachusetts. The Company is not currently under examination in any of these jurisdictions. The Company is subject to income tax examinations on all federal returns since the 2016 tax return.

Note 12. Net Loss Per Share

For the three and six months ended June 30, 2023 and 2022, Recursion calculated net loss per share of Class A, Class B and Exchangeable common stock using the two-class method. Basic net loss per share is computed using the weighted-average number of shares outstanding during the period. Diluted net loss per share is computed using the weighted-average number of shares and the effect of potentially dilutive securities outstanding during the period. Potentially dilutive securities consist of stock options and other contingently issuable shares. For periods presented in which the Company reports a net loss, all potentially dilutive shares are anti-dilutive and as such are excluded from the calculation. For the three and six months ended June 30, 2023 and 2022, the Company reported a net loss and therefore basic and diluted loss per share were the same.

The rights, including the liquidation and dividend rights, of the holders of the Company’s Class A, Class B and Exchangeable common stock are substantially identical, except with respect to voting. As a result, the undistributed earnings for each period are allocated based on the contractual participation rights of the Class A, Class B and Exchangeable common shares as if the earnings for the period had been distributed. As the liquidation and dividend rights are identical, the undistributed earnings are allocated on a proportionate basis and the resulting amount per share for Class A, Class B and Exchangeable common stock was the same during the three and six months ended June 30, 2023 and 2022.

The following tables set forth the computation of basic and diluted net loss per share of Class A, Class B and Exchangeable common stock:

	Three months ended			Six months ended
	June 30, 2023			June 30, 2023
(in thousands, except share amount)	Class A	Class B	Exchangeable	Class A	Class B	Exchangeable
Numerator:
Allocation of undistributed earnings	$(71,945)	$(2,932)	$(1,849)	$(133,067)	$(5,520)	$(3,466)
Denominator:
Weighted average common shares outstanding	188,863,596	7,697,294	4,854,585	186,371,442	7,731,777	4,854,585
Net loss per share, basic and diluted	$(0.38)	$(0.38)	$(0.38)	$(0.71)	$(0.71)	$(0.71)

	Three months ended		Six months ended
	June 30, 2022		June 30, 2022
(in thousands, except share amounts)	Class A	Class B	Class A	Class B
Numerator:
Allocation of undistributed earnings	$(62,479)	$(3,081)	$(115,476)	$(6,063)
Denominator:
Weighted average common shares outstanding	164,116,317	8,096,073	162,901,989	8,553,606
Net loss per share, basic and diluted	$(0.38)	$(0.38)	$(0.71)	$(0.71)

The Company excluded the following potential common shares from the computation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Stock based compensation	7,719,063	8,229,000	7,996,333	10,481,602

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

Morgan, which was obtained to secure certain Company obligations relating to tenant improvements. Recursion also holds restricted cash related to a Bill and Melinda Gates Foundation grant.

The following tables summarize the Company’s assets and liabilities that are measured at fair value on a recurring basis:

		Basis of fair value measurement
(in thousands)	June 30, 2023	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$363,545	$363,545	$—	$—
Restricted cash	10,954	10,954	—	—
Total assets	$374,499	$374,499	$—	$—

		Basis of fair value measurement
(in thousands)	December 31, 2022	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$404,613	$404,613	$—	$—
Restricted cash	9,200	9,200	—	—
Total assets	$413,813	$413,813	$—	$—

In addition to the financial instruments that are recognized at fair value on the Condensed Consolidated Balance Sheet, the Company has certain financial instruments that are recognized at amortized cost or some basis other than fair value. The carrying amount of these instruments are considered to be representative of their approximate fair values.

The following tables summarize the Company’s financial instruments that are not measured at fair value:

	Book values		Fair values
(in thousands)	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
Liabilities
Current portion of notes payable	$676	$97	$676	$97
Notes payable, net of current portion	1,155	536	1,155	536
Total liabilities	$1,831	$633	$1,831	$633

Note 14. Subsequent Events

Stock purchase agreement

On July 11, 2023, Recursion entered into a Stock Purchase Agreement for a private placement with NVIDIA Corporation (2023 Private Placement), pursuant to which the Company sold an aggregate of 7,706,363 shares of the Company’s Class A common stock at a price of $6.49 per share for gross proceeds of approximately $50.0 million, before deducting expenses. As of the time of the closing of the 2023 Private Placement, the shares issued were not registered under the Securities Act of 1933, as amended. In connection with the 2023 Private Placement, the Company and the purchasers entered into a Registration Rights Agreement providing for the registration for resale of the shares. The Company is required to use commercially reasonable efforts to prepare and file a registration statement (or a prospectus supplement within 30 days after the closing date of the 2023 Private Placement, and to use commercially reasonable efforts to have the registration statement declared effective as soon as practicable and in any event within 90 days following the closing date). After the registration, the Company has agreed to use commercially reasonable efforts to keep the registration statement continuously effective until such date that all Registrable Securities (as such term is defined in the Registration Rights Agreement) covered by the registration statement or prospectus supplement have been sold.

At-the-Market offering program

On August 8, 2023, the Company entered into an Open Market Sales agreement (the “Sales Agreement”) with Jefferies LLC, whereby the Company may issue shares of Class A common stock, representing an aggregate offering price of up to $300.0 million, from time to time, through an “at the market offering” program under which Jefferies acts as the sales agent.

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

Recursion has a portfolio of clinical-stage, preclinical and discovery programs and continues scaling its Recursion OS with more than 200 million total phenomics experiments, the initiation of multi-timepoint live-cell microscopy, transcriptomics, proteomics, inVivomics, data related to multi-target compound interactions and physicochemical properties, as well as large language model derived disease relevance and target-compound relationships. The total size of the proprietary Recursion Data Universe is over 25 petabytes and the number of predicted biological and chemical relationships is approximately 4 trillion. Data have been generated by the Recursion OS across 50 human cell types, an in-house chemical library of approximately 1.7 million compounds, and an in silico library of over 1 trillion small molecules, by a team of over 550 Recursionauts that is balanced between life scientists and computational and technical experts.

Summary of Business Highlights

Pipeline

•Cerebral Cavernous Malformation (CCM) (REC-994): Our Phase 2 SYCAMORE clinical trial is a double-blind, placebo-controlled safety, tolerability and exploratory efficacy study of this drug candidate in participants with CCM. This study was fully enrolled as of June 2023 with 62 participants and all participants who have thus far finished their first year of treatment have enrolled in the long-term extension study. We expect to share Phase 2 proof-of-concept data in H2 2024.
•Neurofibromatosis Type 2 (NF2) (REC-2282): Our Phase 2/3 POPLAR clinical trial is a two part study of REC-2282 in participants with progressive NF2-mutated meningiomas. Part A of the study is ongoing and is exploring two doses of REC-2282 in approximately 23 adults and 9 adolescents. We expect to share Phase 2 safety, tolerability, pharmacokinetics and preliminary efficacy in H2 2024.
•Familial Adenomatous Polyposis (FAP) (REC-4881): We have enrolled multiple participants in our TUPELO clinical trial which evaluates REC-4881 in patients with FAP. We are now providing guidance on a data readout and expect to share Phase 2 safety, tolerability, pharmacokinetics and preliminary efficacy in H1 2025.
•AXIN1 or APC Mutant Cancers (REC-4881): We will evaluate REC-4881 in a Phase 2 biomarker enriched study in patients with unresectable, locally advanced or metastatic cancer with AXIN1 or APC mutations. The IND was accepted by the FDA and we expect to initiate this Phase 2 study in Q4 2023.
•Clostridioides difficile Infection (REC-3964): Our Phase 1 clinical trial is a first-in-human protocol evaluating single and multiple doses of REC-3964 in healthy volunteers and will assess the safety, tolerability and pharmacokinetic profile of REC-3964. Single ascending dose and multiple ascending dose studies are now complete. REC-3964 has been well tolerated and no safety issues have been identified to date. We expect to share Phase 1 safety and pharmacokinetics data in Q3 2023.
•RBM39 HR-Proficient Ovarian Cancer: RBM39 (previously identified as Target Gamma) is a novel CDK12-adjacent target identified by the Recursion OS. We believe we can modulate this target to produce a therapeutic effect in HR-proficient ovarian cancer and potentially in other tumor types. This program is in the preclinical stage and IND-enabling studies are progressing.

Partnerships

•NVIDIA: In July 2023, we announced a $50 million investment and collaboration with NVIDIA. We will continue to build our own foundation models for biology and chemistry and NVIDIA will assist in optimizing these models, provide priority access to computational resources on NVIDIA’s cloud service DGX Cloud, and potentially host commercially-licensable machine learning and foundation models developed by Recursion on BioNeMo, NVIDIA’s marketplace for generative AI in drug discovery. In this partnership, we will maintain control of our proprietary data and models as well as how and where we could host our technology tools as we expand our business strategy of data as a value driver. Since the announcement in July, we have already deployed our digital chemistry technology together with NVIDIA’s computational resources to predict the ligand-protein interactions for approximately 36 billion compounds in the Enamine REAL Space, reported to be the world’s largest searchable chemical library, where we evaluated 2.8 quadrillion target-compound pairs.
•Roche-Genentech and Bayer: We continue to advance our collaborations to discover potential new therapeutics with our strategic partners Roche-Genentech and Bayer. In the near-term, there is the potential for option exercises associated with partnership programs or option exercises associated with map building initiatives or data sharing.

Platform

•Digital Chemistry and Generative AI Capabilities: In May 2023, we acquired Cyclica and Valence Discovery to bolster our digital chemistry and generative AI capabilities and drive value across our pipeline, partnerships and platform. Shortly after closing these acquisitions, we used Cyclica’s digital chemistry tools to predict the protein-ligand interactions for the over 1 million compounds in our internal, non-partnered chemical library. Now, less than one quarter after the closing of these acquisitions, we worked with our partners at NVIDIA to predict the protein-ligand interactions of approximately 36 billion compounds in the Enamine REAL Space, reported to be the world’s largest searchable chemical library. As part of the Cyclica acquisition, Recursion acquired four platform patent families, which includes four pending U.S. patent applications directed to our platform with expiration, upon issuance, expected to be no earlier than 2035.

This brings the total number of patent families related to the Recursion Platform to at least 25, and includes patents that, upon issuance, are expected to expire as late as 2042.
•Accelerating Pipeline and Partnership Value: For our internal pipeline, we have used our digital chemistry tools to deconvolve proteome-wide biological targets to confirm that certain compounds operate through a novel mechanism of action which was previously predicted by our functional phenomics maps. Such proteomic mapping capabilities provide an additional data layer to efficiently identify the most promising novel chemical series.
•Foundation Model Construction: We continue to use our supercomputer, BioHive-1, to train a proprietary phenomics foundation model. As we have trained on larger quantities of our proprietary data, emergent properties have arisen out of the models and we have seen significant improvements over previous deep learning production models. We are also in the early stages of exploring more powerful and broadly useful foundation models based on our large-scale proprietary multi-omics data, which includes phenomics across 50 human cell types and approximately 1.7 million compounds, multi-timepoint live-cell microscopy, transcriptomics, proteomics, inVivomics, multi-target compound interactions, physicochemical properties, as well as predicted protein-ligand relationships. We may explore commercial licensing of some of our models in collaboration with NVIDIA and their BioNeMo platform in the coming year, though our state-of-the-art models will only be available to our team and close partners.
•Large Language Models: One year ago, more than 40 employees were dedicated to exploring our maps of biology and chemistry to initiate programs at Recursion. Today, those same employees have been redeployed and our newest internal programs are being initiated autonomously. This efficiency and scale is through the deployment of large language models to map scientific literature in conjunction with our internally derived proprietary maps to identify opportunities for scientific arbitrage in areas of unmet need. These opportunities are then automatically prioritized for confirmation and validation in our highly-automated wetlabs. This is a significant step towards our vision of autonomous drug discovery and biological exploration.
•Valence Labs - Powered by Recursion: In July 2023 at the International Conference for Machine Learning, we launched Valence Labs, Recursion’s cutting-edge machine learning research center for biology and chemistry in Montréal that aims to promote open-science and academic research. Recursion’s commitment to open-science helps us recruit and retain the best talent in the field of generative AI, allows us to design and set the standards by which ML and AI are deployed in drug discovery, and may drive additional biopharma companies to consider partnering with Recursion to get access to our proprietary state-of-the-art tools, technology, datasets and programs.

Additional Corporate Updates

•Chief Medical Officer: In May 2023, David Mauro, M.D., Ph.D. joined Recursion as its Chief Medical Officer. Dr. Mauro has over 20 years experience in oncology drug development and has guided more than 25 Investigational New Drug candidates through the translational, preliminary and later stages of development at various companies.
•Chief Legal Officer: In July 2023, Recursion named Nathan Hatfield, J.D., M.B.A. as Chief Legal Officer. Mr. Hatfield has worked at Recursion for over 6 years, previously serving as SVP and Head of Legal. Prior to Recursion, Mr. Hatfield was a securities attorney at the law firm Wilson Sonsini Goodrich & Rosati.
•Toronto Office: In June 2023, we celebrated the opening of our Canadian Headquarters in Toronto with government officials as well as members of the technology and biotechnology communities.
•ESG Reporting: In June 2023, Recursion received a favorable ESG Risk Rating from Morningstar Sustainalytics which ranked Recursion as the #1 biotechnology company out of approximately 400 companies and the #14 pharmaceuticals company out of approximately 900 companies.

Financing and Operations

We were incorporated in November 2013. On April 20, 2021, we closed our Initial Public Offering (IPO) and issued 27,878,787 shares of Class A common stock at a price of $18.00 per share, raising net proceeds of $462.4 million. Prior to our IPO, we had raised approximately $448.9 million in equity financing from investors in addition to $30.0 million in an upfront payment from our collaboration with Bayer AG (Bayer). In January 2022, we received an upfront payment of $150.0 million from our collaboration with Roche. See Note 9, “Collaborative Development Contracts” to the Condensed Consolidated Financial Statements for additional information on the collaborations. In October 2022, we issued 15,336,734 shares of our Class A common stock at a purchase price of $9.80 per share in the 2022 Private Placement to qualified institutional buyers and institutional accredited investors (the Purchasers) for net proceeds of $143.7 million, after deducting fees and offering costs of $6.6 million. On July 11, 2023, we issued an aggregate of 7,706,363 shares of the Company’s Class A common stock at a purchase price of $6.49 per share for gross proceeds of approximately $50.0 million, before deducting expenses in the 2023 Private Placement with NVIDIA Corporation. See Note 14, “Subsequent Events” to the Condensed Consolidated Financial Statements for additional information on the 2023 Private Placement.

We use the capital we have raised to fund operations and investing activities across platform research operations, drug discovery, clinical development, digital and other infrastructure, creation of our portfolio of intellectual property and administrative support. We do not have any products approved for commercial sale and have not generated any revenues from product sales. We had cash and cash equivalents of $405.9 million as of June 30, 2023. Based on our current operating plan, we believe that our cash and cash equivalents will be sufficient to fund our operations for at least the next twelve months.

Since inception, we have incurred significant operating losses. Our net losses were $76.7 million and $142.1 million during the three and six months ended June 30, 2023, respectively. Our net losses were $65.6 million and $121.5 million during the three and six months ended June 30, 2022, respectively. As of June 30, 2023, our accumulated deficit was $781.6 million.

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

Other Income, Net

Other income, net consists primarily of interest earned on cash and cash equivalents.

Results of Operations

The following table summarizes our results of operations:

(in thousands, except percentages)	Three months ended June 30,		Change		Six months ended June 30,		Change
	2023	2022	$	%	2023	2022	$	%
Revenue
Operating revenue	$11,016	$7,653	$3,364	44%	$23,150	$12,952	$10,198	79%
Grant revenue	1	21	(20)	(96)%	1	55	(55)	(98)%
Total revenue	11,017	7,674	3,344	44%	23,151	13,007	10,143	78%

Operating costs and expenses
Cost of revenue	9,382	14,227	(4,845)	(34)%	21,829	22,026	(196)	(1)%
Research and development	55,060	38,439	16,621	43%	101,737	70,880	30,858	44%
General and administrative	28,290	21,199	7,091	33%	51,165	42,273	8,892	21%
Total operating costs and expenses	92,732	73,865	18,867	26%	174,731	135,179	39,554	29%

Loss from operations	(81,715)	(66,191)	(15,523)	(23)%	(151,580)	(122,172)	(29,411)	(24)%
Other income, net	4,989	631	4,358	>100%	9,527	633	8,893	>100%
Net loss	$(76,726)	$(65,560)	$(11,165)	(17)%	$(142,053)	$(121,539)	$(20,518)	(17)%

Summary

Our financial performance during the three and six months ended June 30, 2023 compared to the prior periods included; (i) an increase in research and development costs due to increased platform costs as we have expanded and upgraded our capabilities, additionally for the three and six months ended June 30, 2022 platform costs decreased due to a reallocation of spending to cost of revenue for our strategic partnerships and (ii) an increase in revenue recognized due to progression on our strategic partnership with Roche.

Revenue

The following table summarizes our components of revenue:

	Three months ended June 30,		Change		Six months ended June 30,		Change
(in thousands, except percentages)	2023	2022	$	%	2023	2022	$	%
Revenue
Operating revenue	$11,016	$7,653	$3,364	44%	$23,150	$12,952	$10,198	79%
Grant revenue	1	21	(20)	(96)%	1	55	(55)	(98)%
Total revenue	$11,017	$7,674	$3,344	44%	$23,151	$13,007	$10,143	78%

For the three and six months ended June 30, 2023, the increase in revenue compared to prior period was due to revenue recognized from our strategic partnership with Roche, which has progressed from primarily cell type evaluation work to inference based Phenomap building and additional cell type evaluation work.

Cost of Revenue

The following table summarizes our cost of revenue:

(in thousands, except percentages)	Three months ended June 30,		Change		Six months ended June 30,		Change
	2023	2022	$	%	2023	2022	$	%
Total cost of revenue	$9,382	$14,227	$(4,845)	(34)%	$21,829	$22,026	$(197)	(1)%

For the three months ended June 30, 2023, the decrease in cost of revenue compared to prior period was due to our strategic partnership with Bayer, for which less brute-force work was required.

Research and Development

The following table summarizes our components of research and development expense:

(in thousands, except percentages)	Three months ended June 30,		Change		Six months ended June 30,		Change
	2023	2022	$	%	2023	2022	$	%
Research and development expense
Platform	$21,514	$10,686	$10,828	>100%	$40,006	$16,000	$24,006	>100%
Discovery	16,449	12,398	4,051	33%	29,954	24,759	5,195	21%
Clinical	12,479	12,551	(72)	(1)%	24,001	23,663	338	1%
Stock based compensation	4,483	2,165	2,318	>100%	7,315	3,929	3,386	86%
Other	135	639	(504)	(79)%	461	2,529	(2,068)	(82)%
Total research and development expense	$55,060	$38,439	$16,621	43%	$101,737	$70,880	$30,857	44%

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

For the three and six months ended June 30, 2023, the increase in research and development expenses compared to the prior period was due to increased platform costs as we have expanded and upgraded our capabilities in platform including our chemical technology, machine learning and transcriptomics platform. Additionally, for the three and six months ended June 30, 2022 platform costs decreased due to a reallocation of spending to cost of revenue for our strategic partnerships.

General and Administrative Expense

The following table summarizes our general and administrative expense:

(in thousands, except percentages)	Three months ended June 30,		Change		Six months ended June 30,		Change
	2023	2022	$	%	2023	2022	$	%
Total general and administrative expense	$28,290	$21,199	$7,091	33%	$51,165	$42,273	$8,892	21%

For the three and six months ended June 30, 2023, the increase in general and administrative expense compared to prior period was primarily driven by an increase in salaries and wages of $3.0 million and $4.3 million, respectively, and increases in software and depreciation expense.

Other Income, Net

The following table summarizes our components of other income, net:

(in thousands, except percentages)	Three months ended June 30,		Change		Six months ended June 30,		Change
	2023	2022	$	%	2023	2022	$	%
Interest income	4,957	652	4,306	>100%	9,617	739	8,879	>100%
Interest expense	(26)	(14)	(12)	91.1%	(45)	(28)	(17)	60.8%
Other	57	(7)	64	>100%	(45)	(78)	33	(41.8)%
Other income, net	$4,988	$631	$4,358	>100%	$9,527	$633	$8,895	>100%

For the three and six months ended June 30, 2023, the increase in interest income related to earnings on cash and cash equivalents in money market funds.

Liquidity and Capital Resources

Sources of Liquidity

We have not yet commercialized any products and do not expect to generate revenue from the sales of any product candidates for at least several years. Cash and cash equivalents totaled $405.9 million and $549.9 million as of June 30, 2023 and December 31, 2022, respectively.

We have incurred operating losses and experienced negative operating cash flows and we anticipate that the Company will continue to incur losses for at least the foreseeable future. Our net loss was $76.7 million and $142.1 million during the three and six months ended June 30, 2023, respectively. Our net loss was $65.6 million and $121.5 million during the three and six months ended June 30, 2022, respectively. As of June 30, 2023 and December 31, 2022, we had an accumulated deficit of $781.6 million and $639.6 million, respectively.

We have financed our operations through the private placements of preferred stock and Class A common stock issuances. As of June 30, 2023, we have received net proceeds of $448.9 million from the sale of preferred stock and $606.1 million from Class A common stock issuances. See Note 8, “Common Stock” to the Condensed Consolidated Financial Statements for additional details on Class A common stock issuances. Additionally, as of June 30, 2023, we have received proceeds of $180.0 million from our strategic partnerships. See Note 9, “Collaborative Development Contracts” to the Condensed Consolidated Financial Statements for additional details on the collaborations. Subsequent to June 30, 2023, Recursion entered into the 2023 Private Placement with NVIDIA Corporation, see Note 14, “Subsequent Events” to the Condensed Consolidated Financial Statements for additional details.

Cash Flows

The following table is a summary of the Condensed Consolidated Statements of Cash Flows for each of the periods presented below:

	Six months ended June 30,
(in thousands)	2023	2022
Cash provided by (used in) operating activities	$(140,783)	$15,765
Cash provided by (used in) investing activities	(7,393)	148,244
Cash provided by financing activities	5,709	4,752

Operating Activities
Cash used by operating activities increased during the six months ended June 30, 2023 as a result of an upfront payment of $150.0 million from our strategic partnership with Roche received during the six months ended June 30, 2022.

Cash provided by operating activities during the six months ended June 30, 2022 included an upfront payment of $150.0 million from our strategic partnership with Roche.

Investing Activities
Cash used by investing activities during the six months ended June 30, 2023 consisted primarily of purchases of property and equipment of $9.1 million, which included $1.7 million for a project to upgrade the BioHive supercomputer and lab equipment purchases. The cash used was partially offset by $1.9 million of net cash acquired in the acquisition of a business.

Cash provided by investing activities during the six months ended June 30, 2022 was driven by sales and maturities of investments of $169.1 million, partially offset by purchases of property and equipment of $20.8 million.

Financing Activities
Cash provided by financing activities during the six months ended June 30, 2023 and 2022 primarily included proceeds from equity incentive plans of $5.8 million and $4.8 million, respectively.

Critical Accounting Estimates and Policies

A summary of the Company’s significant accounting estimates and policies is included in Note 2, “Summary of Significant Accounting Policies” in our 2022 Annual Report. Except as noted below, there were no significant changes in the Company’s application of its critical accounting policies during the six months ended June 30, 2023.

Business Combinations

Results of operations of acquired companies are included in the Recursion results of operations as of the respective acquisition dates. The purchase price of each acquisition is allocated to the net assets acquired based on estimates of their fair values at the date of acquisition. Any purchase price in excess of these net assets is recorded as goodwill. The allocation of purchase price in certain cases may be subject to revision based on the final determination of fair values during the measurement period, which may be up to one year from the acquisition date. Legal costs, due diligence costs, business valuation costs and all other business acquisition costs are expensed when incurred.

Amounts allocated to assets and liabilities are based upon fair value estimates. These fair value estimates could require us to make significant estimates and assumptions, especially with respect to intangible assets. We make estimates of fair value based upon assumptions believed to be reasonable and that of a market participant. These estimates are based on available historical information as well as future expectations and the estimates are inherently uncertain. The use of alternative estimates and assumptions could increase or decrease the estimated fair values, the amounts allocated to identifiable intangible assets acquired, future amortization expense and the value of goodwill.

Recently Issued and Adopted Accounting Pronouncements

See Note 2, “Basis of Presentation” in Item 1 of this Quarterly Report on Form 10-Q for information regarding recently issued and adopted accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are exposed to market risk related to changes in interest rates of our cash and cash equivalents. As of June 30, 2023, our cash and cash equivalents primarily consisted of money market funds. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in U.S. interest rates. A hypothetical 100 basis point decrease in interest rates as of as of June 30, 2023, would have an insignificant effect on net loss in the ensuring year.

Foreign Currency Exchange Risk

Our employees and our operations are primarily located in the United States and Canada and our expenses are generally denominated in U.S. and Canadian dollars. We also have entered into a limited number of contracts with vendors for research and development services that have underlying payment obligations denominated in foreign currencies. We are subject to foreign currency transaction gains or losses on our contracts denominated in foreign currencies. To date, foreign currency transaction gains and losses have not been material to our financial statements, and we do not have a formal hedging program with respect to foreign currency. A 10% increase or decrease in current exchange rates would not have had a material effect on our financial results during the three and six months ended June 30, 2023 and 2022.

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

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives as management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2023, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

As of June 30, 2023, management is in the process of integrating the internal controls of the acquired businesses into Recursion's existing operations as part of planned integration activities. There were no other changes in financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company may, from time to time, be involved in various legal proceedings arising in the normal course of business. An unfavorable resolution of any such matter could materially affect the Company’s future financial position, results of operations or cash flows. For more information pertaining to legal proceedings, see Part I, Item 1, Note 7, “Commitments and Contingencies,” which is incorporated herein by reference.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. For a detailed discussion of the risks that affect our business. Please refer to the sections titled “Risk Factor Summary” and “Item 1A. Risk Factors” of our 2022 Annual Report.

The risk factors set forth below represent new risk factors or those containing changes to the similarly titled risk factor included in “Item 1A. Risk Factors” of our 2022 Annual Report.

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

For example, in October 2022, we issued 15,336,734 shares of our Class A common stock for gross proceeds of approximately $150 million and in July 2023, we issued 7,706,363 shares of our Class A common stock for gross proceeds of approximately $50 million. Additionally, in August 2023, we entered into an Open Market Sales Agreement (the “Sales Agreement”) with Jefferies LLC (the “Sales Agent”), to provide for the offering, issuance and sale of up to an aggregate amount of $300.0 million of our Class A common stock from time to time in “at-the-market” offerings. We will pay to the Sales Agent cash commissions of 3.0% of the gross proceeds of sales of our Class A common stock under the Sales Agreement. Sales of a substantial number of shares of our outstanding Class A common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of our Class A common stock intend to sell shares, could reduce the market price of our common stock.

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

RISKS RELATED TO ACQUISITIONS

We may not realize all of the anticipated outcomes and benefits of our Acquisitions.

The benefits we expect to achieve as a result of our recent acquisitions of Cyclica Inc. (“Cyclica”) and Valence Discovery Inc. (“Valence”) in May 2023 and any future acquisitions will depend, in part, on our ability to realize anticipated growth opportunities and cost synergies. Our success in realizing these growth opportunities and cost synergies, and the timing of this realization, depends on the successful integration of Cyclica and Valence’s, and any future acquisition targets’, business and operations with our business and operations. Even if we are able to integrate our business with Cyclica’s and Valence’s business successfully, this integration may not result in the realization of the outcomes and benefits, growth opportunities and cost synergies we currently expect within the anticipated time frame or at all. Moreover, we anticipate that we will incur substantial expenses in connection with the integration of Cyclica’s and Valence’s business with our business. While we anticipate that certain expenses will be incurred, such expenses are difficult to estimate accurately, and may exceed current estimates.

Accordingly, the outcomes and benefits from our acquisition of Cyclica and Valence may be offset by costs incurred or delays in integrating the companies, which could cause the outcomes and benefits we anticipate to be inaccurate or not realized.

Exchange rate fluctuations could result in significant foreign currency gains and losses and affect our business results.

Because the results of both Cyclica and Valence are reported in Canadian dollars, which we will then translate to U.S. dollars for inclusion in our consolidated financial statements, we will be exposed to more significant currency translation risk as a result of the acquisitions. As a result, changes between the foreign exchange rates, in particular the Canadian dollar and the U.S. dollar, affect the amounts we record for our foreign assets, liabilities, revenues and expenses, and could have a negative effect on our financial results. We currently do not enter into hedging arrangements to minimize the impact of foreign currency fluctuations.

RISKS RELATED TO THE SECURITIES MARKETS AND OWNERSHIP OF OUR CLASS A COMMON STOCK

Our amended and restated certificate of incorporation and amended and restated bylaws designate the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or agents.

Our amended and restated bylaws provide that the Court of Chancery of the State of Delaware and the federal district courts of the United States of America is the exclusive forums for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our amended and restated bylaws provide that the Court of Chancery of the State of Delaware or, if the Court of Chancery does not have jurisdiction, another State court in Delaware or the federal district court for the District of Delaware, is the exclusive forum for the following, except for any claim as to which such court determines that there is an indispensable party not subject to the jurisdiction of such court, and the indispensable party does not consent to the personal jurisdiction of such court within 10 days following such determination, which is vested in the exclusive jurisdiction of a court or forum other than such court or for which such court does not have subject matter jurisdiction:
•any derivative action or proceeding brought on our behalf;
•any action asserting a claim of breach of fiduciary duty;
•any action asserting a claim against us arising under the Delaware General Corporation Law, our amended- and restated certificate of incorporation or our amended and restated bylaws; and
•any action asserting a claim against us that is governed by the internal-affairs doctrine.

This provision would not apply to suits brought to enforce a duty or liability created by the Securities Exchange Act of 1934, as amended (the "Exchange Act") or any other claim for which the U.S. federal courts have exclusive jurisdiction. Our amended and restated bylaws further provide that the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Sales of Unregistered Securities

Acquisitions
In May 2023, the Company entered into an agreement to acquire Cyclica. The aggregate upfront consideration for the acquisition of Cyclica consisted of 5,706,089 shares of Recursion Class A common stock, cash payments, 1,000,873 shares issuable upon exercise of stock options held by Cyclica equity award holders and deferred liabilities. Approximately 753 thousand of the aforementioned Class A common stock consideration had not yet been issued as of June 30, 2023. A prospectus supplement to a registration statement (File No. 333-264845) was subsequently filed pursuant to Rule 424(b) on June 9, 2023, to register the resale of certain of such shares and the issuance of shares issuable upon exercise of certain such stock options. In addition, a registration statement on Form S-8 (File No. 333-272282) was filed on May 30, 2023 to register the issuance of shares issuable upon exercise of certain of such stock options.

Also in May 2023, the Company entered into an agreement to acquire Valence. The aggregate upfront consideration for the acquisition of Valence consisted of 2,168,020 shares of Recursion Class A common stock, 5,904,827 shares of a subsidiary of Recursion, exchangeable for shares of Recursion’s Class A common stock, 792,011 shares issuable upon the exercise of stock options held by Valence equity award holders and deferred liabilities. A registration statement on Form S-3ASR (File No. 333-272281) was subsequently filed on May 30, 2023, to register the resale of certain of such shares and to register the issuance of shares issuable upon exercise of certain of such stock options and of shares issuable upon exchange of exchangeable shares. In addition, a registration statement on Form S-8 (File No. 333-272027) was filed on May 18, 2023 to register the issuance of shares issuable upon exercise of certain of such stock options.

Stock Option Exercises
For the six months ended June 30, 2023, we issued 70,000 shares of our Class A common stock to our employees, directors, advisors and consultants upon the exercise of stock options under our Key Personnel Incentive Stock Plan for aggregate consideration of approximately $20 thousand. The shares of Class A common stock issued upon the exercise of stock options were issued pursuant to written compensatory plans or arrangements with our employees, directors, advisors and consultants, in reliance on the exemption provided by Rule 701 promulgated under the Securities Act of 1933, as amended, or pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, relative to transactions by an issuer not involving any public offering, to the extent an exemption from such registration was required. All recipients either received adequate information about our company or had access, through employment or other relationships, to such information.

Item 5. Other Information.

Effective August 8, 2023, we entered into an Open Market Sales Agreement (the “Sales Agreement”) with Jefferies LLC (the “Sales Agent”), pursuant to which we may, from time to time, sell up to an aggregate amount of $300.0 million of our Class A common stock through our Sales Agent in an “at-the-market” offering (the “ATM Offering”). We are not required to sell shares under the Sales Agreement. We will pay the Sales Agent a commission of up to 3% of the aggregate gross proceeds we receive from all sales of our Class A common stock under the Sales Agreement. The Sales Agreement continues until the earlier of selling all shares available under the Sales Agreement or terminated by written notice from either of the parties. No sales have been made under the Sales Agreement.

The ATM Offering is being made under a prospectus supplement dated August 8, 2023, and related prospectus to be filed with the Securities and Exchange Commission pursuant to our automatically effective shelf registration statement on Form S-3ASR (Registration No. 333-264845).

A copy of the Sales Agreement is attached as Exhibit 10.6 to this Quarterly Report. The foregoing description of the Sales Agreement does not purport to be complete and is qualified in its entirety by reference to Exhibit 10.6. A copy of the opinion of Wilson Sonsini Goodrich & Rosati, P.C. relating to the validity of the securities issued in the ATM Offering is filed as Exhibit 5.1 to this Quarterly Report.

We are also filing a prospectus supplement dated August 8, 2023, and related prospectus with the Securities and Exchange Commission pursuant to our automatically effective shelf registration statement on Form S-3ASR (Registration No. 333-264845) to register for resale the shares of Class A common stock issued to NVIDIA Corporation in July 2023. See Note 14, “Subsequent Events” to the Condensed Consolidated Financial Statements for additional details. A copy of the opinion of Wilson Sonsini Goodrich & Rosati, P.C. relating to the validity of such shares is filed as Exhibit 5.2 to this Quarterly Report.

On June 21, 2023, Zavain Dar, a member of our Board of Directors, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 20,141 shares of the Company’s Class A common stock until June 21, 2024.

The following information regarding executive compensation is provided supplementally:

Outstanding Equity Awards at 2022 Fiscal Year-End Table

The following table sets forth information concerning outstanding equity awards held by our named executive officers (NEOs) as of December 31, 2022.

			Option Awards				Stock Awards
Name	Grant Date	Vesting Commencement Date	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($/share)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)	Market Value of Shares or Units of Stock that Have Not Vested ($)(1)
Christopher Gibson	12/31/2020(2)	12/31/2020	31,250	750,000	2.48	12/31/2030	—	—
	2/4/2022(3)	2/4/2022	86,737	329,613	11.40	2/4/2032	—	—
	2/4/2022(4)	2/4/2022	5,436	—	11.40	2/4/2032	—	—
	2/4/2022(5)	2/4/2022	—	—	—	—	169,143	1,304,093
Tina Marriott Larson	7/23/2018(6)	7/23/2018	562,000	—	1.06	7/23/2028	—	—
	12/31/2020(3)	12/31/2020	75,000	75,000	2.48	12/31/2030	—	—
	2/4/2022(3)	2/4/2022	33,170	126,056	11.40	2/4/2032	—	—
	2/4/2022(4)	2/4/2022	4,784	—	11.40	2/4/2032	—	—
	2/4/2022(5)	5/15/2022	—	—	—	—	64,688	498,744

Michael Secora	3/4/2020(7)	3/4/2020	468,750	351,562	2.22	3/4/2030	—	—
	3/4/2020(8)	3/4/2020	900,000	600,000	2.22	3/4/2030	—	—
	2/4/2022(3)	2/4/2022	24,306	92,378	11.40	2/4/2032	—	—
	2/4/2022(4)	2/4/2022	3,914	—	11.40	2/4/2032	—	—
	2/4/2022(5)	5/15/2022	—	—	—	—	47,404	365,485
Shafique Virani	3/4/2020(7)	—	407,580	234,375	2.22	3/04/2020(7)	—	—
	2/4/2022(3)	2/4/2022	16,760	63,690	11.40	2/4/2032	—	—
	2/4/2022(4)	2/4/2022	5,436	—	11.40	2/4/2032	—	—
	2/4/2022(5)	5/15/2022	—	—	—	—	32,683	251,986
Ramona Doyle	—	—	—	—	—	—	—	—

1.The amount in this column is calculated by multiplying the number of RSUs by the closing price of our common stock on the Nasdaq Global Select Market on December 30, 2022 (the last business day of fiscal 2022), which was $7.71.
2.Represents an option to purchase shares of our Class A common stock which vests as to one forty-eighth (1/48th) of the shares subject to the award shall vest one month after the vesting commencement date, and one forty-eighth (1/48th) of the shares subject to the award shall vest each month thereafter. Under the Equity Exchange Agreement, Dr. Gibson has the right to exchange the shares of Class A common stock received upon exercise of this option for shares of Class B common stock in accordance with the terms of the Equity Exchange Agreement.
3.Represents an option to purchase shares of our Class A common stock which vests as to one forty-eighth (1/48th) of the shares subject to the award shall vest one month after the vesting commencement date, and one forty-eighth (1/48th) of the shares subject to the award shall vest each month thereafter.
4.Represents an option to purchase shares of our Class A common stock that is fully vested and exercisable on the vesting commencement date pursuant to our 2021 Short-Term Incentive plan.
5.Represents RSUs that vest as to one one-sixteenth (1/16th) of the units subject the RSU beginning May 15, 2022 and every three months thereafter.
6.Represents an option to purchase shares of our Class A common stock. Twenty-Five percent (25%) of the shares subject to the award vested on July 16, 2019, and one-forty-eighth (1/48th) of the shares subject to the award vest each month thereafter.
7.Represents an option to purchase shares of our Class A common stock. One forty-eighth (1/48th) of the shares subject to the award vested on April 1, 2020, and one forty-eighth (1/48th) of the shares subject to the award vest each month thereafter.
8.Represents an option to purchase 1,500,000 shares of our Class A common stock that vest becomes cumulatively vested as to the following number of shares subject to the option upon each occurrence of certain liquidity events, subject to Mr. Secora’s continued service through the date of such Liquidity Event:

Liquidity Event Value	Cumulative Vested Shares
Greater than $7.11	150,000
Greater than $9.24	300,000
Greater than $12.02	450,000
Greater than $15.63	600,000
Greater than $20.32	750,000
Greater than $29.46	900,000
Greater than $42.72	1,050,000
Greater than $61.95	1,200,000
Greater than $89.83	1,350,000
Greater than $103.26	1,500,000

Once a number of shares subject to the option have vested upon the occurrence of a liquidity event, the number of vested shares subject to the option will not be reduced if the Liquidity Event Value in a subsequent liquidity event is lower than the Liquidity Event Value in the prior liquidity event.

Option Exercises and Stock Vested

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(2)
Christopher Gibson	690,104	3,520,561	41,750	427,685
Tina Marriott Larson	150,500	1,280,277	17,317	178,957
Michael Secora	—	—	12,895	133,476
Shafique Virani	45,000	445,758	10,260	107,637
Ramona Doyle	265,625	2,146,210	4,798	40,911

1.The value realized when the stock options were exercised represents (i) the excess of the closing price of a share of our common stock as reported on the Nasdaq Global Market on the date of exercise over the per share exercise price of the stock option, multiplied by (ii) the number of option shares exercised.
2.The value realized upon vesting of RSUs is calculated by multiplying the number of restricted stock awards or RSUs vested by the closing price market price of a share of our common stock as reported on the Nasdaq Global Market on the vest date.

Estimated Payments Upon Termination or Change In Control

The following table provides an estimate of the payments and benefits that would be provided in the circumstances described in the Company’s 2023 Proxy Statement under the heading “Potential Payments Upon Termination or Change In Control—Executive Change In Control And Severance Plan” for each of the NEOs (other than Dr. Doyle), assuming the triggering event took place on December 30, 2022 (the last business day of fiscal 2022) and based on the closing of our common stock on the Nasdaq Global Select Market on that date, which was $7.71. With respect to our former NEO, Ramona Doyle, who ceased employment with us during 2022, the table below reflects the following severance benefits that Dr. Doyle received as a result of such separation: (i) a lump sum payment of $336,600, representing 9 months of her annual base salary, and (ii) a taxable lump sum payment of $10,858, which is an amount equal to the premium cost of continued health coverage under COBRA for a period of 9 months.

	Potential Payable Upon Termination Without Cause, Resignation for Good Reason, or Death or Disability
Name	Without a Change in Control ($)	With a Change in Control ($)
Christopher Gibson
Salary	520,000	520,000
Annual Incentive	—	520,000
Value of Accelerated Vesting	—	5,390,030
Healthcare Benefits	21,145	21,145
Tina Marriott Larson
Salary	343,200	457,600
Annual Incentive	—	457,600
Value of Accelerated Vesting	—	907,338
Healthcare Benefits	13,942	18,589
Michael Secora
Salary	273,000	364,000
Annual Incentive	—	364,000
Value of Accelerated Vesting	—	5,589,560
Healthcare Benefits	15,859	21,145
Shafique Virani
Salary	382,500	510,000
Annual Incentive	—	510,000
Value of Accelerated Vesting	—	1,538,705
Healthcare Benefits	13,942	18,589
Ramona Doyle
Salary	336,600	—
Annual Incentive	—	—
Value of Accelerated Vesting	—	—
Healthcare Benefits	10,858	—

Item 6. Exhibits.

Exhibit Index:

		Incorporated by Reference
Exhibit number	Description	Form	File No.	Exhibit No.	Filing Date	Filed / Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of Recursion Pharmaceuticals, Inc.	8-K	001-40323	3.1	April 21, 2021
3.2	Amended and Restated Bylaws of Recursion Pharmaceuticals, Inc.	8-K	001-40323	3.2	April 21, 2021

4.1	Amended and Restated Investors’ Rights Agreement by and among the Registrant and certain of its stockholders, dated September 1, 2020.	S-1/A	333-254576	4.1	April 15, 2021
4.2	Specimen Class A common stock certificate of the Registrant.	S-1/A	333-254576	4.2	April 15, 2021
4.3	Exchangeable Share Support Agreement, dated May 8, 2023.	S-3ASR	333-272281	4.2	May 30, 2023
4.4	Registration Agreement, dated May 16, 2023, by and among the Registrant, Valence Discovery, Inc., and certain shareholders of Valence Discovery, Inc.	S-3ASR	333-272281	4.3	May 30, 2023
4.5	Registration Agreement, dated May 25, 2023, by and among the Registrant, Recursion Canada Inc., and certain shareholders of Cyclica Inc.	8-K	001-40323	4.1	June 9, 2023
5.1	Opinion of Wilson Sonsini Goodrich & Rosati, Professional Corporation					X
5.2	Opinion of Wilson Sonsini Goodrich & Rosati, Professional Corporation					X
10.1	Employment Offer Letter, dated May 19, 2023, between the Registrant and Dr. David Mauro, M.D., Ph.D.					X
10.2	Stock Purchase Agreement, dated July 11, 2023, by and among the Registrant and NVIDIA.	8-K	001-40323	10.1	July 12, 2023
10.3	Registration Rights Agreement, dated July 11, 2023, by and among the Registrant and NVIDIA.	8-K	001-40323	10.2	July 12, 2023
10.4	Cyclica Inc. Second Amended and Restated Stock Option Plan	S-8	333-272282	4.4	May 30, 2023
10.5	Valence Discovery Inc. Stock Option Plan dated April 17, 2018 as amended and restated on November 16, 2021	S-8	333-272027	4.4	May 18, 2023
10.6	Open Market Sales Agreement dated August 8, 2023 by and between the Registrant and Jefferies LLC					X
23.1	Consent of Wilson Sonsini Goodrich & Rosati, P.C. (included in the opinion filed as Exhibit 5.1)					X
23.2	Consent of Wilson Sonsini Goodrich & Rosati, P.C. (included in the opinion filed as Exhibit 5.2)					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

*	The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 8, 2023.

RECURSION PHARMACEUTICALS, INC.

By:	/s/ Christopher Gibson
Christopher Gibson
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Michael Secora
Michael Secora
Chief Financial Officer
(Principal Financial and Accounting Officer)