Form 10-Q
period 2023-09-30
RECURSION PHARMACEUTICALS, INC.
filed 2023-11-09
CIK 1601830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
or
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

As of October 31, 2023, there were 208,283,925, 7,589,871 and 749,445 of the registrant’s Class A, B and exchangeable common stock outstanding, respectively.

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
•our expectations related to the performance and benefits of our BioHive supercomputer, including our planned expansion of the BioHive supercomputer capabilities;
•our ability to realize a return on our investment of resources and cash in our drug discovery collaborations;
•our ability to integrate acquired businesses with our existing programs and platform and realize a return on acquired assets;
•our ability to leverage datasets acquired through licenses with third parties, including with Tempus, into increased machine learning capabilities, novel genetic associations and mechanisms, innovative therapeutics, or other beneficial outcomes;
•our ability to derive value from our Recursion OS by licensing subsets of data and key tools;
•the ability to construct and apply more and increasingly sophisticated foundation models and large language models across biology, chemistry and translation and to use these models to drive new, better programs into clinical development both in our own pipeline and with our current and future partners at scale;
•our ability to scale like a technology company, including scaling our Recursion OS, and to add more programs to our pipeline each year;
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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Recursion Pharmaceuticals, Inc.
Condensed Consolidated Balance Sheets (unaudited)
(in thousands, except share and per share amounts)

	September 30,	December 31,
	2023	2022
Assets
Current assets
Cash and cash equivalents	$387,322	$549,912
Restricted cash	2,256	1,280
Other receivables	3,164	2,753
Other current assets	17,780	15,869
Total current assets	410,522	569,814

Restricted cash, non-current	7,629	7,920
Property and equipment, net	86,248	88,192
Operating lease right-of-use assets	34,062	33,255
Intangible assets, net	39,459	1,306
Goodwill	52,750	801
Other assets, non-current	155	—
Total assets	$630,825	$701,288

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$4,265	$4,586
Accrued expenses and other liabilities	39,806	32,904
Unearned revenue	43,997	56,726
Notes payable	695	97
Operating lease liabilities	5,355	5,952
Total current liabilities	94,118	100,265

Unearned revenue, non-current	51,383	70,261
Notes payable, non-current	1,126	536
Operating lease liabilities, non-current	44,300	44,420
Deferred tax liabilities	1,931	—
Total liabilities	192,858	215,482

Commitments and contingencies (Note 7)

Stockholders’ equity
Common stock, $0.00001 par value; 2,000,000,000 shares (Class A 1,989,032,117 and Class B 10,967,883) authorized as of September 30, 2023 and December 31, 2022; 216,313,682 shares (Class A 207,964,366, Class B 7,599,871 and Exchangeable 749,445) and 191,022,864 shares (Class A 183,209,655, Class B 7,813,209 and Exchangeable 0) issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	2	2
Additional paid-in capital	1,312,591	1,125,360
Accumulated deficit	(874,626)	(639,556)
Total stockholders’ equity	437,967	485,806

Total liabilities and stockholders’ equity	$630,825	$701,288

See the accompanying notes to these condensed consolidated financial statements.

Recursion Pharmaceuticals, Inc.
Condensed Consolidated Statements of Operations (unaudited)
(in thousands, except share and per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Revenue
Operating revenue	$10,102	$13,053	$33,252	$26,005
Grant revenue	431	107	432	162
Total revenue	10,533	13,160	33,684	26,167

Operating costs and expenses
Cost of revenue	10,877	15,409	32,706	37,435
Research and development	70,007	40,836	171,744	111,716
General and administrative	29,199	19,488	80,364	61,761
Total operating costs and expenses	110,083	75,733	284,814	210,912

Loss from operations	(99,550)	(62,573)	(251,130)	(184,745)
Other income, net	6,533	2,128	16,060	2,761
Net loss	$(93,017)	$(60,445)	$(235,070)	$(181,984)

Per share data
Net loss per share of Class A, B and Exchangeable common stock, basic and diluted	$(0.43)	$(0.35)	$(1.16)	$(1.06)
Weighted-average shares (Class A, B and Exchangeable) outstanding, basic and diluted	214,327,186	173,435,970	203,090,637	172,122,974

See the accompanying notes to these condensed consolidated financial statements.

Recursion Pharmaceuticals, Inc.
Condensed Consolidated Statements of Comprehensive Loss (unaudited)
(in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Net loss	$(93,017)	$(60,445)	$(235,070)	$(181,984)

Unrealized gain on investments	—	197	—	87
Net realized loss on investments reclassified into net loss	—	—	—	39
Other comprehensive income	—	197	—	126
Comprehensive loss	$(93,017)	$(60,248)	$(235,070)	$(181,858)

See the accompanying notes to these condensed consolidated financial statements.

Recursion Pharmaceuticals, Inc.
Condensed Consolidated Statements of Stockholders’ Equity (unaudited)
(in thousands, except share amounts)

	Common Stock		Additional Paid-in-Capital	Accumulated Deficit	Accumulated other comprehensive loss	Stockholders’ Equity
	(Class A, B and Exchangeable)
	Shares	Amount
Balance as of June 30, 2023	206,737,332	$2	$1,250,570	$(781,609)	$—	$468,963
Net loss	—	—	—	(93,017)	—	(93,017)
Stock option exercises and other	2,814,903	—	2,995	—	—	2,995
Stock-based compensation	—	—	16,792	—	—	16,792
Common stock issuance for private placement, net of issuance costs	7,706,363	—	50,000	—	—	50,000
Class A shares and stock options issued for acquisitions	558,605	—	—	—	—	—
Exchangeable shares issued for acquisitions	(1,503,521)	—	(7,766)	—	—	(7,766)
Class A shares issued for exchangeable shares	1,921,693	—	—	—	—	—
Exchangeable shares redeemed	(1,921,693)	—	—	—	—	—
Balance as of September 30, 2023	216,313,682	$2	$1,312,591	$(874,626)	$—	$437,967

	Common Stock		Additional Paid-in-Capital	Accumulated Deficit	Accumulated other comprehensive loss	Stockholders’ Equity
	(Class A, B and Exchangeable)
	Shares	Amount
Balance as of December 31, 2022	191,022,864	$2	$1,125,360	$(639,556)	$—	$485,806
Net loss	—	—	—	(235,070)	—	(235,070)
Stock option exercises and other	6,417,024	—	8,789	—	—	8,789
Stock-based compensation	—	—	37,417	—	—	37,417
Common stock issuance for private placement, net of issuance costs	7,706,363	—	50,000	—	—	50,000
Class A shares and stock options issued for acquisitions	7,437,258	—	68,499	—	—	68,499
Exchangeable shares issued for acquisitions	3,730,173	—	22,526	—	—	22,526
Class A shares issued for exchangeable shares	3,148,938	—	—	—	—	—
Exchangeable shares redeemed	(3,148,938)	—	—	—	—	—
Balance as of September 30, 2023	216,313,682	$2	$1,312,591	$(874,626)	$—	$437,967

See the accompanying notes to these condensed consolidated financial statements.

Recursion Pharmaceuticals, Inc.
Condensed Consolidated Statements of Stockholders’ Equity (unaudited)
(in thousands, except share amounts)

	Common Stock		Additional Paid-in-Capital	Accumulated Deficit	Accumulated other comprehensive loss	Stockholders’ Equity
	(Class A, B and Exchangeable)
	Shares	Amount
Balance as of June 30, 2022	172,815,409	$2	$959,393	$(521,619)	$(197)	$437,579
Net loss	—	—	—	(60,445)	—	(60,445)
Other comprehensive gain	—	—	—	—	197	197
Stock option exercises and other	1,257,497	—	1,794	—	—	1,794
Stock-based compensation	—	—	8,909	—	—	8,909
Balance as of September 30, 2022	174,072,906	$2	$970,096	$(582,064)	$—	$388,034

	Common Stock		Additional Paid-in-Capital	Accumulated Deficit	Accumulated other comprehensive loss	Stockholders’ Equity
	(Class A, B and Exchangeable)
	Shares	Amount
Balance as of December 31, 2021	170,272,462	$2	$943,142	$(400,080)	$(126)	$542,938
Net loss	—	—	—	(181,984)	—	(181,984)
Other comprehensive loss	—	—	—	—	126	126
Stock option exercises and other	3,800,444	—	6,740	—	—	6,740
Stock-based compensation	—	—	20,214	—	—	20,214
Balance as of September 30, 2022	174,072,906	$2	$970,096	$(582,064)	$—	$388,034

See the accompanying notes to these condensed consolidated financial statements.

Recursion Pharmaceuticals, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Nine months ended September 30,
	2023	2022
Cash flows from operating activities
Net loss	$(235,070)	$(181,984)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	16,849	8,542
Stock-based compensation	37,417	20,214
Fixed asset impairment	1,188	2,806
Lease expense	6,014	5,747
Other, net	(1,114)	377
Changes in operating assets and liabilities:
Other receivables and assets	(1,334)	(5,574)
Unearned revenue	(33,360)	123,995
Accounts payable	(670)	1,072
Accrued development expense	391	3,696
Accrued expenses and other current liabilities	3,936	(12,740)
Operating lease liabilities	(7,950)	(4,927)
Net cash used in operating activities	(213,703)	(38,776)

Cash flows from investing activities
Net cash and restricted cash acquired in the acquisition of a business	1,915	—
Purchases of property and equipment	(9,888)	(29,080)
Purchase of an intangible asset	(247)	(300)
Sales and maturities of investments	480	230,608
Net cash provided by (used in) investing activities	(7,740)	201,228

Cash flows from financing activities
Proceeds from private placement of stock	50,000	—
Proceeds from equity incentive plans	9,546	7,156
Repayment of long-term debt	(72)	(67)
Net cash provided by financing activities	59,474	7,089

Effect of exchange rate changes on cash, cash equivalents and restricted cash	64	—

Net change in cash, cash equivalents and restricted cash	(161,905)	169,541
Cash, cash equivalents and restricted cash, beginning of period	559,112	295,349
Cash, cash equivalents and restricted cash, end of period	$397,207	$464,890

Supplemental schedule of non-cash investing and financing activities
Issuance of shares for the acquisitions of businesses	$91,025	$—
Accrued property and equipment	—	3,093
Right-of-use asset additions and modifications	4,324	3,950
Financed equipment purchase	1,214	—

Supplemental schedule of cash flow information
Cash paid for operating leases	$7,950	$4,927
Cash paid for interest	36	42

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

As of September 30, 2023, the Company had an accumulated deficit of $874.6 million. The Company expects to incur substantial operating losses in future periods and will require additional capital to advance its drug candidates. The Company does not expect to generate significant revenue until the Company successfully completes significant drug development milestones with its subsidiaries or in collaboration with third parties, which the Company expects will take a number of years. In order to commercialize its drug candidates, the Company or its partners need to complete clinical development and comply with comprehensive regulatory requirements. The Company is subject to a number of risks and uncertainties similar to those of other companies of the same size within the biotechnology industry, such as the uncertainty of clinical trial outcomes, uncertainty of additional funding and a history of operating losses.

The Company has funded its operations to date primarily through the issuance of convertible preferred stock and the issuance of Class A common stock (see Note 8, “Common Stock” for additional details). Additionally, we have received payments from our strategic partnerships (see Note 9, “Collaborative Development Contracts” for additional details). Recursion will likely be required to raise additional capital. As of September 30, 2023, the Company did not have any unconditional outstanding commitments for additional funding. If the Company is unable to access additional funds when needed, it may not be able to continue the development of its products or the Company could be required to delay, scale back or abandon some or all of its development programs and other operations. The Company’s ability to access capital when needed is not assured and, if not achieved on a timely basis, could materially harm its business, financial condition and results of operations.

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

Note 3.    Supplemental Financial Information

Property and Equipment

	September 30,	December 31,
(in thousands)	2023	2022
Lab equipment	$58,790	$47,524
Leasehold improvements	45,791	41,872
Office equipment	22,098	20,164
Construction in progress	416	8,747
Property and equipment, gross	127,095	118,307
Less: Accumulated depreciation	(40,847)	(30,115)
Property and equipment, net	$86,248	$88,192

Depreciation expense on property and equipment was $4.2 million and $11.7 million during the three and nine months ended September 30, 2023, respectively, and $2.9 million and $8.3 million during the three and nine months ended September 30, 2022, respectively. The Company recorded an impairment of $1.2 million and $2.8 million during the nine months ended September 30, 2023 and 2022, respectively, related to construction projects for leasehold improvements as the Company no longer intended to use them. The impairments were recorded in “General and Administrative” in the Condensed Consolidated Statements of Operations.

For the nine months ended September 30, 2023, the Company initiated and completed a project to upgrade the BioHive supercomputer for $1.7 million. The supercomputer was classified as office equipment in the above table. The increase in lab equipment from the prior year was driven by the completion of several labs in the headquarters expansion. The majority of the balance was included in construction in progress in the prior year.

Accrued Expenses and Other Liabilities

	September 30,	December 31,
(in thousands)	2023	2022
Accrued compensation	$22,231	$20,433
Accrued development expenses	3,763	3,372
Accrued early discovery expenses	2,936	3,192
Materials received not invoiced	3,516	2,028
Accrued other expenses	7,360	3,879
Accrued expense and other liabilities	$39,806	$32,904

Notes Payable

In January 2023, the Company entered into a financing agreement for borrowing $1.9 million as part of the supercomputer upgrade project. The debt will be repaid over a three-year period at a 7% interest rate. As of September 30, 2023, the outstanding balance was $1.3 million.

In 2018, the Company borrowed $992 thousand, which was available as part of a lease agreement for use on tenant improvements. The note will be repaid over a 10-year period at an 8% interest rate. As of September 30, 2023, the outstanding balance was $561 thousand.

Interest Income, net

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2023	2022	2023	2022
Interest income	$4,977	$1,833	$14,594	$2,572
Interest expense	(25)	(13)	(71)	(42)
Interest income, net	$4,952	$1,820	$14,523	$2,530

For the three and nine months ended September 30, 2023 and 2022, interest income primarily related to earnings on cash and cash equivalents in money market funds. Interest income was included in “Other income, net” on the Condensed Consolidated Statements of Operations.

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

The acquisition of Valence was accounted for as a business combination using the acquisition method of accounting. The aggregate upfront consideration for the acquisition of Valence consisted of 2,168,020 shares of Recursion Class A common stock, 4,390,939 shares of a subsidiary of Recursion, exchangeable for shares of Recursion’s Class A common stock, 792,011 shares issuable upon exercise of stock options held by Valence equity award holders and deferred liabilities for additional consideration. An insignificant number of the aforementioned shares of consideration had not yet been issued as of September 30, 2023.The final number of shares to be issued has not yet been finalized and so are subject to change.

The following table summarizes total consideration:

(in thousands)
Fair value of Recursion Class A common stock	$11,122
Fair value of Exchangeable stock	22,526
Fair value of equity awards issued to Valance equity award holders	1,933
Deferred liabilities for additional consideration	358
Total consideration	$35,939

The following table summarizes the fair value of assets acquired and liabilities assumed as of the acquisition date:

(in thousands)
Cash	$4,235
Other receivables	485
Intangible asset - technology	15,000
Accounts payable and accrued liabilities	(872)
Deferred income taxes	(2,892)
Total identifiable net assets	$15,956
Goodwill	19,983
Total assets acquired and liabilities assumed	$35,939

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

Subsequent to the acquisition date, the Company made certain adjustments to decrease the fair value of consideration transferred by $7.8 million, which also resulted in a decrease to goodwill of $7.8 million. These adjustments have been reflected in the tables above. The Company made these adjustments to reflect facts and circumstances that existed as of the acquisition date and did not result from intervening events subsequent to such date. These adjustments did not have a material impact on Recursion's results of operations.

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

The acquisition of Cyclica was accounted for as a business combination using the acquisition method of accounting. The aggregate upfront consideration for the acquisition of Cyclica consisted of 5,706,089 shares of Recursion Class A common stock, cash payments, 1,000,873 shares issuable upon exercise of stock options held by Cyclica equity award holders and deferred liabilities for additional consideration. Approximately 194 thousand of the aforementioned shares of Class A common stock consideration had not yet been issued as of September 30, 2023.

The following table summarizes total consideration:

(in thousands)
Fair value of Recursion Class A common stock	$49,415
Cash	6,434
Fair value of equity awards issued to Cyclica equity award holders	6,030
Deferred liabilities for additional consideration	341
Total consideration	$62,220

The following table summarizes the fair value of assets acquired and liabilities assumed as of the acquisition date:

(in thousands)
Cash	$2,429
Restricted cash	1,685
Other receivables	736
Investments	1,000
Other current assets	385
Intangible assets - technology	28,000
Accounts payable and accrued liabilities	(579)
Unearned revenue	(1,754)
Deferred income taxes	(1,443)
Other liabilities, current	(66)
Other liabilities, non-current	(139)
Total identifiable net assets	$30,254
Goodwill	31,965
Total assets acquired and liabilities assumed	$62,219

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

Recursion’s condensed consolidated statement of operations for the nine months ended September 30, 2023 included immaterial net revenue and a $6.0 million operating loss associated with Cyclica’s operations. As the acquisition occurred in May 2023, the Company is still finalizing the allocation of the purchase price to the individual assets acquired and liabilities assumed. The allocation of the purchase price included in the current period balance sheet is based on the best estimate of management and is preliminary and subject to change. The primary areas subject to change relate to the valuation of the intangible assets, other receivables and deferred taxes. To assist management in the allocation, the Company engaged external specialists. The Company will finalize the amounts recognized as the information necessary to complete the analysis is obtained. The Company expects to finalize these amounts as soon as possible but no later than one year from the acquisition date.

Pro forma financial information

The following table presents the unaudited pro forma combined results of operations of Recursion, Valence and Cyclica as if the acquisitions had occurred on January 1, 2022:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2023	2022	2023	2022
Net revenue	$10,534	$13,478	$33,970	$26,942
Net loss	(92,553)	(66,836)	(245,391)	(207,131)

The unaudited pro forma financial information was prepared using the acquisition method of accounting and was based on the historical financial information of Recursion, Valence and Cyclica. In order to reflect the occurrence of the acquisition on January 1, 2022 as required, the unaudited pro forma financial information includes adjustments to reflect the incremental amortization expense to be incurred based on the fair values of the identifiable intangible assets acquired, the additional stock compensation expense associated with the issuance of equity compensation related to the acquisitions and the reclassification of acquisition costs incurred during the nine months ended September 30, 2023 to the nine months ended September 30, 2022. The unaudited pro forma financial information is not necessarily indicative of what the consolidated results of operations would have been had the acquisition been completed on January 1, 2022. In addition, the unaudited pro forma financial information is not a projection of the future results of operations of the combined company nor does it reflect the expected realization of any cost savings or synergies associated with the acquisition.

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

For the nine months ended September 30, 2023, Recursion entered into lease modifications resulting in an increase to the right-of-use asset and lease liability of $3.4 million. The modifications had no impact to the Condensed Consolidated Statements of Operations.

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

See Note 7, “Commitments and Contingencies” for information on the Industry lease.

The components of the lease cost are as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2023	2022	2023	2022
Operating lease cost	$2,024	$2,017	$6,042	$5,801
Variable lease cost	532	102	1,689	772
Short-term lease cost	66	—	107	—
Lease cost	$2,622	$2,119	$7,838	$6,573

Lease term and discount rates as of September 30, 2023 were:

(in thousands)	September 30, 2023
Operating leases
Weighted-average remaining lease term (years)	6.9
Weighted-average discount rate	7.8%

Maturities of operating lease liabilities as of September 30, 2023 were:

(in thousands)	Operating leases
Remainder of 2023	$1,750
2024	10,005
2025	10,204
2026	10,332
2027	10,575
Thereafter	24,182
Total lease payments	67,048
Less: imputed interest	(17,393)
Present value of lease liabilities	$49,655

Note 6.    Goodwill and Intangible Assets

Goodwill

The following table summarizes the changes in the carrying amount of goodwill:

(in thousands)
Balance as of December 31, 2022	$801
Additions from acquisitions	51,949
Balance as of September 30, 2023	$52,750

The additions to goodwill relate to the acquisition of Cyclica and Valence during the nine months ended September 30, 2023. See Note 4, “Acquisitions” for additional details. No goodwill impairment was recorded during the three and nine months ended September 30, 2023 and 2022.

Intangible Assets, Net

The following table summarizes intangible assets:

	September 30, 2023			December 31, 2022
(in thousands)	Gross carrying amount	Accumulated Amortization	Net carrying amount	Gross carrying amount	Accumulated Amortization	Net carrying amount
Definite-lived intangible assets	$44,376	$(5,903)	$38,473	$1,211	$(809)	$402
Indefinite-lived intangible asset	986	—	986	904	—	904
Intangible assets, net	$45,362	$(5,903)	$39,459	$2,115	$(809)	$1,306

The definite-lived intangible assets balance increased during the nine months ended September 30, 2023 due to the Company’s acquisitions. See Note 4, “Acquisitions” for additional details on the intangible assets acquired.

Amortization expense was $3.4 million and $5.1 million during the three and nine months ended September 30, 2023, respectively. Amortization expense was $76 thousand and $228 thousand during the three and nine months ended September 30, 2022, respectively. Amortization expense was included in research and development in the Condensed Consolidated Statements of Operations. No indefinite-lived intangible asset impairment charges were recorded during the three and nine months ended September 30, 2023 and 2022.

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

Indemnification

The Company has agreed to indemnify its officers and directors for certain events or occurrences, while the officer or director is or was serving at the Company’s request in such capacity. The Company purchases directors and officers liability insurance coverage that provides for reimbursement to the Company for covered obligations and this is intended to limit the Company’s exposure and enable it to recover a portion of any amounts it pays under its indemnification obligations. The Company had no liabilities recorded for these agreements as of September 30, 2023 and December 31, 2022, as no amounts were probable.

Employee Agreements

The Company has signed employment agreements with certain key employees pursuant to which, if their employment is terminated following a change of control of the Company, the employees are entitled to receive certain benefits, including accelerated vesting of equity incentives.

Legal Matters

In February 2021, the Company entered into a lease agreement for laboratory and office space (the Industry Lease) with Industry Office SLC, LLC (the landlord). In March 2023, the Company sent a letter to the landlord detailing numerous construction delays and irregularities, deficiencies and deviations from applicable structural drawings and/or non-conforming conditions with applicable building codes. On June 23, 2023, the landlord filed a lawsuit against the Company (Industry Office SLC, LLC v. Recursion Pharmaceuticals, Inc., Case No. 230904627) in the Third District Court for Salt Lake County, State of Utah (the Court), alleging anticipatory repudiation and breach of contract. The Plaintiff seeks monetary damages and attorney’s fees. In July 2023, the Company filed a motion to dismiss. In September 2023, Recursion was granted its motion to dismiss, and the Court provided the landlord until October 23, 2023, to amend and re-file the dismissed complaint. On October 23, 2023, the landlord filed an amended complaint again alleging anticipatory repudiation, breach of contract, and breach of the implied covenant of good faith and fair dealing (the Amended Complaint), and seeks monetary damages and attorney’s fees. On November 6, 2023, the Company filed a motion to dismiss the Amended Complaint. As of September 30, 2023, the Company had no liability recorded for these events as an unfavorable outcome was not probable.

In connection with the Industry Lease, on September 15, 2023, the Company filed claims in the Court against the landlord alleging, among other things, breach of contract and fraudulent misrepresentation (the Counterclaims). On October 6, 2023, the landlord filed an answer and denied the Company’s allegations asserted in the Counterclaims. The Company and the landlord are currently engaged in discovery. The Company is unable to estimate the possible damages or range of damages associated with the Counterclaims.

Note 8. Common Stock

Each share of Class A common stock entitles the holder to one vote per share and each share of Class B common stock entitles the holder to 10 votes per share on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the Company’s Board of Directors. As of September 30, 2023 and December 31, 2022, no dividends had been declared.

At-The-Market Offering

In August 2023, the Company entered into an Open Market Sales Agreement (the “Sales Agreement”) with Jefferies LLC (the “Sales Agent”), to provide for the offering, issuance and sale of up to an aggregate amount of $300.0 million of our Class A common stock from time to time in “at-the-market” offerings. As of September 30, 2023, the Company may sell and issue $300.0 million in Class A common stock. There have been no sales of shares under the agreement as of September 30, 2023. We are not required to sell shares under the Sales Agreement. We will pay the Sales Agent a commission of up to 3% of the aggregate gross proceeds we receive from all sales of our Class A common stock under the Sales Agreement. The Sales Agreement continues until the earlier of selling all shares available under the Sales Agreement or terminated by written notice from either of the parties. The ATM Offering is being made under a prospectus supplement dated August 8, 2023, and related prospectus to be filed with the Securities and Exchange Commission pursuant to our automatically effective shelf registration statement on Form S-3ASR (Registration No. 333-264845).

NVIDIA Private Placement

On July 11, 2023, Recursion entered into a Stock Purchase Agreement for a private placement with NVIDIA Corporation (2023 Private Placement), pursuant to which the Company sold an aggregate of 7,706,363 shares of the Company’s Class A common stock at a price of $6.49 per share for net proceeds of approximately $50.0 million.

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

2022 Private Placement

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

In May 2023, in connection with the acquisition of Cyclica, the Company entered into a Registration Agreement providing for the registration for resale of the shares of Class A common stock issued in such transaction. A prospectus supplement to a registration statement (File No. 333-264845) was subsequently filed in June 2023 to register the resale shares by the Sellers. The agreement must be continuously effective until the earlier of the date that all shares have been sold thereunder or are able to be publicly sold by relying on Rule 144 of the Securities Act without registration.

NVIDIA Private Placement
In July 2023, in connection with the 2023 Private Placement with NVIDIA, the Company entered into a Registration Rights Agreement providing for the registration for resale of the shares of Class A common stock issued in such transaction. A prospectus supplement to a registration statement (File No. 333-264845) was subsequently filed in August 2023 to register the resale of the shares of Class A common stock by the Purchasers. The Company has agreed to use commercially reasonable efforts to keep the registration statement continuously effective until such date that all Registrable Securities covered by the agreement have been sold. In the event the holders cannot sell their shares due to certain circumstances causing the agreement to be ineffective, the Company must pay each holder of shares outstanding on the date and each month thereafter 1.0% of the aggregate purchase price with the maximum payable amount of 5.0% of the aggregate purchase price. As of September 30, 2023, there was no accrued liability related to this agreement, as it was not probable that a payment would be required.

2022 Private Placement
In October 2022, in connection with the 2022 Private Placement, the Company entered into a Registration Rights Agreement providing for the registration for resale of the shares of Class A common stock issued in such transaction. A prospectus supplement to a registration statement (File No. 333-264845) was subsequently filed in October 2022 to register the resale of the shares of Class A common stock by the Purchasers. The agreement must remain effective until registrable securities covered by the agreement have been publicly sold by the holders or all shares cease to be registrable securities. In the event the holders cannot sell their shares due to certain circumstances causing the agreement to be ineffective, the Company must pay each holder of shares outstanding on the date and each month thereafter 1.0% of the aggregate purchase price paid by the holder without limit until the agreement is cured. As of September 30, 2023, there was no accrued liability related to this agreement, as it was not probable that a payment would be required.

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

All Class B common stock is held by Christopher Gibson, Ph.D., the Company’s Chief Executive Officer (CEO), or his affiliates. As of September 30, 2023, Dr. Gibson and his affiliates held outstanding shares of Class B common stock representing approximately 28% of the voting power of the Company’s outstanding shares. This voting power may increase over time as Dr. Gibson vests in and exercises equity awards outstanding. If all the exchangeable equity awards held by Dr. Gibson had been fully vested, exercised and exchanged for shares of Class B common stock as of September 30, 2023, Dr. Gibson and his affiliates would hold approximately 29% of the voting power of the Company’s outstanding shares. As a result, Dr. Gibson will be able to significantly influence any action requiring the approval of Recursion stockholders, including the election of the Board of Directors; the adoption of amendments to the Company’s certificate of incorporation and bylaws; and the approval of any merger, consolidation, sale of all or substantially all of the Company’s assets, or other major corporate transaction.

Note 9. Collaborative Development Contracts

Roche and Genentech

Description
In December 2021, Recursion entered into a collaboration and license agreement with Roche and Genentech (collectively referred to as Roche). Recursion is constructing, using the Company’s imaging technology and proprietary machine-learning algorithms, unique maps of the inferred relationships amongst perturbation phenotypes in a given cellular context with the goal to discover and develop therapeutic small molecule programs in a gastrointestinal cancer indication and in key areas of neuroscience. Roche and Recursion will collaborate to select certain novel inferences with respect to small molecules or targets generated from the Phenomaps for further validation and optimization as collaboration programs. Roche and Recursion may also combine sequencing datasets from Roche with Recursion’s Phenomaps and collaborate to generate new algorithms to produce multi-

modal maps from which additional collaboration programs may be initiated. For every collaboration program that successfully identifies potential therapeutic small molecules or validates a target, Roche will have an option to obtain an exclusive license to develop and commercialize such potential therapeutic small molecules or to exploit such target in the applicable exclusive field.

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

Additional Revenue Disclosures

Recursion recognized $10.1 million and $33.3 million of operating revenue during the three and nine months ended September 30, 2023, respectively, primarily all of which was included in the unearned revenue balance as of December 31, 2022. Of the revenue recognized during the three and nine months ended September 30, 2022, $2.5 million and $7.5 million, respectively, were included in the unearned revenue balance as of December 31, 2021. Revenue recognized was from upfront payments received at the inception of the related contracts, which decreased the initial unearned revenue recognized. As of September 30, 2023, the Company had $7.9 million of costs incurred to fulfill a contract on its Condensed Consolidated Balance Sheet within “Other current assets.”

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

As of September 30, 2023, 8,868,107 shares of Class A common stock were available for grant.

The following table presents the classification of stock-based compensation expense for employees and non-employees within the Condensed Consolidated Statements of Operations:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2023	2022	2023	2022
Cost of revenue	$2,123	$732	$4,549	$1,560
Research and development	6,579	3,674	13,590	7,404
General and administrative	7,640	4,247	17,861	10,534
Total	$16,342	$8,653	$36,000	$19,498

Stock Options

Stock options are primarily granted to executive leaders at the Company, generally vest over four years and expire no later than 10 years from the date of grant.

Stock option activity during the nine months ended September 30, 2023 was as follows:

(in thousands except share data)	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2022	16,154,924	$5.10	7.5	$67,997
Granted	5,083,268	6.23
Cancelled	(910,758)	8.54
Exercised	(3,547,071)	2.19		25,887
Outstanding as of September 30, 2023	16,780,363	$5.90	7.2	$55,896
Exercisable as of September 30, 2023	9,897,994	$4.70	6.5	$43,681

The fair value of options granted to employees is calculated on the grant date using the Black-Scholes option valuation model. The weighted-average grant-date fair values of stock options granted during the nine months ended September 30, 2023 and 2022 were $5.64 and $6.57, respectively.

The following weighted-average assumptions were used to calculate the grant-date fair value of stock options:

	Nine months ended September 30,
	2023	2022
Expected term (in years)	5.8	6.2
Expected volatility	66%	63%
Expected dividend yield	—	—
Risk-free interest rate	3.6%	1.9%

As of September 30, 2023, $39.6 million of unrecognized compensation cost related to stock options is expected to be recognized as expense over approximately the next two years.

RSUs

Equity awards granted to employees primarily consist of RSUs and generally vest over four years. The weighted-average grant-date fair value of RSUs generally is determined based on the number of units granted and the quoted price of Recursion’s common stock on the date of grant.

The following table summarizes Recursion’s RSU activity during the nine months ended September 30, 2023:

	Stock units	Weighted-average grant date fair value
Outstanding as of December 31, 2022	6,894,525	$8.17
Granted	13,950,469	8.65
Vested	(2,360,411)	4.03
Forfeited	(765,227)	8.27
Outstanding as of September 30, 2023	17,719,356	$8.45

The fair market value of RSUs vested was $19.8 million during the nine months ended September 30, 2023. As of September 30, 2023, $141.4 million of unrecognized compensation cost related to RSUs is expected to be recognized as expense over approximately the next four years.

Note 11. Income Taxes

The Company did not record any U.S. income tax expense during the three and nine months ended September 30, 2023 and 2022. The Company has historically incurred operating losses and maintains a full valuation allowance against its net deferred tax assets. Foreign taxes were insignificant during the three and nine months ended September 30, 2023 and 2022.

Net operating losses (NOLs) and tax credit carry-forwards are subject to review and possible adjustment by the Internal Revenue Service (“IRS”) and may become subject to annual limitation due to ownership changes that have occurred previously or that could occur in the future under Section 382 of the Internal Revenue Code, as amended and similar state provisions. These ownership changes may limit the amount of carryforwards that can be utilized annually to offset future taxable income. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50% over a three-year period. The Company is conducting a study to assess whether a change of ownership has occurred or whether there have been multiple ownership changes since inception. If the Company has experienced a change of ownership, as defined by Section 382, at any time since inception, utilization of the net operating loss carryforwards or research and development tax credit carryforwards would be subject to an annual limitation under Section 382, which is determined by first multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term tax-exempt rate and then could be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of the net operating loss carryforwards or research and development tax credit carryforwards before utilization. Further, until a study is completed and any limitation is known, no amounts are being presented as an uncertain tax position.

The Company files income tax returns in the United States, Canada, United Kingdom, Utah, California and Massachusetts. The Company is not currently under examination in any of these jurisdictions. The Company is subject to income tax examinations on all federal returns since the 2016 tax return.

Note 12. Net Loss Per Share

For the three and nine months ended September 30, 2023 and 2022, Recursion calculated net loss per share of Class A, Class B and Exchangeable common stock using the two-class method. Basic net loss per share is computed using the weighted-average number of shares outstanding during the period. Diluted net loss per share is computed using the weighted-average number of shares and the effect of potentially dilutive securities outstanding during the period. Potentially dilutive securities consist of stock options and other contingently issuable shares. For periods presented in which the Company reports a net loss, all potentially dilutive shares are anti-dilutive and as such are excluded from the calculation. For the three and nine months ended September 30, 2023 and 2022, the Company reported a net loss and therefore basic and diluted loss per share were the same.

The rights, including the liquidation and dividend rights, of the holders of the Company’s Class A, Class B and Exchangeable common stock are substantially identical, except with respect to voting. As a result, the undistributed earnings for each period are allocated based on the contractual participation rights of the Class A, Class B and Exchangeable common shares as if the earnings for the period had been distributed. As the liquidation and dividend rights are identical, the undistributed earnings are allocated on a proportionate basis and the resulting amount per share for Class A, Class B and Exchangeable common stock was the same during the three and nine months ended September 30, 2023 and 2022.

The following tables set forth the computation of basic and diluted net loss per share of Class A, Class B and Exchangeable common stock:

	Three months ended			Nine months ended
	September 30, 2023			September 30, 2023
(in thousands, except share amount)	Class A	Class B	Exchangeable	Class A	Class B	Exchangeable
Numerator:
Allocation of undistributed earnings	$(88,975)	$(3,313)	$(729)	$(222,990)	$(8,911)	$(3,169)
Denominator:
Weighted average common shares outstanding	205,013,368	7,633,893	1,679,925	192,653,702	7,698,790	2,738,145
Net loss per share, basic and diluted	$(0.43)	$(0.43)	$(0.43)	$(1.16)	$(1.16)	$(1.16)

	Three months ended		Nine months ended
	September 30, 2022		September 30, 2022
(in thousands, except share amounts)	Class A	Class B	Class A	Class B
Numerator:
Allocation of undistributed earnings	$(57,685)	$(2,759)	$(173,167)	$(8,817)
Denominator:
Weighted average common shares outstanding	165,518,152	7,917,818	163,783,626	8,339,348
Net loss per share, basic and diluted	$(0.35)	$(0.35)	$(1.06)	$(1.06)

The Company excluded the following potential common shares from the computation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Stock based compensation	12,162,449	12,570,320	9,022,502	10,849,853

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

The following tables summarize the Company’s assets and liabilities that are measured at fair value on a recurring basis:

		Basis of fair value measurement
(in thousands)	September 30, 2023	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$368,215	$368,215	$—	$—
Restricted cash	9,885	9,885	—	—
Total assets	$378,100	$378,100	$—	$—

		Basis of fair value measurement
(in thousands)	December 31, 2022	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$404,613	$404,613	$—	$—
Restricted cash	9,200	9,200	—	—
Total assets	$413,813	$413,813	$—	$—

In addition to the financial instruments that are recognized at fair value on the Condensed Consolidated Balance Sheet, the Company has certain financial instruments that are recognized at amortized cost or some basis other than fair value. The carrying amount of these instruments are considered to be representative of their approximate fair values.

The following tables summarize the Company’s financial instruments that are not measured at fair value:

	Book values		Fair values
(in thousands)	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
Liabilities
Current portion of notes payable	$695	$97	$695	$97
Notes payable, net of current portion	1,126	536	1,126	536
Total liabilities	$1,821	$633	$1,821	$633

Note 14. Subsequent Events

Tempus license

On November 3, 2023, Recursion entered into a five-year license agreement with Tempus Labs, Inc. (Tempus) for access to their patient-centric multimodal oncology data and use rights for therapeutic development purposes. This data will be used to improve the training of Recursion’s artificial intelligence and machine learning models and is expected to accelerate Recursion’s drug discovery process. Recursion will make annual payments, ranging between $22.0 million and $42.0 million, up to $160.0 million in aggregate, to Tempus in cash or equity.

Supercomputer upgrade

On October 31, 2023 Recursion entered into an agreement to upgrade its Supercomputer (BioHive-1) for approximately $30.0 million.

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

Recursion has a portfolio of clinical-stage, preclinical and discovery programs and continues scaling its Recursion OS with more than 200 million total phenomics experiments, multi-timepoint live-cell microscopy, transcriptomics, proteomics, inVivomics, data related to multi-target compound interactions and physicochemical properties, as well as large language model derived disease relevance and target-compound relationships. Data have been generated in-house by the Recursion OS across approximately 50 human cell types, an in-house chemical library of approximately 1.7 million compounds, and an in silico library of over 1 trillion small molecules, by a team of approximately 550 Recursionauts that is balanced between life scientists and computational and technical experts. The collaboration with Tempus gives Recursion access to over 20 petabytes of multimodal oncology data. Recursion’s in-house data generation and Tempus collaboration will coalesce approximately 50 petabytes of proprietary biology, chemistry, and patient-centric data for the purpose of training causal AI models and designing biomarker and patient stratification strategies for clinical programs.

Summary of Business Highlights

Platform

•Tempus Collaboration
◦Oncology-Focused, Precision Medicine Data: Tempus has built one of the world’s largest oncology-focused clinical and DNA/RNA molecular observational datasets. Our new collaboration with Tempus gives Recursion preferred access to these data. When combined with Recursion’s proprietary dataset of over 25 petabytes of interventional biological and chemical data, Recursion will now have approximately 50 petabytes of proprietary data fit for the purpose of machine learning at its disposal, enabling us to improve the training of causal AI/ML models of biology. When applied to our genome-wide reverse genetics platform, these data could facilitate the discovery of novel associations and mechanisms not otherwise identifiable in the clinical and forward genetics data from Tempus. Additionally, this patient-linked data will be used to support translating innovative therapeutics from Recursion’s platform directly to patients using novel biomarker and patient stratification strategies.
◦Terms of the Tempus Collaboration: Recursion entered into an agreement with Tempus to access its patient-centric data as part of a 5-year licensing agreement. Recursion will make annual payments to Tempus in cash or equity ranging between $22.0 million and $42.0 million each year, up to $160.0 million in aggregate, over the next 5 years in exchange for continued and updated data access and use rights for therapeutic development purposes.
•Supercomputer Expansion: We have committed to working with NVIDIA to expand BioHive-1, our on-premise supercomputer. After the expansion, which will be completed in the first half of 2024, BioHive-1 computational capacity will increase by over 4x (adding more than 500 NVIDIA H100 GPUs to the more than 300 NVIDIA A100s already in place). We project that upon completion and benchmarking, BioHive-1 will be in the top 50 most powerful supercomputers in the world across any industry (according to the Top500 list) and will be the most powerful supercomputer owned and operated by any biopharma company. These additional computational resources will continue to support the construction of the largest foundation models across biology and chemistry using Recursion’s vast datasets and data generation capabilities as well as tools based on interactive large language models and autonomous agents.
•Foundation Models: Our supercomputer expansion is meant to build on the deployment of our first Phenomics Foundation Model, PHENOM-1, which is a vision transformer utilizing hundreds of millions of parameters trained on billions of biological images from our proprietary phenomics library. PHENOM-1 demonstrated the scaling hypothesis within a biological context, namely that larger models trained on more diverse datasets lead to increased performance and emergent properties. With our recent acquisitions of digital chemistry company Cyclica and the deep-learning research team at Valence Discovery (now Valence Labs), the vast patient-centric data from Tempus and our own growing proprietary multi-omic datasets, we anticipate the construction and application of more foundation models and large language models across biology, chemistry and translation. Together, we believe these increasingly sophisticated models will enable us to drive new, better programs into clinical development both in our own pipeline and with our current and future partners at scale.

Pipeline

•Cerebral Cavernous Malformation (CCM) (REC-994): Our Phase 2 SYCAMORE clinical trial is a double-blind, placebo-controlled safety, tolerability and exploratory efficacy study of this drug candidate in participants with CCM. This study was fully enrolled as of June 2023 with 62 participants and the vast majority of participants who have thus far finished their first year of treatment have enrolled in the long-term extension study. We expect to share Phase 2 proof-of-concept data in H2 2024.
•Neurofibromatosis Type 2 (NF2) (REC-2282): Our Phase 2/3 POPLAR clinical trial is a two part study of REC-2282 in participants with progressive NF2-mutated meningiomas due either to syndromic disease or initiating mutations in the meningiomas. Part 1 of the study is ongoing and is exploring two doses of REC-2282 in approximately 23 adults and 9 adolescents. We expect to share Phase 2 safety, tolerability, pharmacokinetics and preliminary efficacy in H2 2024.
•Familial Adenomatous Polyposis (FAP) (REC-4881): Our Phase 2 TUPELO clinical trial is a two part study of REC-4881 in participants with FAP. Evaluation of three dose levels is ongoing, thereafter a dose expansion phase will commence evaluating the recommended Phase 2 dose in approximately 30 participants. We expect to share Phase 2 safety, tolerability, pharmacokinetics and preliminary efficacy in H1 2025.
•AXIN1 or APC Mutant Cancers (REC-4881): Our Phase 2 LILAC clinical trial is a biomarker enriched two part study of REC-4881 in participants with unresectable, locally advanced or metastatic cancer with AXIN1 or APC mutations. The study will initiate in late Q4 2023 or early Q1 2024 and will explore the safety and efficacy of REC-4881 across three dose levels in 30-40 participants.
•Clostridioides difficile Infection (REC-3964): In early September 2023, we announced completion of our Phase 1 clinical trial and reported that REC-3964 had been well tolerated in healthy volunteers with no serious adverse events. We expect to initiate a Phase 2 proof-of-concept study in patients with recurrent Clostridioides difficile infection in 2024.
•RBM39 HR-Proficient Ovarian Cancer: RBM39 is a novel CDK12-adjacent target identified by the Recursion OS. We believe we can modulate this target to produce a therapeutic effect in HR-proficient ovarian cancer and potentially in other tumor types. This program is in the preclinical stage and IND-enabling studies are progressing.

Partnerships

•Bayer: Bayer and Recursion have signed an update to their collaboration around a select set of oncology programs. This decision allows Bayer to leverage Recursion’s capabilities to identify novel targets and compounds applicable to traditionally undruggable oncology indications as well as Recursion’s access to expansive oncology-focused, patient-centric data from Tempus for their closely partnered programs. Under the amended and restated agreement, Bayer will pay Recursion increased per program milestones which may be up to $1.5 billion for up to 7 oncology programs as well as royalties on net sales. In this oncology-focused collaboration, Recursion will use many of the new tools it has developed since the collaboration was first signed to potentially identify and nominate programs rapidly.
•Roche-Genentech: In October 2023, Recursion announced that Roche-Genentech optioned its first partnership program in GI-oncology. This milestone represents a critical step in our joint efforts to initiate and advance new therapeutic programs using Recursion’s approach to map and navigate biology and chemistry. In the near-term, there is the potential for option exercises associated with map building or data sharing initiatives as well as option exercises associated with additional partnership programs.

Financing and Operations

We were incorporated in November 2013. On April 20, 2021, we closed our Initial Public Offering (IPO) and issued 27,878,787 shares of Class A common stock at a price of $18.00 per share, raising net proceeds of $462.4 million. Prior to our IPO, we had raised approximately $448.9 million in equity financing from investors in addition to $30.0 million in an upfront payment from our collaboration with Bayer AG (Bayer). In January 2022, we received an upfront payment of $150.0 million from our collaboration with Roche. See Note 9, “Collaborative Development Contracts” to the Condensed Consolidated Financial Statements for additional information on the collaborations. In October 2022, we issued 15,336,734 shares of our Class A common stock at a purchase price of $9.80 per share in the 2022 Private Placement to qualified institutional buyers and institutional accredited investors (the Purchasers) for net proceeds of $143.7 million, after deducting fees and offering costs of $6.6 million. On July 11, 2023, we issued an aggregate of 7,706,363 shares of our Class A common stock at a purchase price of $6.49 per share in the 2023 Private Placement with NVIDIA Corporation for net proceeds of approximately $50.0 million. See Note 8, “Common Stock” to the Condensed Consolidated Financial Statements for additional information on the 2023 Private Placement.

We use the capital we have raised to fund operations and investing activities across platform research operations, drug discovery, clinical development, digital and other infrastructure, creation of our portfolio of intellectual property and administrative support. We do not have any products approved for commercial sale and have not generated any revenues from product sales. We had cash and cash equivalents of $387.3 million as of September 30, 2023. Based on our current operating plan, we believe that our cash and cash equivalents will be sufficient to fund our operations for at least the next twelve months.

Since inception, we have incurred significant operating losses. Our net losses were $93.0 million and $235.1 million during the three and nine months ended September 30, 2023, respectively. Our net losses were $60.4 million and $182.0 million during the three and nine months ended September 30, 2022, respectively. As of September 30, 2023, our accumulated deficit was $874.6 million.

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

Other Income, Net

Other income, net consists primarily of interest earned on cash and cash equivalents.

Results of Operations

The following table summarizes our results of operations:

(in thousands, except percentages)	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2023	2022	$	%	2023	2022	$	%
Revenue
Operating revenue	$10,102	$13,053	$(2,951)	(23)%	$33,252	$26,005	$7,247	28%
Grant revenue	431	107	324	>100%	432	162	271	>100%
Total revenue	10,533	13,160	(2,627)	(20)%	33,684	26,167	7,518	29%

Operating costs and expenses
Cost of revenue	10,877	15,409	(4,532)	(29)%	32,706	37,435	(4,729)	(13)%
Research and development	70,007	40,836	29,171	71%	171,744	111,716	60,028	54%
General and administrative	29,199	19,488	9,711	50%	80,364	61,761	18,603	30%
Total operating costs and expenses	110,083	75,733	34,350	45%	284,814	210,912	73,902	35%

Loss from operations	(99,550)	(62,573)	(36,977)	59%	(251,130)	(184,745)	(66,384)	36%
Other income, net	6,533	2,128	4,405	>100%	16,060	2,761	13,300	>100%
Net loss	$(93,017)	$(60,445)	$(32,572)	54%	$(235,070)	$(181,984)	$(53,084)	29%

Summary

Our financial performance during the three and nine months ended September 30, 2023 compared to the prior periods included an increase in research and development costs due to increased platform costs as we have expanded and upgraded our capabilities, additionally for the three and nine months ended September 30, 2022 platform costs decreased due to a reallocation of spending to cost of revenue for our strategic partnerships.

Revenue

The following table summarizes our components of revenue:

	Three months ended September 30,		Change		Nine months ended September 30,		Change
(in thousands, except percentages)	2023	2022	$	%	2023	2022	$	%
Revenue
Operating revenue	$10,102	$13,053	$(2,951)	(23)%	$33,252	$26,005	$7,247	28%
Grant revenue	431	107	324	>100%	432	162	271	>100%
Total revenue	$10,533	$13,160	$(2,627)	(20)%	$33,684	$26,167	$7,518	29%

For the three months ended September 30, 2023, the decrease in revenue compared to prior period was due to the timing of workflows from our strategic partnership with Roche. For the nine months ended September 30, 2023, the increase in revenue compared to prior period was due to revenue recognized from our strategic partnership with Roche, which has progressed from primarily cell type evaluation work to inference based Phenomap building and additional cell type evaluation work.

Cost of Revenue

The following table summarizes our cost of revenue:

(in thousands, except percentages)	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2023	2022	$	%	2023	2022	$	%
Total cost of revenue	$10,877	$15,409	$(4,532)	(29)%	$32,706	$37,435	$(4,729)	(13)%

For the three and nine months ended September 30, 2023, the decrease in cost of revenue compared to prior period was due to our strategic partnership with Bayer, for which less brute-force work was required.

Research and Development

The following table summarizes our components of research and development expense:

(in thousands, except percentages)	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2023	2022	$	%	2023	2022	$	%
Research and development expense
Platform	$28,908	$11,376	$17,532	>100%	$68,914	$27,376	$41,538	>100%
Discovery	15,513	12,119	3,394	28%	45,467	36,878	8,589	23%
Clinical	18,590	11,927	6,663	56%	42,591	35,590	7,001	20%
Stock based compensation	6,748	3,772	2,976	79%	14,063	7,702	6,361	83%
Other	248	1,642	(1,394)	(85)%	709	4,170	(3,461)	(83)%
Total research and development expense	$70,007	$40,836	$29,171	71%	$171,744	$111,716	$60,028	54%

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

For the three and nine months ended September 30, 2023, the increase in research and development expenses compared to the prior period was due to increased platform costs as we have expanded and upgraded our capabilities in platform including our chemical technology, machine learning and transcriptomics platform. Additionally, for the three and nine months ended September 30, 2022 platform costs decreased due to a reallocation of spending to cost of revenue for our strategic partnerships.

General and Administrative Expense

The following table summarizes our general and administrative expense:

(in thousands, except percentages)	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2023	2022	$	%	2023	2022	$	%
Total general and administrative expense	$29,199	$19,488	$9,711	50%	$80,364	$61,761	$18,603	30%

For the three and nine months ended September 30, 2023, the increase in general and administrative expense compared to prior period was primarily driven by an increase in salaries and wages of $5.8 million and $10.0 million, respectively, and increases in software and depreciation expense.

Other Income, Net

The following table summarizes our components of other income, net:

(in thousands, except percentages)	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2023	2022	$	%	2023	2022	$	%
Interest income	4,977	1,833	3,144	>100%	14,594	2,572	12,022	>100%
Interest expense	(25)	(13)	(12)	87.6%	(71)	(42)	(29)	69.5%
Other	1,581	308	1,273	n/m	1,537	231	1,306	n/m
Other income, net	$6,533	$2,128	$4,405	>100%	$16,060	$2,761	$13,299	>100%
n/m = Not meaningful

For the three and nine months ended September 30, 2023, the increase in interest income related to earnings on cash and cash equivalents in money market funds.

Liquidity and Capital Resources

Sources of Liquidity

We have not yet commercialized any products and do not expect to generate revenue from the sales of any product candidates for at least several years. Cash and cash equivalents totaled $387.3 million and $549.9 million as of September 30, 2023 and December 31, 2022, respectively.

We have incurred operating losses and experienced negative operating cash flows and we anticipate that the Company will continue to incur losses for at least the foreseeable future. Our net loss was $93.0 million and $235.1 million during the three and nine months ended September 30, 2023, respectively. Our net loss was $60.4 million and $182.0 million during the three and nine months ended September 30, 2022, respectively. As of September 30, 2023 and December 31, 2022, we had an accumulated deficit of $874.6 million and $639.6 million, respectively.

We have financed our operations through the private placements of preferred stock and Class A common stock issuances. As of September 30, 2023, we have received net proceeds of $448.9 million from the sale of preferred stock and $656.1 million from Class A common stock issuances. See Note 8, “Common Stock” to the Condensed Consolidated Financial Statements for additional details on Class A common stock issuances. Additionally, as of September 30, 2023, we have received proceeds of $180.0 million from our strategic partnerships. See Note 9, “Collaborative Development Contracts” to the Condensed Consolidated Financial Statements for additional details on the collaborations.

Cash Flows

The following table is a summary of the Condensed Consolidated Statements of Cash Flows for each of the periods presented below:

	Nine months ended September 30,
(in thousands)	2023	2022
Cash used in operating activities	$(213,703)	$(38,776)
Cash provided by (used in) investing activities	(7,740)	201,228
Cash provided by financing activities	59,474	7,089

Operating Activities
Cash used by operating activities increased during the nine months ended September 30, 2023 as a result of an upfront payment of $150.0 million from our strategic partnership with Roche received during the nine months ended September 30, 2022.

Cash used by operating activities during the nine months ended September 30, 2022 included an upfront payment of $150.0 million from our strategic partnership with Roche.

Investing Activities
Cash used by investing activities during the nine months ended September 30, 2023 consisted primarily of purchases of property and equipment of $9.9 million, which included $1.7 million for a project to upgrade the BioHive supercomputer and lab equipment purchases. The cash used was partially offset by $1.9 million of net cash acquired in the acquisition of a business.

Cash provided by investing activities during the nine months ended September 30, 2022 was driven by sales and maturities of investments of $230.6 million, partially offset by purchases of property and equipment of $29.1 million.

Financing Activities
Cash provided by financing activities during the nine months ended September 30, 2023 primarily included proceeds of $50.0 million from the NVIDIA private placement. Financing cash inflows also included proceeds from equity incentive plans of $9.5 million.

Cash provided by financing activities during the nine months ended September 30, 2022 primarily included proceeds from equity incentive plans of $7.2 million.

Critical Accounting Estimates and Policies

A summary of the Company’s significant accounting estimates and policies is included in Note 2, “Summary of Significant Accounting Policies” in our 2022 Annual Report. Except as noted below, there were no significant changes in the Company’s application of its critical accounting policies during the nine months ended September 30, 2023.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are exposed to market risk related to changes in interest rates of our cash and cash equivalents. As of September 30, 2023, our cash and cash equivalents primarily consisted of money market funds. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in U.S. interest rates. A hypothetical 100 basis point decrease in interest rates as of as of September 30, 2023, would have an insignificant effect on net loss in the ensuring year.

Foreign Currency Exchange Risk

Our employees and our operations are primarily located in the United States and Canada and our expenses are generally denominated in U.S. and Canadian dollars. We also have entered into a limited number of contracts with vendors for research and development services that have underlying payment obligations denominated in foreign currencies. We are subject to foreign currency transaction gains or losses on our contracts denominated in foreign currencies. To date, foreign currency transaction gains and losses have not been material to our financial statements, and we do not have a formal hedging program with respect to foreign currency. A 10% increase or decrease in current exchange rates would not have had a material effect on our financial results during the three and nine months ended September 30, 2023 and 2022.

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

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives as management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2023, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

As of September 30, 2023, management is in the process of integrating the internal controls of the acquired businesses into Recursion's existing operations as part of planned integration activities. There were no other changes in financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. We do not believe that there have been any material changes to the risk factors previously disclosed in Part I, Item 1A. “Risk Factors” of our 2022 Annual Report and in Part II, Item 1A. “Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Sales of Unregistered Securities

Private Placement
On July 11, 2023, the Company issued an aggregate of 7,706,363 shares (the Shares) of the Company’s Class A common stock at a purchase price of $6.49 per share in connection with the 2023 Private Placement to NVIDIA Corporation for net proceeds of approximately $50.0 million. The sale was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. In connection with the Private Placement, the Company and NVIDIA Corporation entered into a registration rights agreement, dated July 11, 2023, providing for the registration for resale of the Shares. A prospectus supplement to a registration statement (File No. 333-264845) was subsequently filed pursuant to Rule 424(b) on August 8, 2023, to register the resale of the Shares by NVIDIA Corporation.

Stock Option Exercises
For the nine months ended September 30, 2023, we issued 146,403 shares of our Class A common stock to our employees, directors, advisors and consultants upon the exercise of stock options under our Key Personnel Incentive Stock Plan for aggregate consideration of approximately $29 thousand. The shares of Class A common stock issued upon the exercise of stock options were issued pursuant to written compensatory plans or arrangements with our employees, directors, advisors and consultants, in reliance on the exemption provided by Rule 701 promulgated under the Securities Act of 1933, as amended, or pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, relative to transactions by an issuer not involving any public offering, to the extent an exemption from such registration was required. All recipients either received adequate information about our company or had access, through employment or other relationships, to such information.

Item 5. Other Information.

On August 18, 2023, Blake Borgeson, a member of our Board of Directors, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 745,186 shares of the Company’s Class A common stock until November 12, 2024.

On August 24, 2023, Dean Li, a member of the Board of Directors, and his affiliates, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 155,500 shares of the Company’s Class A common stock until November 20, 2024.

Item 6. Exhibits.

Exhibit Index:

		Incorporated by Reference
Exhibit number	Description	Form	File No.	Exhibit No.	Filing Date	Filed / Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of Recursion Pharmaceuticals, Inc.	8-K	001-40323	3.1	April 21, 2021
3.2	Amended and Restated Bylaws of Recursion Pharmaceuticals, Inc.	8-K	001-40323	3.2	April 21, 2021
4.1	Amended and Restated Investors’ Rights Agreement by and among the Registrant and certain of its stockholders, dated September 1, 2020.	S-1/A	333-254576	4.1	April 15, 2021
4.2	Specimen Class A common stock certificate of the Registrant.	S-1/A	333-254576	4.2	April 15, 2021
10.1	Stock Purchase Agreement, dated July 11, 2023, by and among the Registrant and NVIDIA.	8-K	001-40323	10.1	July 12, 2023
10.2	Registration Rights Agreement, dated July 11, 2023, by and among the Registrant and NVIDIA.	8-K	001-40323	10.2	July 12, 2023
10.3	Open Market Sales Agreement dated August 8, 2023 by and between the Registrant and Jefferies LLC	10-Q	001-40323	10.6	August 8, 2023
10.4#	Master Agreement between the Company and Tempus Labs, Inc dated November 3, 2023.					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

#	Certain confidential portions of this Exhibit, marked by brackets and asterisks ([***]), have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K because the omitted information is both (i) not material and (ii) information that the registrant customarily and actually treats as private or confidential. The Company will furnish supplementally copies of the unredacted exhibit to the Securities and Exchange Commission or its staff upon its request.
*	The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 9, 2023.

RECURSION PHARMACEUTICALS, INC.

By:	/s/ Christopher Gibson
Christopher Gibson
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Michael Secora
Michael Secora
Chief Financial Officer
(Principal Financial and Accounting Officer)