Form 10-K
period 2023-12-31
RECURSION PHARMACEUTICALS, INC.
filed 2024-02-29
CIK 1601830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

The aggregate market value of the 124,546,642 shares of Class A common voting stock held by non-affiliates of the Registrant, computed by reference to the closing price as reported on the Nasdaq Stock Exchange, as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2023) was $930.4 million.

As of January 31, 2024, there were 227,143,401 and 7,509,871 shares of the registrant’s Class A and B common stock, respectively, par value $0.00001 per share outstanding, respectively.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for use in connection with the registrant’s 2024 Annual Meeting of Stockholders to be filed hereafter are incorporated by reference into Part III of this report.

A Letter from Our
Co-Founder and CEO
Dear current or prospective shareholder,
Recursion celebrated its tenth anniversary in 2023, and as I reflect back on the past decade of building and look forward to the next decade, it feels increasingly clear that we are in the midst of a tremendous technology and AI-driven transition in our society.
Knowledge workers are on the precipice of a massive transformation in their work; much of the toil embedded into the processes, systems and delivery today will give way to higher efficiency, more creativity and smart risk-taking with new tools that will enable rapid and deep experimentation and fast failure. For many, embracing this evolving landscape of work will be tumultuous, but for those who are open to the possibilities technology brings, an exciting new future awaits.
Like all major past shifts in society, we will face many new challenges and obstacles as we come to terms with the risks and opportunities of the new tools that are becoming increasingly available at our fingertips.
The broad transformations in society will be mirrored in the life sciences with the evolution of BioTech into TechBio over the coming decade. The digitization of biology and chemistry will enable us to predict ways to map and navigate it, allowing us to design rather than discover better medicines faster with less failure. Advancements in laboratory automation, biological tools and quantified human health will allow for the emergence of massive datasets of human health and disease that will feed the AI-driven insights transforming life sciences.
Of course, the idea that an AI ‘black-box’ will pop out new cures at scale in the coming 12-24 months is a fallacy and we have to be careful not to be caught up in that sort of hype. Drug discovery is too complex, has too many steps and has too long of a feedback loop for that sort of ‘overnight’ shift. But looking back at how far we have come and the compounding improvements we see today, I believe that our industry will shift more in the coming decade than it ever has before.

A common argument from skeptics is that biology is too complex and healthcare too complicated for such a disruptive technological transformation to be possible. But like in prior industrial revolutions, a new technology (or technologies) has set in motion a current that will fundamentally reshape the forces and assumptions that drive various fields, including our own. Here are a few facts that signal this transformation is happening right now:
Data & Compute:
•The world has generated more data in the past 24 months than in all of human history before that
•The world has consumed more computational cycles in the last 12 months than in all of human history before that
Biological Tools:
•CRISPR-based gene editing has, in just the last five years, enabled for the first time arrayed genome-wide genetic screens
•Innovations in induced pluripotent stem cells allow us to generate high-quality, differentiated human cells at massive scale
Automation and Reagents:
•Robotic laboratory systems and software enable highly standardized and quality-controlled high-throughput screening to generate relatable data at scale

THE WORLD HAS GENERATED MORE DATA IN THE PAST 24 MONTHS than in all of human history before that

What’s more, the signs of AI-enabled point-solutions are already plentiful across our industry:
•Protein folding
•Scaled protein-ligand interaction prediction
•Generative AI for chemistry for tractable targets
•The FDA is already discussing the use of LLMs for program review
•Major pharma companies are drafting regulatory filings like INDs by LLMs
These facts lay out a clear future where efficiencies and improvements across the many current AI-enabled point-solutions will begin to combine into integrated ‘tech-stacks’ and workflows that will result in compounding improvements in our ability to drug historically undruggable targets, understand the underlying networks of biology with increasing fidelity, fast-follow newly validated biology, characterize disease in increasingly robust ways and ultimately deliver more, better medicines to patients to alleviate suffering at scale. The question is no longer whether this sort of future is before us, but when and who will lead it.
Looking Back at 2023 and Before
Reflecting back on late 2013 when Recursion was founded and how far we have come, it is simultaneously incredible and unsurprising to see where we are today. Recursion was then a Utah-based startup founded by two graduate students and a professor. Our first office was a conference room in the nearby University Research Park and our first laboratory was a converted storage room. Today, Recursion is a multinational, clinical-stage company leading the transition of BioTech into TechBio. We have over 500 employees, five clinical stage programs, one of the world’s largest biological and chemical datasets and two of the largest discovery collaborations in the industry with Roche/Genentech and Bayer.
And in 2023, the opportunity ahead feels so much greater than it did in 2013, that in some ways it still feels like we are just getting started. In fact, from an internal perspective, 2023 felt like one of the best years in our history. In 2023 we achieved a lot of important milestones, and a lot of things we’ve been working to build, in some cases for years, really seemed to start hitting their stride, including:
Pipeline
•Five phase 2 clinical-stage programs with multiple upcoming data readouts expected, including REC-994 in cerebral cavernous malformation (CCM) in Q3 2024, REC-2282 in neurofibromatosis type 2 (NF2) in Q4 2024, REC-4881 in familial adenomatous polyposis (FAP) in H1 2025, and REC-4881 in AXIN1 or APC mutant solid tumors in H1 2025
•Completed a Phase 1 study for REC-3964 in healthy volunteers for the potential treatment of Clostridioides difficile (C. difficile) infection with a favorable safety and tolerability profile
•Advanced our RBM39 program in homologous recombination proficient ovarian cancer and other solid tumors to IND-enabling studies
•In-licensed a program (Target Epsilon) that emerged from our fibrosis collaboration with Bayer that represents a novel approach to treating fibrotic diseases with compelling early data

FIVE PHASE 2 CLINICAL-STAGE PROGRAMS with multiple upcoming data readouts expected

Our Collaborators
Partnership
•Made significant progress against both the gastrointestinal-oncology and neuroscience portions of our collaboration with Roche and Genentech, including Roche exercising its Small Molecule Validated Hit Option to further advance our first partnership program in GI-oncology
•Updated our collaboration with Bayer to focus on challenging oncology indications with high unmet need, commensurate with higher per program milestone payments
•Entered into a collaboration with NVIDIA to accelerate the construction, optimization and deployment of foundation models for biology and chemistry as well as host Recursion-built computational and data tools on BioNeMo (NVIDIA’s drug discovery platform) – additionally, NVIDIA invested $50 million in Recursion via a private placement
•Entered into a collaboration with Tempus giving Recursion access to over 20 petabytes of proprietary de-identified, multimodal patient oncology data for the purpose of training causal AI models for the discovery of novel therapeutic hypotheses, biomarker strategies and patient cohort selection
•Entered into a partnership with Enamine to generate enriched screening libraries with insights from Recursion’s protein-ligand interaction predictions spanning across Enamine’s massive library of approximately 36 billion compounds
Recursion OS
•Built, scaled and industrialized multiple tools and technologies to heavily automate workflows across the drug discovery process, creating one of the most complete full-stack TechBio solutions
•Created LOWE (Large Language Model-Orchestrated Workflow Engine) connecting wet-lab and dry-lab components of the Recursion OS using a natural language interface to streamline complex drug discovery tasks
•Deployed large language models (LLMs) to map scientific literature in conjunction with our internally derived proprietary maps for the purpose of autonomously identifying novel opportunities in areas of unmet need
•Deployed Phenom-1, a vision transformer utilizing hundreds of millions of parameters trained on billions of biological images from our proprietary data, which we believe to be the world’s largest phenomics foundation model at this time
•Deployed new digital chemistry tools to predict the ligand-protein interactions for approximately 36 billion compounds in the Enamine REAL Space, reported to be the largest synthesizable chemical library
•Produced over 1 trillion human induced pluripotent stem cell (hiPSC)-derived neuronal cells since 2022, likely making Recursion one of the world’s largest producers of neuronal cells
•Began training causal AI models leveraging over 20 petabytes of multi-modal precision oncology patient data from Tempus to support the discovery of potential biomarker-enriched therapeutics at scale

Roche and Genentech Bayer NVIDIA Tempus Enamine

LOWE (LARGE LANGUAGE MODEL-ORCHESTRATED WORKFLOW ENGINE) is connecting wet-lab and dry-lab components of the Recursion OS using a natural language interface to streamline complex drug discovery tasks

>1 Trillion HUMAN INDUCED PLURIPOTENT STEM CELL (hiPSC)-derived neuronal cells produced since 2022

ACQUIRED CYCLICA AND VALENCE DISCOVERY TO BOLSTER digital chemistry and generative AI capabilities
Company Building
•Acquired Cyclica and Valence Discovery to bolster digital chemistry and generative AI capabilities
•Expanded our operations in Salt Lake City and Montréal and opened our Canadian headquarters in Toronto with a focus on growing our machine learning and digital chemistry teams
•Committed to quadrupling the capacity of our supercomputer, BioHive-1, to support our pipeline, partnerships and the construction of foundation models across the multiple modalities of biology, chemistry and patient-centric data – we believe that this expansion should make our supercomputer a top 50 supercomputer across any industry according to the TOP500 list
As one of the leading TechBio companies, Recursion has played a critical role in driving the pace and scale of adoption of new TechBio tools across the industry. And while I am very proud of how our team delivered in 2023, the most important shift for our business happened outside our walls this year. We finally found the ideas embedded in TechBio, and in particular the belief in the utility of AI in our industry, finding mainstream support among some of the larger and more traditional companies in the space.
While there is no doubt there will be massive short-term volatility in the space, there is an increasing consensus among leaders in BioPharma that ML and AI are going to play a very important role over the coming decade. While we have incredible work before us, it feels as if we are no longer sailing into the wind, but now the wind is starting to shift to our backs. And I believe that there is no team in the world better prepared to sail fast in this new environment and continue to put deep blue water between us and many of our competitors as we look out over the coming years.
Looking Out at 2024 and Beyond
You could almost taste the shift in sentiment around TechBio at the J.P. Morgan Healthcare Conference at the beginning of this year when compared to years prior. While some skepticism still prevails, it no longer carries the room in most places as a shift towards cautious optimism permeates the executive teams and boards of the most powerful companies in our space.
Following the announcement of our partnership with NVIDIA in 2023, we co-hosted an event with them at the JP Morgan conference. We brought together members of the executive teams and boards of many of the largest biopharma companies in the world, many of the CEOs of leading TechBio companies, executives of leading tech companies, and investors and analysts who either already invest in or cover this convergence or are tempted to do so.
That evening, attendees heard from life science luminaries like Scott Gottlieb, Aviv Regev and Amy Abernethy as well as Jensen Huang, the CEO of NVIDIA. They heard conviction from those leaders about how clearly the trend of ML and AI will impact our industry going forward. What I found most interesting was how fluent the tech leaders among the group were in speaking the language of biopharma. Far more fluent, I would argue, than the leaders of biopharma are in speaking ‘tech.’ And that presents a risk for biopharma and an opportunity for companies like Recursion that are positioned as leaders in TechBio.

But despite all the excitement around our space, we are part of an industry with a mission to alleviate suffering by bringing new, better medicines to patients. That is how we ultimately measure our impact. And as I look ahead to the next 18 months, Recursion will take meaningful steps toward that goal as we read out our first four phase 2 studies.
This is incredibly exciting as it represents the first opportunity for us to demonstrate utility for the patients we aim to serve. But it is also important to come into these initial readouts with a focus on how they can help us learn and tune our platform.
The trials that will read out this year are from the earliest iterations of our Recursion OS. They represent repurposing opportunities in rare genetic diseases we modeled using challenging tools like siRNA. New generations of our operating system using more and more powerful biology tools, chemistry tools and AI tools are leading us to identify and advance more exciting programs with some even already moving to the clinic.
The industry average success rate for Phase 2 readouts is approximately 20-30%. This suggests that if even one of our upcoming four readouts demonstrates a useful signal, we are on the right track to developing meaningful potential treatments for patients. And while we hope to do better than that, for the good of all the patients we seek to treat, we are in this for the long-run and we will use every piece of data, positive or negative, to learn and feedback into the Recursion OS so that we can maximize our long term impact.
It is important to understand that we are not a company who built a platform to deliver a handful of medicines; we are a company who is building a platform to deliver many medicines over time. And if our thesis holds, our system should improve over time with decreasing rates of late-stage failures. We believe we have built an operating system capable of discovering and developing many medicines, both within our own pipeline and via partnerships with others in the industry.
And beyond the excitement we all have for all we will learn from our first generation of programs reading out in the near term, we are also tremendously excited to be helping the rest of the industry adopt tools and technologies that can help them put the power of our operating system at their fingertips.
We announced LOWE (Large Language Model Orchestrated Workflow Engine) at JP Morgan via a live software demonstration at the conference. Together with the audience we started a mock oncology program, from leveraging Recursion’s proprietary data to identify a target of interest in oncology, to designing and ordering potential small molecule modulators of the target, to scheduling follow-up experiments on our platform to evaluate the molecules in a first cycle of SAR. You can view a version of this demonstration and our software tool LOWE here: https://www.youtube.com/watch?v=Hf1bb9rPQtE
While this was a fun and exciting way to engage with the audience at JPM, we are actively discussing making LOWE available to various potential partners for deployment within their own R&D engine. While we don’t know exactly what the future holds for LOWE, this represents an exciting new opportunity for Recursion to help accelerate the industry and the broader adoption of TechBio by integrating portions of our RecursionOS into the engine of other companies in the space.

"We are a company building a platform to deliver many medicines over time."

“From our perspective there are two key drivers that will determine the winners in this race: data and execution.”
The Differentiator Will Be Data and Execution
Extending our view out beyond the near term and over the next decade, it feels possible, and even probable, that there will be a small number of very powerful companies in TechBio who may supplant much of what we call BioTech today. Who will these companies be and how will they win?
While compute is supply-constrained right now, it has also never been anywhere near as abundant as it is today. Table-stakes in this race over the next few years will be access to dedicated compute and robust ML/AI and software engineering teams. That is why Recursion has continued investing in BioHive-1, our on-premise supercomputer. We announced in late 2023 an expansion of the computer with our partners at NVIDIA that is likely to make it the fastest supercomputer wholly owned and operated by any biopharma company on Earth, including all the big ones. We also have an incredible, talented and growing team of ML researchers and engineers working to leverage this compute to advance the OS. We’ve grown both organically on these teams and by acquisition when needed. But as I said, these are table stakes.
From our perspective there are two key drivers that will determine the winners in this race: data and execution.
There is a divergence of opinions on what sort of data to use. There are those who believe that much of the data needed to solve the biggest problems in drug discovery and development exist today, either publicly or in the hands of large pharmaceutical companies. There is some evidence to support this idea; for example, the incredible progress in protein folding has been driven by sophisticated compute applied to the Protein Data Bank (PDB), a publicly available dataset. But there are few other examples in our field of data as robustly and carefully annotated as in the PDB. In fact, it is well-understood that the majority of data in the published literature cannot be recapitulated by other laboratories.
Turning to large pharmaceutical companies, who obviously have large quantities of data from their longstanding operations in drug discovery and development, we find more headwinds. First, few if any of these large datasets were built for the purpose of machine-learning. And while that doesn’t mean machine learning and AI cannot be a useful tool, the unimodal nature of the data in these sources and the lack of inter-experiment controls, especially from preclinical and clinical sides, will make it challenging to extract enough value. Further, the success of large language models trained across the internet and the subsequent lawsuits we are beginning to see from content purveyors whose data was used to train these models (e.g., https://www.nytimes.com/2023/12/27/business/media/new-york-times-open-ai-microsoft-lawsuit.html) should be making it clear to large pharma companies that they must be cautious about sharing these data.
For all of the reasons above, at Recursion we have always believed that generating and aggregating large-scale, iterative many-modal data will be the fastest path to achieving our mission to decode biology. We have now done more than 200 million experiments across multiple -omics modalities. We have also signed our first data aggregation partnership with Tempus, where we now have access to the DNA and RNA-sequencing data of over 100K oncology patients on which we can train causal-AI models. And while each layer of our data is powerful, the true magic is found when we combine them together to train more general models of biology spanning massive cellular -omics data, animal omics data and human patient omics data. We believe this deeply enough that you can expect us to continue investing deeply in building data across new layers and partnering to aggregate the proprietary datasets we believe are key to our long-term ambition.

Finally, while it seems obvious to state that execution will be a differentiator in our space, the type of execution and the perspective from which decisions are made matters deeply here. The scale of the opportunity before us is so great that we are making decisions at Recursion which we believe are most likely to increase the probability of success that we are the first company to build a general utility AI model of biology. That is, to achieve our mission by decoding biology such that we can predict or simulate how any perturbation might affect not only a human cell, but a human patient. And while realization of that mission may take another decade or two, if a company were to achieve it well-ahead of other companies in the space or alongside a small set of other companies, there could be an opportunity to aggregate much of the multi-trillion dollar value of biopharma across one or a handful of companies, as opposed to the broad distribution of valuable companies we see in biopharma today (e.g. there are about a dozen public biopharma companies with market caps solidly above $100B as of writing this note). As such, we will make decisions that we believe increase the probability we will be one of a handful of big winners in this space versus decisions that increase the probability we achieve intermediate successes.
The next decade is going to be absolutely incredible for biopharma, where the pace of change will be much higher than at any point in our past. While there is much more work to do to best take advantage of the creative destruction that is ahead, I cannot imagine many other teams who are more ready to take this on and prepared to win.
Thank you,
Chris Gibson, Ph.D.
Co-Founder and Chief Executive Officer

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
Risks Related to Our Limited Operating History, Financial Position, and Need for Additional Capital
◦We are a clinical-stage biotechnology company with a limited operating history and no products approved by regulators for commercial sale, which may make it difficult to evaluate our current and future business prospects
◦We have incurred significant operating losses since our inception and anticipate that we will incur continued losses for the foreseeable future.
◦We will need to raise substantial additional funding. If we are unable to raise capital when needed, we would be forced to delay, reduce, or eliminate at least some of our product development programs, business development plans, strategic investments, and potential commercialization efforts, and to possibly cease operations.
◦Raising additional capital and issuing additional securities may cause dilution to our stockholders, restrict our operations, require us to relinquish rights to our technologies or drug candidates, and divert management’s attention from our core business.
◦We are engaged in strategic collaborations and we intend to seek to establish additional collaborations, including for the clinical development or commercialization of our drug candidates. If we are unable to establish collaborations on commercially reasonable terms or at all, or if current and future collaborations are not successful, we may have to alter our development and commercialization plans.
◦We have no products approved for commercial sale and have not generated any revenue from product sales. We or our current and future collaborators may never successfully develop and commercialize our drug candidates, which would negatively affect our results of operation and our ability to continue our business operations.
◦If we engage in future acquisitions or strategic partnerships, this may increase our capital requirements, dilute our stockholders’ equity, cause us to incur debt or assume contingent liabilities, and subject us to other risks.
Risks Related to the Discovery and Development of Drug Candidates
◦Our approach to drug discovery is unique and may not lead to successful drug products for various reasons, including, but not limited to, challenges identifying mechanisms of action for our candidates.
◦Our drug candidates are in preclinical or clinical development, which are lengthy and expensive processes with uncertain outcomes and the potential for substantial delays.
◦If we experience delays or difficulties in the enrollment of patients in clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented.
◦Our planned clinical trials, or those of our current and potential future collaborators, may not be successful or may reveal significant adverse events not seen in our preclinical or nonclinical studies, which may result in a safety profile that could inhibit regulatory approval or market acceptance of any of our drug candidates.
◦We conduct clinical trials for our drug candidates outside the United States, and the FDA and similar foreign regulatory authorities may not accept data from such trials.
◦It is difficult to establish with precision the incidence and prevalence for target patient populations of our drug candidates. If the market opportunities for our drug candidates are smaller than we estimate, or if any approval that we obtain is based on a narrower definition of the patient population, our revenue and ability to achieve profitability will be adversely affected, possibly materially.
◦We may never realize a return on our investment of resources and cash in our drug discovery collaborations.
◦We face substantial competition, which may result in others discovering, developing, or commercializing products before, or more successfully than, we do.
◦Because we have multiple programs and drug candidates in our development pipeline and are pursuing a variety of target indications and treatment modalities, we may expend our limited resources to pursue a particular drug candidate and fail to capitalize on development opportunities or drug candidates that may be more profitable or for which there is a greater likelihood of success.
Risks Related to Our Platform and Data
◦We have invested, and expect to continue to invest, in research and development efforts to further enhance our drug discovery platform, which is central to our mission. If the return on these investments is lower or develops more slowly than we expect, our business and operating results may suffer.
◦Our information technology systems and infrastructure may fail or experience security breaches and incidents that could adversely impact our business and operations and subject us to liability.

◦Interruptions in the availability of server systems or communications with internet or cloud-based services, or failure to maintain the security, confidentiality, accessibility, or integrity of data stored on such systems, could harm our business.
◦Our solutions utilize third-party open source software (OSS), which presents risks that could adversely affect our business and subject us to possible litigation.
◦Issues relating to the use of artificial intelligence and machine learning in our offerings could adversely affect our business and operating results.
Risks Related to Our Operations/Commercialization
◦Even if any drug candidates we develop receive marketing approval, they may fail to achieve the degree of market acceptance by physicians, patients, healthcare payors, and others in the medical community necessary for commercial success.
◦If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to sell and market any drug candidates we may develop, we may not be successful in commercializing those drug candidates, if and when they are approved.
◦We are subject to regulatory and operational risks associated with the physical and digital infrastructure at both our internal facilities and those of our external service providers.
Risks Related to Our Intellectual Property
◦Our success significantly depends on our ability to obtain and maintain patents of adequate scope covering our proprietary technology and drug candidate products. Obtaining and maintaining patent assets is inherently challenging, and our pending and future patent applications may not issue with the scope we need, if at all.
◦Our current proprietary position for certain drug product candidates depends upon our owned or in-licensed patent filings covering components of such drug product candidates, manufacturing-related methods, formulations, and/or methods of use, which may not adequately prevent a competitor or other third party from using the same drug candidate for the same or a different use.
◦We may not be able to protect our intellectual property and proprietary rights throughout the world.
◦If we do not obtain patent term extension and data exclusivity for any drug product candidates we may develop, our business may be materially harmed.
◦We may need to license certain intellectual property from third parties, and such licenses may not be available or may not be available on commercially reasonable terms.
◦Changes in U.S. patent law could diminish the value of patents in general, thereby impairing our ability to protect our products.
◦Issued patents covering our drug product candidates and proprietary technology that we have developed or may develop in the future could be found invalid or unenforceable if challenged in court or before administrative bodies in the United States or abroad.
Risks Related to Government Regulation
◦Even if we receive FDA or other regulatory approval for any of our drug candidates, we will be subject to ongoing regulatory obligations and other conditions that may result in significant additional expense, as well as the potential recall or market withdrawal of an approved product if unanticipated safety issues are discovered.
◦Though we have been granted orphan drug designation for certain of our drug candidates, we may be unsuccessful or unable to maintain the benefits associated with such a designation, including the potential for market exclusivity.
◦We are subject to U.S. and foreign laws regarding privacy, data protection, and data security that could entail substantial compliance costs, while the failure to comply could subject us to significant liability.
◦Regulatory and legislative developments related to the use of AI could adversely affect our use of such technologies in our products, services, and business.
Other Risks
◦Third parties that perform some of our research and preclinical testing or conduct our clinical trials may not perform satisfactorily or their agreements may be terminated.
◦Third parties that manufacture our drug candidates for preclinical development, clinical testing, and future commercialization may not provide sufficient quantities of our drug candidates or products at an acceptable cost, which could delay, impair, or prevent our development or commercialization efforts.
◦We may not realize all of the anticipated outcomes and benefits of our Acquisitions.
◦Our future success depends on our ability to retain key executives and experienced scientists, and to attract, retain, and motivate qualified personnel.
◦We have identified a material weakness in our internal control over financial reporting.

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
•the size of the potential market opportunity for TechBio companies;
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
•our ability to effectively use machine learning and artificial intelligence in our drug development process;
•our ability to use the assets acquired in recent acquisitions to expand our technology-enabled drug discovery process and accelerate our digital chemistry capabilities;
•our ability to leverage our collaborations and partnerships to develop our products and grow our business;
•our expectations related to the performance and benefits of our BioHive-1 supercomputer, Recursion OS, and our digital chemistry platform;
•our ability to realize a return on our investment of resources and cash in our drug discovery collaborations;
•our ability to sell or license assets and re-invest proceeds into funding our long-term strategy;
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
•our ability to achieve net-zero greenhouse gas emissions across our operations;
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
•our ability to maintain effective internal control over financial reporting and disclosure controls and procedures, including our ability to remediate the material weakness in internal control over financial reporting;
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

Item 1. Business.

Business Overview

Recursion is a leading clinical stage TechBio company decoding biology to industrialize drug discovery. Central to our mission is the Recursion Operating System (OS), a platform built across diverse technologies that enables us to map and navigate trillions of biological, chemical, and patient-centric relationships across over 50 petabytes of proprietary data. We frame this integration of the physical and digital components as iterative loops, where scaled ‘wet-lab’ biology, chemistry, and patient-centric experimental data are organized by ‘dry-lab’ computational tools in order to identify, validate, and translate therapeutic insights. We believe Recursion’s unbiased, data-driven approach to understanding biology will bring more, new, and better medicines at higher scale and lower cost to patients.

There are three key value-drivers at Recursion:

•An expansive pipeline of internally developed clinical and preclinical programs focused on precision oncology and genetically driven rare diseases with significant unmet need and market opportunities that could potentially exceed $1 billion in annual sales in some cases
•Transformational partnerships with leading biopharma and technology companies to map and navigate intractable areas of biology, identify novel targets, and develop potential new medicines by using advanced computational and data resources
•An industry-leading dataset intentionally designed to capitalize on computational tools and accelerate value created through our pipeline, partnerships and technology products

Key Achievements in 2023

Pipeline

•Five phase 2 clinical-stage programs with multiple upcoming data readouts expected, including REC-994 in cerebral cavernous malformation (CCM) in Q3 2024, REC-2282 in neurofibromatosis type 2 (NF2) in Q4 2024, REC-4881 in familial adenomatous polyposis (FAP) in H1 2025, and REC-4881 in AXIN1 or APC mutant solid tumors in H1 2025
•Completed a Phase 1 study for REC-3964 in healthy volunteers for the potential treatment of Clostridioides difficile (C. difficile) infection with a favorable safety and tolerability profile
•Advanced our RBM39 program in homologous recombination proficient ovarian cancer and other solid tumors to IND-enabling studies
•In-licensed a program (Target Epsilon) that emerged from our fibrosis collaboration with Bayer that represents a novel approach to treating fibrotic diseases with compelling early data

Partnership

•Made significant progress against both the gastrointestinal-oncology and neuroscience portions of our collaboration with Roche and Genentech, including Roche exercising its Small Molecule Validated Hit Option to further advance our first partnership program in GI-oncology
•Updated our collaboration with Bayer to focus on challenging oncology indications with high unmet need, commensurate with higher per program milestone payments
•Entered into a collaboration with NVIDIA to accelerate the construction, optimization and deployment of foundation models for biology and chemistry as well as host Recursion-built computational and data tools on BioNeMo (NVIDIA’s drug discovery platform) – additionally, NVIDIA invested $50 million in Recursion via a private placement
•Entered into a collaboration with Tempus giving Recursion access to over 20 petabytes of proprietary deidentified, multimodal patient oncology data for the purpose of training causal AI models for the discovery of novel therapeutic hypotheses, biomarker strategies and patient cohort selection
•Entered into a partnership with Enamine to generate enriched screening libraries with insights from Recursion’s protein-ligand interaction predictions spanning across Enamine’s massive library of approximately 36 billion compounds

Recursion OS

•Built, scaled and industrialized multiple tools and technologies to heavily automate workflows across the drug discovery process, creating one of the most complete full-stack TechBio solutions
•Created LOWE (Large Language Model-Orchestrated Workflow Engine) connecting wet-lab and dry-lab components of the Recursion OS using a natural language interface to streamline complex drug discovery tasks
•Deployed large language models (LLMs) to map scientific literature in conjunction with our internally derived proprietary maps for the purpose of autonomously identifying novel opportunities in areas of unmet need
•Deployed Phenom-1, a vision transformer utilizing hundreds of millions of parameters trained on billions of biological images from our proprietary data, which we believe to be the world’s largest phenomics foundation model at this time
•Deployed new digital chemistry tools to predict the ligand-protein interactions for approximately 36 billion compounds in the Enamine REAL Space, reported to be the largest synthesizable chemical library
•Produced over 1 trillion human induced pluripotent stem cell (hiPSC)-derived neuronal cells since 2022, likely making Recursion one of the world’s largest producers of neuronal cells
•Began training causal AI models leveraging over 20 petabytes of multimodal precision oncology patient data from Tempus to support the discovery of potential biomarker-enriched therapeutics at scale

Company Building

•Acquired Cyclica and Valence Discovery to bolster digital chemistry and generative AI capabilities
•Expanded our operations in Salt Lake City and Montréal and opened our Canadian headquarters in Toronto with a focus on growing our machine learning and digital chemistry teams
•Committed to quadrupling the capacity of our supercomputer, BioHive-1, to support our pipeline, partnerships and the construction of foundation models across the multiple modalities of biology, chemistry and patient-centric data – we believe that this expansion should make our supercomputer a top 50 supercomputer across any industry according to the TOP500 list

Vision, Mission, People and Culture

Human biology is an incredibly complex system for which human intelligence alone is insufficient to fully comprehend it. Our world is transiting its next industrial revolution based on extraordinary progress in automation, computation, machine learning (ML), and artificial intelligence (AI). This progress is apparent through the rapid rise of LLMs, generative AI, and accessible applications like ChatGPT. Undoubtedly, remarkable shifts in perception occurred in 2023 amongst technology and biopharma companies as well as among regulators and policymakers, who highlight the utility of AI/ML for broad drug discovery and development from novel target discovery through next-generation manufacturing.

However, a key lesson from numerous other industries is that computational sophistication alone is rarely sufficient to create disruptive change. It is when computational sophistication is paired with the right data, typically in an iterative process of ongoing learning, prediction, and refinement, that outsized change is created.

2
Data
Aggregate and organize data to create digital maps of reality
2
Digital
3
1
Physical
3
Algorithms
Navigate digital maps to predict novel relationships, then try them in reality
1
Profile Systems
Capture high-dimensional data to create a digital record of reality (things, places, preferences, etc.)

Figure 1. A simple formula is used across technology industries to map and navigate complex systems. First, high-dimensional data is generated, aggregated and organized to create digital representations. Then, AI/ML algorithms make predictions about that system that can be tested in reality. The result is a virtuous cycle of learning and iteration.

Recursion was founded in 2013 with a vision to capitalize on the convergence of advancements in computation and machine learning to address the decreasing efficiency of drug discovery and development. We believe that this opportunity represents one of the most positively impactful applications of ML and AI. Our vision is to leverage technology to map and navigate biology, chemistry, and patient-centric outcomes in order to increasingly transition the process of developing medicines from discovery to design. We believe that neither advanced computational approaches, massive datasets, nor human intelligence alone can fundamentally shift the efficiency curve of drug discovery and development; instead, we believe that those companies that augment their teams with sophisticated computational tools and focus deeply on generating and aggregating the right datasets will have a significant advantage. Our success and the success of the burgeoning TechBio sector has the promise to drive more, new, and better medicines to patients at higher scale and lower prices in the coming decades. We are working to not only lead this space but define it.

Figure 2. Eroom’s Law observes that while technology advancements have made many processes faster and less expensive over the years, drug discovery is becoming slower and more expensive.1,2 Recursion was created to take advantage of the discontinuity between these fields and harness the power of accelerating technological innovations to improve the efficiency of drug discovery and development.

Our mission at Recursion, Decoding Biology to Radically Improve Lives, flows naturally from our vision. We interpret our mission expansively and believe it to be a durable direction and source of inspiration for our team. We started pioneering, scaling, and industrializing phenomics (data based on images of cellular structures) over a decade ago, but we recognize that drug discovery is made up of many steps, and a point solution targeting one or two steps is insufficient to generate efficiencies across the entire process. To decode biology, we must construct a full-stack technology platform capable of integrating and industrializing many complex workflows. Success in decoding biology implies our ability to predict ways to navigate it. The ability to predictably navigate biology may enable us to build an expansive pipeline of medicines, either by ourselves, with partners, or both. As part of that work, we seek not only to radically improve the lives of patients who could benefit from the medicines we help to deliver, but the lives of those who care for those patients, the lives of our employees and their families, as well as the communities in which we operate our company.

1 Adapted from Scannell, J et al (2012). Diagnosing the decline in pharmaceutical R&D efficiency. Nat Rev Drug Discov, 11, 191-200.
2 Adapted from Roser, M et al. (2013). Technological Change. OurWorldInData.org.

Figure 3: Recursion’s Founding Principles and Values support our ambitious mission. Together, these elements shape Recursion’s culture by guiding our people to high-impact decision-making and behaviors.

Our culture at Recursion is intentionally designed to fuel our mission. We believe culture drives delivery. Essential to decoding biology in our context is the Recursion Mindset, a deep commitment to achieving impact at unprecedented scale through pioneering new industrialized approaches. To decode biology, we intentionally source talent from an incredible breadth of fields from multiple industries. For all of our employees, Recursion is a new kind of company. The guideposts for teaching our people to successfully transition to TechBio and deliver our mission are our Founding Principles and Values. They are the essential shape of our culture. Our Founding Principles direct us in making scientific and technical decisions that further our mission. Our Values define the day-to-day behaviors that further our mission.

Figure 4. Recursion’s team requires operating at the interface of many diverse fields. Building a TechBio company requires fluency in operating at the interface of many disciplines and fields not previously attuned to working as closely in traditional biopharma.

How Recursion is Industrializing the Drug Discovery Process

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

Figure 5. Historical biopharma industry R&D metrics. The primary driver of the cost to discover and develop a new medicine is clinical failure. Less than 4% of drug discovery programs that are initiated result in an approved therapeutic, resulting in a risk-adjusted cost of approximately $1.8 to $2.6 billion per new drug launched.3,4,5,6,7

Despite significant investment and brilliant scientists, these metrics point to the need to evolve a more efficient drug discovery process and explore new tools. Traditional drug discovery relies on basic research discoveries from the scientific community to elucidate disease-relevant pathways and targets to interrogate. Coupled with biology’s incredible complexity, this approach has forced the industry to rely on reductionist hypotheses of the critical drivers of complex diseases, which can create a ‘herd mentality’ as multiple parties chase a limited number of therapeutic targets. The situation has been exacerbated by human bias (e.g., confirmation bias and sunk-cost fallacy). Accentuating this problem, the sequential nature of current drug discovery activities and the challenges with aggregation and relatability of data across projects, teams and departments lead to frequent replication of work and long timelines to discharge the scientific risk of such hypotheses. Despite decades of accumulated knowledge, the result is that drug discovery has unintentionally created hurdles for innovation.

Simultaneously, exponential improvements in computational speed and reductions in data storage costs driven by the technology industry, coupled with the rapid rise of large language models, generative AI and other ML tools, have transformed complex industries from media to transportation to e-commerce. Historically, the biopharma sector has been slow to embrace such innovations. Within the past 18 months, there have been remarkable shifts in perception among technology and biopharma companies as well as among regulators and policymakers, who highlight the utility of AI/ML for broad drug discovery and development from novel target discovery through next-generation manufacturing. We believe this rapid acceleration and adoption of these technologies demonstrates the growing consensus that AI/ML is a catalyst for substantial leaps in drug discovery.

At Recursion, we are pioneering the integration of innovations across biology, chemistry, automation, data science and engineering to industrialize drug discovery in a full-stack solution across dozens of key workflows and processes critical in discovering and developing a drug. For example, by combining advances in high content microscopy with arrayed CRISPR genome editing techniques, we can rigorously profile massive, high-dimensional biological and chemical perturbation libraries in multiple human cellular contexts to create digital ‘maps’ of human biology. Leveraging advances in scaled computation, we can conduct massive virtual screens to predict the protein targets for billions of chemical compounds. Similarly, data generated from our automated DMPK module and InVivomics platform enables us to predict ADME properties and identify toxicity signals, respectively, significantly faster than traditional methods. We believe that by harnessing advances in technology to industrialize drug discovery, we can derive novel biological insights not previously described by scientific researchers, reduce the effects of human bias inherent in discovery biology and reduce translational risk at the program outset.

3 Zhou, S. and Johnson, R. (2018). Pharmaceutical Probability of Success. Alacrita Consulting, 1-42
4 Steedman M, and Taylor K. (2020). Ten years on: Measuring the return from pharmaceutical innovation. Deloitte. 1-44.
5 DiMasi et al. (2016). Innovation in the pharmaceutical industry: New estimates of R&D costs. Journal of Health Economics. 47, 20-33.
6 Paul, et al. (2010). How to improve R&D productivity: the pharmaceutical industry’s grand challenge. Nature Reviews Drug Discovery. 9,203-214
7 Martin et al. (2017). Clinical trial cycle times continue to increase despite industry efforts. Nature Reviews Drug Discovery. 16, 157

Figure 6. Recursion’s approach to drug discovery. We utilize our Founding Principles on the right to build datasets which are scalable, reliable and relatable in order to elucidate novel biological and chemical insights and industrialize the drug discovery process.

We have used our approach to generate, aggregate, and integrate one of the largest biological, chemical, and patient-centric datasets in the world at over 50 petabytes at the end of 2023. This dataset includes proprietary phenomics, transcriptomics, predicted protein-ligand binding interactions, InVivomics, ADME data, and more across many biological and chemical contexts as well as preferred access to over 20 petabytes of multimodal oncology patient data from Tempus. Additionally, we have built a proprietary suite of software applications within the Recursion OS which has identified over 5 trillion predicted biological and chemical relationships. With our approach, we endeavor to turn drug discovery into a search problem where we map and navigate biology in an unbiased manner to discover new insights and translate them into potential new medicines at scale.

Business Strategy and Value Drivers

While most small to medium-sized biopharma companies are focused on a narrow slice of biology or a single therapeutic area, the Recursion OS allows us to discover and translate at scale across biology. However, we are cognizant that building disease-area expertise, especially in clinical development, is essential. We have developed a multi-pronged, capital-efficient business model focused on key value-drivers that enable us to demonstrate our progress over time while continuing to invest in the development of the Recursion OS, which we believe is the engine of value creation in the long-term. While our mapping and navigating tools have the plasticity to be applied across therapeutic areas and modalities, our business model is tailored to maximize value and advance programs cost-effectively based on the nature of market and regulatory dynamics associated with our three value drivers (internal pipeline, transformational partnerships, and fit-for-purpose proprietary biological, chemical, and patient-centric data).

Figure 7. We harness the value and scale of our Recursion OS using a capital efficient business strategy. Our business strategy is segmented into our following value-drivers: (i) internally developed programs in capital-efficient therapeutic areas; (ii) partnered programs in resource-intensive therapeutic areas; and (iii) proprietary, fit-for-purpose data and models. *Includes a single oncology indication from our Roche and Genentech collaboration.

Value Driver 1 - Internally Developed Programs in Capital Efficient Therapeutic Areas

We believe that the primary currency of any biotechnology company today is clinical-stage assets. These programs can be valued using a variety of models by stakeholders in the biopharma ecosystem and most importantly, present the potential to meet critical patient needs. For Recursion, these assets have a variety of additional benefits, including: (i) validation of key elements of the Recursion OS, (ii) growing our expertise in clinical development and (iii) building in-house processes to facilitate smooth interaction with regulatory agencies and advance medicines towards the market. If the Recursion OS evolves as designed, then it will continuously improve with more iterations such that future programs could be more novel and potentially more valuable than today’s programs. Operating as a vertically integrated TechBio company that leverages technology at every step from target discovery through clinical development (and even marketing and distribution) may be the long-term business model with the most upside for our stakeholders, including both investors and patients. We may be opportunistic about selling or licensing assets after they achieve key value-inflection milestones so that we can re-invest in our long-term strategy.

Value Driver 2 - Partnered Programs in Resource Intensive Therapeutic Areas

We believe that in its current form, our Recursion OS is already capable of delivering many more therapeutic insights than we would be able to shepherd alone today. As such, we have chosen to partner with experienced, top-tier biopharma companies like Bayer, Roche, and Genentech to explore intractable and resource-intensive areas of biology. The key advantages of these partnerships are that: (i) we are able to deploy the Recursion OS to turn latent value into tangible value in areas of biology where it would be challenging for us to do so alone; (ii) the clinical development paths for these large therapeutic areas are often resource-intensive and highly complex; and (iii) we are able to learn from our colleagues at these top-tier companies such that it could give us a competitive advantage in the industry over the longer term. This strategy also embeds us in the discovery process of large pharmaceutical companies and gives rise to an alternative long-term business model whereby we become a valued partner of many such companies. Based on how value is ascribed across our industry today, this model alone is not yet feasible to maximize our business impact. However, we feel that due to shifts within the biopharma industry there is some potential for this portion of our business model to accrete notable value over the long-term.

Value Driver 3 - Proprietary, Fit-for-Purpose Training Data and Models

As has been demonstrated in many other industries, a value driver and competitive advantage can be generated from the creation of a proprietary dataset. At Recursion, we have generated what we believe to be one of the largest fit-for-purpose, relatable biological, chemical, and patient-centric datasets on Earth. Spanning multiple omics technologies and more than 200 million unique experiments, the over 50 petabytes of data that Recursion generates, aggregates, and integrates has the fundamental purpose of being used to train machine learning models. Through intensive internal work, Recursion uses this data and our own models, algorithms, and software to advance our own internal pipeline of medicines (Value Driver 1) as well as in partnership with our collaborators to advance additional discovery programs (Value Driver 2). As our field increasingly recognizes the potential for a technology-driven revolution in drug discovery, our data has increasing potential to drive value directly. We increasingly see the potential to license select models and subsets of our data to a growing universe of collaborators for which internal efforts would be minimal, but value could be significant.

Competitive Landscape and Differentiation

There are a few key factors that differentiate Recursion from other technology-enabled drug discovery companies.

1.Recursion utilizes many biology, chemistry, and patient-centric proprietary datasets and modular tools to industrialize drug discovery, while most other competitor companies rely on a point solution to solve one important step in drug discovery. We recognize that drug discovery is made up of many steps, and a point solution is insufficient to generate efficiencies across the entire process. To decode biology, we must construct a full-stack technology platform capable of integrating and industrializing many complex workflows. In part, Recursion’s LOWE (LLM-Orchestrated Workflow Engine) is a natural progression of workflow automation. In the future, we believe the Recursion OS will also utilize large population genetics datasets and data from payer and healthcare systems to drive greater efficiencies and more precision medicine solutions for patients.
2.Recursion integrates wet-lab and dry-lab capabilities in-house to create a virtuous cycle of iteration. Fit-for-purpose wet-lab experimental data are translated by dry-lab digital tools into in silico hypotheses and testable predictions, which in turn generates more wet-lab data from which improved predictions can be made. Recursion is well positioned compared to companies of a similar stage either focused more specifically on the wet-lab only (traditional biotech or pharma companies) or dry-lab only (companies facing rapidly commoditized algorithms and a challenge differentiating on non-proprietary data).
3.Recursion has achieved a significant scale with respect to its scientific, technological, and business endeavors. With five clinical-stage programs, an exciting preclinical pipeline, two of the largest discovery partnerships in the biopharma industry with Roche/Genentech and Bayer, and three technology-focused partnerships, Recursion has achieved a scale, level of integration, and stage that few other TechBio companies have.

The Recursion OS

The creation of virtuous cycles of physical experiments and in silico models has been a competitive advantage for leaders in many industries outside of biopharma. In drug discovery, virtuous cycles of experimentation (wet-lab assays) and machine learning (dry-lab predictions) is an approach to efficiently mapping and navigating biology and chemistry at unparalleled scale and efficiency. Critically, by closely integrating the wet-lab and dry-lab in an iterative manner, one can create cycles of virtuous learning, where large fit-for-purpose wet-lab datasets support better in silico model generation and enable more focused future wet-lab experiments.

Figure 8. Recursion’s virtuous cycle of wet-lab and dry-lab. (1) Profile biological and chemical systems using automation to scale a small number of data-rich assays, including phenomics, transcriptomics, InVivomics, and ADME to generate massive, high quality empirical data; (2) aggregate and analyze the resultant data using a variety of in-house software tools; and (3) map and navigate leveraging proprietary software tools to infer relationships between biology and chemistry. These inferred relationships serve as the basis of our ability to predict how to navigate between biological states using chemical or biological perturbations, which we can then validate in our automated laboratories, completing a virtuous cycle of learning and iteration.

The Recursion OS is composed of many wet and dry-lab modules. Each module is both a capability as well as a set of standardized workflows that have been scaled and automated, in some cases, to a very high degree. In order to drive greater efficiency, these modules have been industrialized so that they can be plugged into drug discovery and development activities related to both our internal pipeline as well as large pharma partnerships. Connecting standardized workflows together can be thought of like modular programming but in a biological and chemical context. The general connected modular framework for carrying out industrialized, unbiased drug discovery and development is the Recursion OS.

Figure 9. The Recursion OS is composed of many wet- and dry-lab modules that can be connected to carry out industrialized, unbiased drug discovery and development. Each module is both a capability as well as a set of standardized workflows that have been scaled and automated, in some cases, to a very high degree.

Figure 10. The Recursion OS is meant to industrialize the drug discovery and development process through multiple cycles of learning and iteration. The Recursion OS is built on biologically native cycles of wet-lab and dry-lab modules leveraging phenomics, transcriptomics and InVivomics to drive discovery and validation of targets and compounds, while chemically native cycles of predictive ADME drive optimization of validated hits towards development candidates suitable for human clinical trials.

Wet Lab (Physical)

In order to create large and relatable datasets, standardization and scale are two critical requirements that can be best achieved through automation. Standardization means that the experiment is executed consistently every time, day after day, year after year - and that any deviations can be detected, tracked, and quantified. It involves meticulous metadata collection, prospective/retrospective experiment execution analysis, standard results storage, quantitative quality control and more. At the same time, massive scale, with millions of experiments executed per week, requires execution of multi-step assays processed rapidly and in a tightly orchestrated manner. This combination of precise repetition, high speed and massive volumes favors relying on robots over highly trained scientists, whose time is better spent on context-specific problems. In addition, automation of high-dimensional experiment readouts at scale enables cost reductions in the large high-dimensional digital datasets that can underpin today’s cutting-edge opportunities in machine learning.

Data utilized by the Recursion OS spans staining and multi-timepoint live-cell phenomics (brightfield), transcriptomics, proteomics, InVivomics, ADME assays, as well as predicted protein-ligand relationships. Recursion also has a physical library of over 1.7 million compounds, including over 1 million new chemical entity (NCE) starting point substances, a large library of known chemical entities which can serve as guideposts, and more than 500,000 compounds belonging to our collaborators. Further, Recursion has generated a custom whole-genome arrayed CRISPR guide library. Together, these tools allow Recursion to explore millions of different biological perturbations in our own wet labs. We have executed over 200 million phenomics and over 700,000 whole transcriptomics experiments across different biological and chemical contexts in multiple human cell types. In 2023, with the completion of our automated DMPK module, we have now conducted tens of thousands of ADME experiments. Our tissue culture facility has scaled the production of over 50 human cell types and has also enabled work at scale in co-cultures and complex iPSC-derived cell types. Since 2022, for example, Recursion generated more than 1 trillion hiPSC-derived neuronal cells for our partnered work with Roche and Genentech - a scale achieved by few other companies in the world.

Figure 11. Diverse datasets utilized by the Recursion OS are highly complementary and add useful context, like the different layers of digital maps of Earth. Multiple data modalities help identify connections within and between layers to enable decoding biology at scale.

Automation

While we do not consider ourselves to be hardware innovators, we have leveraged a significant team of automation scientists to assemble and synchronize advanced but widely-available robotic components, such as liquid dispensers, plate washers, incubation stations, automated HPLC, mass spectrometry and automated microscopy camera systems, to efficiently execute millions of experiments per week across a variety of data-rich outputs with only a small team overseeing the process at any given time. These robotic systems are modular by design and easily configurable to allow us to create complex and variable workflows. Furthermore, we have recently operationalized a fully integrated system that processes plates continuously through all steps in our primary experimental workflows. This fully integrated system is interoperable with the existing batch processing work cells but provides greater walk-away time for our operators and greater throughput in a smaller footprint.

Figure 12. Our high-throughput automation platforms make our labs look more like sophisticated manufacturing facilities than biology R&D laboratories. Our high throughput phenomics platform (top) can execute up to 2.2 million experiments each week with high quality to enable downstream analyses. We are increasingly automating many other of our assays at Recursion.

Cell Culture and Cell Differentiation Tools

We have built a state-of-the-art cell culture facility to consistently produce high-quality, primary mammalian cells, such as vein, kidney, lung, liver, skin and immune cell subsets, as well as stem cell-derived and cancer cell lines. In total, over 50 cell types have been onboarded to our high-throughput discovery systems. In 2022, we greatly expanded our cell culture facility footprint to perform work using human induced pluripotent stem cell (hiPSC) lines. Specifically, we have developed protocols using CRISPR genome editing technologies to generate knock-out or knock-in lines. We have developed protocols to differentiate hiPSCs into several distinct cell types using 3D and 2D differentiation methods. Furthermore, we have developed internal capabilities to characterize these cells using standardized and partly automated methods. Lastly, we have developed a scalable platform to produce 50-100 billion cells of interest per week and cryopreserve cells in assay-ready frozen format. Since 2022, our team produced over 1 trillion hiPSC-derived cells of interest to support various ongoing projects.

Figure 13. Various cells grown at scale for phenomics assays in-house by Recursion. These cells represent a variety of iPSC-derived neuronal cell types to support our neuroscience research.

Phenomics

Cellular morphology is a holistic measure of cellular state that integrates changes from underlying layers of cell biology, including gene expression, protein production and modification and cell signaling, into a single, powerful readout. Image-based -omics can be two to four orders of magnitude more data-dense per dollar than other -omics datasets that focus on these more proximal readouts, enabling us to generate far more data per dollar spent to inform our drug discovery efforts. We currently generate up to 13.2 million images or 110 terabytes of new data per week across up to 2.2 million experiments. Our phenomics approach builds on the recent explosion of powerful computer vision and ML approaches driven by the technology industry over the last decade. Modern ML tools can be trained to identify the most salient features of images without relying on any pre-selected, disease-specific subject matter expertise, even if these features are imperceptible to the human eye. Using these tools, we can capture the aggregate cellular response induced by a disease-causing perturbation or therapeutic and quantify these changes in an unbiased manner, freeing us from human bias. In contrast, traditional drug discovery relies on presumptive target hypotheses and bespoke biological signaling assays that only capture narrow, pre-determined biology and thus limit the scope of biological exploration.

Figure 14. AI/ML models can detect cellular phenotypes that are indistinguishable to the human eye. Most morphological differences within our images are too subtle for the human eye to detect, but AI models like Phenom-1 deployed in our Recursion OS can readily distinguish between them. The heatmap of similarities shown here between learned embeddings of these images shows clear separation where even well-trained cell biologists or pathologists would be hard-pressed to describe consistent differences.

Imaging data that we generate can be broadly and consistently used across various biological and chemical contexts to create vast, relatable datasets rather than creating data islands of custom one-off imaging readouts. Previously, most of our phenomics data consisted of fluorescent microscopy images that capture composite changes in cellular morphology. This protocol, consisting of six subcellular dyes imaged in six different channels, has been optimized to capture a wide array of biology across nearly any adherent human cell type that can be cultured and perturbed in laboratory conditions. In 2023, we expanded how we gather phenomics data and started capturing dynamic timepoint information from our cells throughout an assay using brightfield imaging. This technique offers the benefit of being able to capture data within the same well over time and across assays (e.g., we can capture a transcriptomic endpoint from the same experimental well in which we imaged cells over time after a perturbation of interest). Brightfield imaging, which increasingly comprises our phenomics experiments, enables faster, more cost-effective image analysis across multiple timepoints and modalities. With these broadly applicable approaches, we can capture the effects of a wide range of biological and pharmacological phenomena of interest, including phenotypic changes induced by small molecules, genetic gain- and loss-of-function, toxins, secreted factors, cytokines, infectious agents, or any combination of the above.

Figure 15. A cellular image leveraging our fluorescent staining protocol (left) compared to a brightfield cellular image (right), both of which capture multiple levels of information about the cellular state. Brightfield imaging, which increasingly comprises our phenomics experiments, enables faster, more cost-effective image analysis across multiple timepoints and modalities.

Figure 16. Maps made with phenomics data from both Cell Paint and Brightfield techniques demonstrate highly similar results. Heatmaps reveal relationships between genes that span a wide variety of well-documented cellular systems.

Transcriptomics

We have developed an in-house transcriptomics laboratory platform, complete with walk up automation and push button digital data processing, capable of profiling up to 25,000 samples per week covering expression of nearly 20,000 genes from samples drawn from any of our biological modules. At the end of 2023, we had leveraged our transcriptomics platform to sequence over 700,000 individual transcriptome samples to improve our biological understanding of many of our programs and to begin to create another layer of orthogonal biological mapping data to complement our phenomics mapping data. In 2024, we intend to further scale and automate this capacity to enable more hits identified from our phenomics platform to be confirmed using an orthogonal, transcriptomic readout as part of our industrialized program generation workflows and we expect to be able to approach whole-genome scale mapping in this data-layer as well. This approach of combining high dimensional, large scale data layers from the Recursion OS, across phenomics and transcriptomics allows us to increase our confidence around which insights to prioritize for scientist follow-up, while at the same time minimizing cost and human effort. Similar to how we scaled transcriptomics to complement phenomics, we expect to scale additional data types like proteomics, metabolomics, lipidomics, and others.

Figure 17. Recursion utilizes an adapted transcriptomic experimental process to leverage industry-standard sequencing systems at vastly reduced cost per sample.

InVivomics

In vivo studies are an important tool for assessing efficacy and safety of a compound within the context of a complete, complex whole-organism system. Like other steps in the drug discovery and development process, conventional in vivo studies are fraught with human bias and limited in the post-study endpoints that they measure. Using our In Vivo Data Collection Infrastructure (which we call InVivomics), we can collect more holistic measurements of an individual animal’s behavior and physiological state using continuous video feeds and sensor technology (e.g., temperature), surveilling animals uninterrupted in their home environment and analyzing readouts live throughout studies in progress across days, weeks, or even months.

In 2023, our Digital Vivarium consisted of over one-thousand digital mouse cage units. These support digital tolerability studies, which allow us to identify phenotypic responses unique to different modes of toxicity and prioritize which compounds and doses should be used in efficacy studies. We also conduct InVivomic efficacy studies to evaluate treatment effects early based on whole-animal digital observations. We have also initiated the expansion of our InVivomics tolerability studies into rats to leverage the advantages of whole-animal digital observations for exploratory non-GLP toxicology studies.

Figure 18. Our proprietary, scalable Smart Housing System for in vivo studies automatically collects and analyzes video and sensor data from all cages continuously.

ADME Data

In 2023 Recursion’s custom-built high-throughput robotic ADME experimentation platform entered production. High quality, reproducible data is evaluated against a rigorously designed set of standard controls and QC metrics to ensure data quality. This data is included in our warehousing system that connects experimental data. We will be deploying this fast-growing dataset to build predictive models for the microsomal stability, plasma protein binding, microsomal protein binding and passive permeability outcomes. These predictive models aim to ultimately prioritize the acquisition of high-quality compounds into the Recursion collection to accelerate our programs. We have also built an analytical laboratory equipped with state-of-the-art liquid chromatography-mass spectrometry equipment. Our analytical chemistry team supports work throughout the lifecycle of our programs, including assessing compound identity and purity for quality control, bioanalysis of compound concentration in plasma and tissue samples from in vivo studies, and biomarker identification and validation activities in support of preclinical and clinical translational efforts.

Figure 19. Recursion’s automated DMPK module allows for automated assay execution across plasma protein binding, microsomal stability and cell permeability studies at scale and in both human and rodent cells to advance programs while generating state-of-the-art training data for ML and AI algorithm development. The system has been designed to potentially add new modules into the automated workflow, such as additional in vitro absorption, distribution, metabolism, excretion, and toxicity (ADMET) testing.

Chemistry

Our in-house chemistry tools include physical compound collections, state-of-the-art compound storage and handling infrastructure and high-precision analytical equipment. The physical capabilities paired with our cutting-edge computational and digital chemistry platforms combine to accelerate hit identification and progression through virtuous cycles of potency and property optimization to deliver differentiated drug candidates. We have a total in-house chemical library of over 1.7 million small molecules from a combination of commercial, semi-proprietary, proprietary, and partner sources and use this library to identify chemical starting points for discovery campaigns. Over 1 million of these compounds reside within the Recursion’s novel chemical entity library curated by our computational and medicinal chemists and designed for highly druggable chemical properties while avoiding undesirable chemical properties, such as poor solubility and permeability. While this library has been constructed to maximize chemical diversity, we have ensured that several analogs of many compound cores are included to help identify emergent SAR for early hits and to enable rapid hit expansion into readily available analogs. Additionally, we have curated a selection of approximately 10,000 clinical-stage and preclinical compounds from public forums or filings, covering approximately 1,000 unique mechanisms of action, for which an abundance of existing data and annotations currently exist. These well-characterized molecules are frequently used as tool compounds within our work and may be advanced as therapeutic programs if the Recursion OS reveals unique and previously undisclosed biological activity.

Figure 20. Our state-of-the-art compound storage and handling infrastructure. These tools provide the potential to store up to more than 60 million compounds (in plated formats) onsite.

In December 2023, we entered into a collaboration with Enamine to generate and design enriched compound libraries for the global drug discovery industry. By leveraging Recursion’s MatchMaker AI model, a product added to Recursion after the acquisition of Cyclica in 2023, to identify compounds in the Enamine REAL Space predicted to bind to high-value targets, we believe we can generate more powerful compound libraries for drug discovery purposes. Recursion is expanding our chemical libraires by leveraging MatchMaker and other Recursion-developed predictive ML models to select compounds that represent tractable starting points and have an increased probability of exhibiting biological activity on our phenomics platform. We believe that the scale of our total in-house chemical library is comparable to the scale of chemical libraries curated by some large pharmaceutical companies. We plan to substantially increase the size and diversity of our NCE library over the coming years through a combination of partnerships and investments in automated chemical microsynthesis in order to more fully understand novel biological and chemical relationships. With the completion of our recent wet-laboratory expansion, we now have the potential capability to store up to more than 60 million compounds (in plated formats) onsite.

Figure 21. Our MatchMaker technology predicted the protein target(s) for ~36 billion chemical compounds in the Enamine REAL Space, reported to be the world’s largest searchable chemical library. We use the predicted interactions as a complementary data layer in our multiomics dataset for honing mechanistic predictions from our wet-labs and for accelerating SAR cycles through better predictions for our internal pipeline and within our partnerships.

Patient-Centric Genomics Data

In 2023, we entered into a collaboration with Tempus giving Recursion access to over 20 petabytes of proprietary deidentified, multimodal patient oncology data, spanning DNA and RNA tumor sequencing data, imaging, and health records collected from the diagnostic profiling of hundreds of thousands of cancer patients. We believe this data gives Recursion a unique opportunity to fuse the “reverse genetics” approach of our wet-lab platform (identifying cellular phenotypes associated with particular genetic perturbations) with a patient-centric “forward genetics” dataset (identifying genotypes associated with disease-related phenotypes including but not limited to cancer type, progression, response, and survival). In particular, we intend to use this dataset to train causal AI models making use of both patient data and Recursion-proprietary experimental data to go beyond mere correlations or associations in patient data to improve the speed, precision, and scale of therapeutic development in oncology by identifying superior therapeutic targets and well-calibrated populations to accelerate our oncology clinical trials.

Figure 22. Integration of Recursion reverse-genetics and Tempus forward-genetics data. New potential causal nodes beyond known drivers in lung cancer. At top right, a distribution of potential genetic targets in lung cancer prioritized based on literature-derived evidence. At bottom right, re-ranking of these genes making use of joint Recursion-Tempus evidence using our causal discovery workflow discovers several novel targets with therapeutic impact potentially comparable to known non-small-cell lung cancer drivers.

Dry Lab

Processing and Data Storage Infrastructure

The Recursion OS is built on top of a core technology stack that is highly scalable and flexible. We have adopted a hybrid-cloud strategy, leveraging the benefits of both public and private cloud infrastructure depending on the context and our needs.

Public Cloud. The public cloud is our default choice for production workloads and applications. The scale, elasticity of compute and storage, and economies of scale offered by public cloud computing providers enable us to cost-effectively execute our strategy. We benefit from large capital and investments from cloud service providers to utilize at-scale technologies that would otherwise be cost-prohibitive to build on our own.

Private Cloud. We make use of owned infrastructure to orchestrate the activities in our labs and transfer the data to the public cloud. We also own and operate GPU-based high-performance computing to train our state-of-the-art machine learning models. Owning this infrastructure is critical both for resiliency (on-premises laboratories) and for availability (GPUs) at a time when GPU availability continues to be at a premium.

BioHive-1 and High-Performance Computing in a Private Cloud. Much of our deep learning model training and research happens with our world-class supercomputer named BioHive-1. BioHive-1 is built on NVIDIA’s DGX SuperPod architecture and as of November 2023 is ranked #157 on the TOP500 list of the world’s most powerful supercomputers. In November 2023, we committed to working with NVIDIA to expand BioHive-1 to increase the computational capacity by over 4X. We project that upon completion and benchmarking, BioHive-1 will be in the top 50 most powerful supercomputers in the world across any industry (according to the TOP500 list) and will be the most powerful supercomputer owned and operated by any biopharma company. We believe that a combination of compute, data and talent will enable us to train industry leading AI/ML foundation models.

Figure 23. We believe BioHive-1 is one of the most powerful supercomputers dedicated to drug discovery. In November 2023, we committed to adding over 500 NVIDIA H100 Tensor Core GPUs to the more than 300 NVIDIA A100 Tensor Core GPUs already in place, which will increase our computational capacity by more than 4X.

The Recursion Data Universe

Modern approaches to drug discovery are built on significant datasets, in both structured and unstructured forms, as well as from various sources, proprietary, licensed, and public. Recursion enables access to the Data Universe through a combination of modern Data Lake / Warehouse tools for our structured data, and proprietary tools for managing our large volume of unstructured data. Recursion combines these data sources as part of The Recursion Data Universe, which compromises the following data sets, among others:

•Proprietary, Unstructured: This represents the data we generate from our scientific platforms, and consists of high-resolution images from our phenomics assays, sequence readouts from our transcriptomics assays, mass spectrometry data from our DMPK module, and video data from our InVivomics assays.

•Proprietary, Structured: To enable access to all this data, Recursion keeps significant metadata and structured data related to the outcomes from our experiments. This includes the embeddings output from our deep learning models, as well as various analyses of the data from our assays. Our unique use of high dimensional readouts from our assays enables comparison over time in ways not otherwise possible in industry.

•Licensed, Structured and Unstructured: In 2023, we entered into a collaboration with Tempus giving Recursion access to over 20 petabytes of proprietary deidentified, patient-centric, multimodal oncology data for the purpose of training causal AI models. We are adding this data to our Data Universe and enabling further data layers to our drug discovery workflows.

•Public, Structured: We regularly make use of public datasets as part of the Recursion Data Universe to expand our understanding of biology and chemistry. Sources include the UK Biobank, TCGA and DepMap from the Broad Institute of MIT and Harvard.

Mapping and Navigating to Drive Insights and Outcomes

The Recursion Data Universe spans many petabytes of biological, chemical, and patient-centric data, relatable across years of experiment execution and data types. We have also built a rapidly growing suite of in-house software applications designed to process and translate this data into rapidly actionable insights. Increasingly, these tools and data are joined in automated workflows to rapidly prosecute drug discovery programs.

A core part of the Recursion Data Universe is our maps of biology and chemistry: massive in silico datasets created from our physical assays (e.g., phenomics) as well as in silico models (e.g., MatchMaker). Our maps predict relationships and interactions and allow Recursion to be extremely efficient in what studies to prioritize for a given drug discovery opportunity. By layering different maps from different technical modalities or from different biological or chemical spaces, we create a drug discovery “atlas” in which insights are further strengthened and understood by looking across map layers in an unbiased manner (e.g., characterizing a compound across phenomics, transcriptomics, ligand-target binding, in vitro and in vivo ADMET, etc.).

Collectively, our phenotypic maps contain over 5 trillion inferred relationships generated by ML tools without human bias, spanning across genetic perturbations as well as a large number of small- and large-molecule perturbations. Our ability to query the relationships between any perturbations in our phenotypic maps changes drug discovery from an iterative trial-and-error process into a computationally driven search problem. Unlike a traditional high-throughput screen, in which many compounds are profiled for their activity against a single target at a time, our mapping and navigating approach enables every compound we profile to be analyzed not just for its activity against a single target, but for its inferred activity against all possible targets in our arrayed CRISPR library, as well as its similarity to every compound we have previously analyzed – producing a super-linear growth in biological and chemical relationships.

Figure 24. Mapping and navigating enable simultaneous genome-wide screening. Traditional pharma high-throughput screening methods (left) screen thousands to millions of compounds simultaneously against single targets, but little or no information about other targets. Recursion’s mapping and navigating approach (right) enables us, in a single experiment, to infer the activity of a compound against all potential targets in our arrayed CRISPR knockout screen.

LOWE: Large-Language Model (LLM) Orchestrated Workflow Engine

The growing number of AI tools and datasets at Recursion – comprised of many wet-lab and dry-lab modules that can be connected – increases the complexity of our early drug discovery workflows. Moreover, each module often requires specific expertise to operate and is only accessible to highly trained data scientists or machine learning engineers. LOWE is an LLM agent designed to orchestrate complex drug discovery workflows using a natural language interface. These workflows chain together a variety of steps and tools, from finding significant relationships within Recursion’s maps of biology and chemistry to generating novel compounds and scheduling them for synthesis and experimentation. Through its natural language interface and interactive graphics, LOWE puts state-of-the-art AI tools into the hands of every drug discovery scientist at Recursion in a simple and scalable way.

LOWE not only represents the next evolution of the Recursion OS, but also how we believe drug discovery will be done at every company in the next 5 to 10 years. Today, LOWE is directed by scientists who formulate hypotheses and ask questions. In the future, we believe LOWE could be combined with additional AI agents capable of formulating hypotheses and learning from results, effectively thinking like a biologist or chemist. LOWE is a first step towards the development of autonomous ‘AI scientists’ for therapeutic discovery.

Figure 25. LOWE can orchestrate both wet-lab and dry-lab complex drug discovery tasks using natural language. In the examples above, LOWE has i) identified a list of targets involved in non-small cell lung cancer, ii) identified the top 50 commercially available compounds that have a similar structure to an initial hit, and iii) designed a phenomics experiment to test the compounds for phenosimilarity to a given target.

Because LOWE deploys via a web-based application, the most up to date versions of data and modules are automatically propagated for usage so that version control is not an issue. At Recursion, we are working on an autonomous agent that interfaces with a set of drug discovery modules, whereby a human scientist would review a set of potential programs for further advancement. Whether running via human prompts or autonomously, LOWE maintains a precise record of the commands being made, versions of the data and modules being called, and results being relayed so that workflows could be replicated in the future and computational and experimental results can be collected as evidence for the progression of programs for our internal pipeline, external partners, or regulatory groups.

Other Enabling Software Tools and LLMs

Additional internal software tools drive efficiency by enabling us to map and navigate data spanning more than 5 trillion predicted biological and chemical relationships, prioritize disease, target, and compound opportunities, design large experimental layouts, and automatically execute and continuously monitor experimental protocols. For example, MapApp enables scientists to explore relationships using several visualizations, statistical measurements and data layers including known information about compounds or known relationships between genes and diseases to rapidly distinguish novel insights. Other tools monitor real-time onsite reagent supplies, enable consistent control strategies, and design standards that make each week’s data relatable across time. Additionally, these tools automatically flag experiments or processes which miss quality requirements or stall at some point in the process and notify the appropriate personnel.

Chrome
File
Edit
View
History
Bookmarks
Profiles
Tab
Window
Help
11:20 AM
MapApp
Recursion.
MapApp
Log Out
New to the MapApp? Read our guide to get started.
Explore our presets:
MTOR/TSC2
Insulin Pathway
Proteasome
GROUP LABEL
HUVEC-tvn_v10-DL2-2023-09-01
QUERY PERTURBATIONS
CLEAR TERMS
MTOR
TSC2
Select perturbations
PERTURBATIONS OF INTEREST
NONE YET
COSINE RANGE
-0.6
0.6
-1
-0.5
0
0.5
1
PERTURBATION STATISTICAL SIGNIFICANCE THRESHOLD (P-VALUE)
0.0001
0.001
0.01
0.05
0.1
1
COMPOUND CONCENTRATION (µM)
Filter properties
SORT BY
SPLIT BY
Experiment
HEATMAP DISPLAY OPTIONS
Interaction details
MTOR
TSC2
1
0.5
0
-0.5
-1
MLST8
SEH1L
RPTOR
MIOS
MTOR
DEPDC5
BMT2
DDIT4
TBC1D7
NPRL2
TSC2
TSC1

Figure 26. Our MapApp tool allows scientists to simultaneously view multiple relationships between genes and compounds.

Large Language Model (LLM) Cataloging of Scientific Literature. To efficiently initiate programs from our maps of biology, we use a proprietary in-house workflow that incorporates LLMs. This automated approach allows us to rapidly search for and prioritize the most promising opportunities from the large number of insights in our maps. In service to this process, we deploy LLMs to map the corpus of scientific literature against our internally derived proprietary maps in order to automatically surface critical data arbitrages. By layering these LLM-derived maps of scientific literature onto our proprietary maps, we can focus our work on novel and emerging biological, chemical, and patient-centric opportunities rather than the well-trodden and highly competitive diseases and targets the rest of the industry are focused on.

Computational Tools and Foundation Models in Biology

To understand, explore and relate new or existing data, we must normalize, transform and analyze that data. Our tools in this layer manage the streaming of our data at scale to the appropriate public and private cloud, the transformation of data into mathematical representations through our in-house proprietary foundation models, and the analyses performed on our data as parameterized and requested by users. Anomalies are flagged to the team for fast resolution.

Phenom-1. Our phenomics-based foundation model, Phenom-1, is a large vision transformer utilizing hundreds of millions of parameters trained on billions of cellular images from our proprietary phenomics library. Phenom-1 demonstrated the scaling hypothesis within a biological context, namely that larger models trained on larger datasets lead to improved performance. Also, Phenom-1 performed up to 28% better at recapitulating known biological relationships.8

8 Kraus, O et al. (2023). Masked Autoencoders are Scalable Learners of Cellular Morphology. NeurIPS 2023 Generative AI and Biology (GenBio) Workshop

Figure 27. Image reconstruction tasks demonstrate impressive visual results of Phenom-1, our phenomics foundation model. Reconstructing partially masked images was the training task which has enabled emergent capabilities of the model in drug discovery tasks such as detecting biological relationships.

Forward- and Reverse-Genetics Causal AI Models. We invested in deepening the translational potential of the Recursion OS by incorporating patient-relevant, forward-genetics data through our collaboration with Tempus. Recursion’s maps of biology represent a “reverse genetics” strategy, in which we identify and relate to each other the cellular phenotypes induced by genetic and chemical perturbations. Patient genomic datasets like those from Tempus represent a “forward genetics” strategy, cataloging genetic factors associating with patient phenotypes, including cancer type, progression, and more factors ascertainable from the health record. We seek to combine these forward genetics datasets with Recursion’s experimental capabilities to build causal AI models that may better predict which programs are likely to translate therapeutic benefits for patients and which patients are more likely to benefit from such treatments.

Other Foundation Models. With the vast patient-centric data from Tempus and our own growing proprietary multiomics datasets, we anticipate the construction and application of more foundation models, including large language models, across biology, chemistry and translation. When specific foundation models are combined, we believe that a grand canonical foundation model which incorporates in-cellular insights through in-patient causal outcomes could drive a more deterministic and holistic understanding of biology, chemistry, and patient-centric care. We believe these increasingly sophisticated models will enable us to develop more, new, and better medicines at higher scale and lower cost to patients.

Recall @ [5,95]% percentiles on StringDB
Private data,
Large models
95M-ViT-L/8+
53M-ViT-L/8+
53M-ViT-L/16
53M-ViT-B/8
RxRx3-ViT-B/16
Public data,
Small models
RxRx3-ViT-L/16
RxRx3-ViT-S/16
53M-ViT-B/16
Private data,
Small models
53M-ViT-S/16
Training set
RxRx3 (2M)
RPI-53M
RPI-95M
Recall
0.40
0.41
0.42
0.43
0.44
0.45
0.46
0.47
0.48
Total FLOps during training
10^{18}
10^{19}
10^{20}
10^{21}
parameters (millions)
50
100
150
200
250
300

Figure 28. Phenom-1 demonstrates that the scaling hypothesis holds within a biological system. This scaling plot illustrates how increasing the compute power (X-axis), which is required for dataset size and model complexity, improved the model's ability to recapitulate known biological relationships (Y-axis). This observed improvement was not directed as part of the training, but rather emerged as a result of scaling the model.

Computational Tools and Foundation Models in Chemistry

The acquisitions of Cyclica and Valence in May 2023 added industry-leading capabilities in digital chemistry, machine learning, and artificial intelligence to Recursion’s existing small molecule drug discovery capabilities. We are leveraging these capabilities to advance our internal and partnership drug discovery programs.

MatchMaker, a tool acquired during the Cyclica acquisition, is an AI-enabled deep learning engine that uses both AlphaFold2 structures and homology models to predict the polypharmacology of small molecules across the proteome. We utilized MatchMaker to successfully predict the protein target interactions of several commercially available libraries, including the 36 billion compound Enamine REAL Space collection. Predicting the proteome profiling of 36 billion molecules was a massive computational exercise involving the in-silico evaluation of over 2.8 quadrillion molecule-target pairs. Achieving this exercise was an important step in bridging the gap between the protein universe and the chemical universe and enabling us to intelligently search vast chemical libraries to identify molecules for profiling in our wet-lab platforms.

MolE, developed in-house by Recursion, is a self-supervised foundation model for chemistry. MolE learns generalizable, graph-based representations of compounds and transforms them into robust, task-specific ML models via fine-tuning. Fine-tuned MolE models span endpoints related to drug efficacy and safety. MolE models are trained across a wide array of public and private datasets, including the massive-scale data generated by Recursion’s phenomics and DMPK platforms.9

Our digital chemistry platform is a core part of Recursion’s software ecosystem, comprising an integrated suite of proprietary and commercial tools, enabling our medicinal and computational chemistry team to scale and advance programs from hit to candidate. Key aspects of this platform include: (i) unified access to and visualization of chemical structures and assay data, including internally generated high or low-dimensional assay data, externally generated in vitro or in vivo data, and ADME data; (ii) integrated predictive modeling, chemical search and computational chemistry capabilities; and (iii) molecular design and collaboration. We intend to further invest in predictive and digital chemistry capabilities across three domains: (i) chemistry-centric ML model development, (ii) chemistry-centric data generation and (iii) digital and physical chemistry process development to drive the Design-Make-Test-Analyze cycle of chemistry optimization more efficiently, including the roll-out of industrialized workflows that integrate chemistry and biological assay steps autonomously.

9 Méndez-Lucio, O et al. (2022). MolE: a molecular foundation model for drug discovery. Presented at NeurIPS 2022.

Bridging Insights to Program Advancement with the Recursion OS

The Recursion OS is an integrated, multi-faceted system for iteratively mapping and navigating massive biological and chemical datasets that contain trillions of inferred relationships between disease-causative perturbations and potentially therapeutic compounds. Collectively, the components of the Recursion OS can be joined together in a modular way to identify, validate and advance a broad portfolio of novel therapeutic programs quickly, cost-effectively and with minimal human intervention and bias - industrializing drug discovery. We use standardized, automated workflows to identify programs and advance them through key stages of the drug discovery and development process which includes:

•Patient Connectivity and Novelty (i.e., program initiation)
•Hit and Target Validation
•Compound Optimization
•Translation
•IND Enabling Studies
•Clinical Development

Late-stage clinical failures are the primary driver of costs in today’s pharmaceutical R&D model. Reducing the rate of costly, late-stage failures and accelerating the timeline from hit to a clinical candidate would create a more sustainable R&D model. To achieve this more sustainable model, we believe that in its ideal state, a drug discovery funnel would morph from the being shaped like the letter ‘V’ to being shaped like the letter ‘T,’ where a broad set of possible therapeutics could be narrowed rapidly to the best candidate, which would advance through subsequent steps of the process quickly and with no attrition. Recursion’s goal is to leverage technology to reshape the typical drug discovery funnel towards its ideal state by moving failure as early as possible to rapidly narrowing the funnel into programs with the highest probability of success.

1. Broadening the funnel of potential therapeutic starting points beyond hypothesized and human-biased targets

2. Rapidly narrowing the funnel by identifying failures earlier in the research cycle when they are relatively inexpensive

3. Accelerating development of high potential drug candidates

Traditional pharma pipeline
Ideal pharma pipeline
Drug discovery
Pre-clinical
Clinical
FDA review
Drug discovery
Pre-clinical
Clinical
FDA review

Figure 29. Reshaping the drug discovery funnel. Recursion’s goal is to leverage technology to reshape the typical drug discovery funnel towards its ideal state by moving failure as early as possible to rapidly narrowing the funnel into programs with the highest probability of success.

We believe we have made progress in reshaping the traditional drug discovery funnel in the following ways:

•Broaden the funnel of therapeutic starting points. Our flexible and scalable mapping tools and infrastructure enable us to infer trillions of relationships between human cellular disease models and therapeutic candidates based on real empirical data from our own wet labs.

•Identify failures earlier when they are relatively inexpensive. Our proprietary navigation tools enable us to explore our massive biological, chemical, and patient-centric datasets to validate more and varied hypotheses rapidly. While this strategy results in an increase in early-stage attrition, the system is designed to rapidly prioritize programs with a higher likelihood of downstream success because they have been explored in the context of high-dimensional, systems-biology data. Over time, and as our OS improves, we expect that moving failure earlier in the pipeline will result in an overall lower cost of drug development.

•Accelerate delivery of high-potential drug candidates to the clinic. The Recursion OS contains chemistry tools that enable highly efficient exploration of chemical space as well as translational tools that improve the robustness and utility of in vivo studies.

By leveraging our Recursion OS to explore and advance our programs, we have shown leading indicators of improvement when compared to the traditional drug discovery process, particularly with respect to cost and time. Across all Recursion programs from late 2017 through 2023, the average amount of time to reach the validated lead stage is approximately 11 months. By the end of 2024, we believe that Recursion programs could reach the validated lead stage in about half that time or less. Ultimately, we believe that future iterations of the Recursion OS will enable even greater improvements minimizing the total dollar-weighted failure and maximizing the likelihood of success.

Figure 30. The trajectory of our drug discovery funnel mirrors the ‘ideal’ pharmaceutical drug discovery funnel. We believe that, compared to industry averages, our approach enables us to: (i) identify low-viability programs earlier in the research cycle, (ii) spend less per program and (iii) rapidly advance programs to a validated lead candidate. All industry data has been adapted from Paul, et al. Nature Reviews Drug Discovery. (2010) 9, 203–214. The cost to IND has been inflation-adjusted using the US Consumer Price Index (CPI). The Recursion data shown for the transition stages and time to validated lead is the average of all Recursion programs since late 2017 through 2023. The Recursion data shown for cost to IND pertains to the actual and projected costs for a novel chemical entity to reach IND.

The Recursion OS has not only improved speed and cost, but also led us to explore novel targets which could give us a competitive advantage where multiple parties often simultaneously pursue a limited number of similar target hypotheses. Below one can see quantitative measures for how we prioritize programs characterized by (i) strong genetically driven biological evidence and (ii) differentiated novel biology.

Figure 31. We use LLMs to organize relationships within public data as well as our own proprietary data and software tools to identify starting points for all of our internal programs. We prioritize programs at scale by focusing on targets where our proprietary data provides a distinct arbitrage that suggests we can drive towards novel target identification and selection in oncology. Each circle represents a gene that can be searched by the Recursion OS across a number of biological and pharmacological factors. Circles in green reflect targets for drugs that have obtained regulatory approval for the treatment of specific diseases and are adapted from Ochoa, D. et al. Nucleic Acids Research. (2023).

Our Pipeline

All of the programs in our internal pipeline are built on unique biological insights surfaced through the Recursion OS where: (i) the etiology of the disease is well defined but the subsequent impacts of the disease are generally obscure, the primary targets are typically considered undruggable, or the primary targets are extensively recognized in association with a particular disease and (ii) there is a high unmet medical need, no approved therapies, or significant limitations to existing treatments. Several of our internal pipeline programs could have potential market opportunities of more than $1 billion in annual sales. We currently have five programs in or planning to initiate Phase 2 clinical studies and we are preparing to submit an IND for a sixth program in H2 2024. In addition to our clinical stage programs, we are actively developing dozens of preclinical and discovery programs.

Clinical Programs

•REC-994 for the potential treatment of cerebral cavernous malformation, or CCM — SYCAMORE, a Phase 2, randomized, double-blind, placebo-controlled, safety, tolerability and exploratory efficacy study is underway. Orphan Drug Designation has been granted in the US and EU. We expect to share Phase 2 data in Q3 2024. This trial was fully enrolled in June 2023 and the vast majority of participants who completed 12 months of treatment continue to elect to enter the long-term extension study.

•REC-2282 for the potential treatment of neurofibromatosis type 2, or NF2 — POPLAR, an adaptive, Phase 2/3, randomized, multicenter study is underway. Enrollment of Phase 2 is expected to complete in H1 2024. Orphan Drug Designation in the US and EU as well as Fast Track Designation in the US have been granted. We expect to share Phase 2 safety and preliminary efficacy data in Q4 2024.

•REC-4881 for the potential treatment of familial adenomatous polyposis, or FAP — TUPELO, a Phase 1b/2, open label, multicenter study is underway with Part 1 complete. FPI for Part 2 is anticipated in H1 2024. Orphan Drug Designation in the US and EU as well as Fast Track Designation in the US have been granted. We expect to share Phase 2 safety and preliminary efficacy data in H1 2025.

•REC-4881 for the potential treatment of AXIN1 or APC mutant cancers — LILAC, a Phase 2 open label, multicenter study in solid tumors initiated at the end of 2023 with FPI anticipated in Q1 2024. We expect to share Phase 2 safety and preliminary efficacy data in H1 2025.

•REC-3964 for the prevention of recurrent Clostridioides difficile infection — a Phase 1 study in healthy volunteers completed in Q3 of 2023. REC-3964 was well tolerated with no serious adverse events (SAEs) reported. We expect to initiate a Phase 2 study in 2024.

We believe that the number of potential programs we can generate with our Recursion OS is key to the future of our company, as a greater volume of validated programs has a higher likelihood of creating value. Additionally, we believe that our large number of potential programs makes us an attractive partner for larger pharmaceutical companies. The static or declining level of R&D output at several large pharmaceutical companies indicates an ongoing requirement for new projects to sustain their product pipelines.

Figure 32. The power of our Recursion OS as exemplified by our expansive therapeutic pipeline. All populations defined above are US and EU5 incidence unless otherwise noted. EU5 is defined as France, Germany, Italy, Spain and UK.1 Prevalence for hereditary and sporadic symptomatic population.2 Annual US and EU5 incidence for all NF2-driven meningiomas.3 Prevalence for adult and pediatric population. Our program has the potential to address several indications.4 We have not finalized a target product profile for a specific indication.5 Incidence for US only.6 2L drug-treatable population.7 2L drug-treatable population comprising ovarian, prostate, breast and pancreatic cancers with no HRR mutations.8

REC-994 for Cerebral Cavernous Malformation – Phase 2

REC-994 is an orally bioavailable, superoxide scavenger small molecule currently under development for the treatment of symptomatic CCM. CCM is among the largest rare disease opportunities and has no approved therapies to date. REC-994 demonstrated excellent tolerability and suitability for chronic dosing in Phase 1 SAD and MAD trials in healthy volunteers directed and executed by Recursion. SYCAMORE, a Phase 2 randomized, double-blind, placebo-controlled, safety, tolerability and exploratory efficacy study is underway, and Orphan Drug Designation has been granted in the US and EU. We expect to share Phase 2 data in Q3 2024. This trial was fully enrolled in June 2023, with the vast majority of participants who completed 12 months of treatment electing to enter the long-term extension portion of the study.

Disease Overview

CCM is a neurovascular condition that impacts approximately 360,000 symptomatic individuals in the US and EU5. Yet, with only around 30% of patients exhibiting noticeable symptoms, the disease is severely underdiagnosed, potentially affecting over 1 million patients. CCM originates from genetic mutations in any of three genes involved in endothelial function: CCM1, CCM2, or CCM3 and approximately 20% of patients inherit a familial form of CCM in an autosomal dominant pattern. Sporadic disease in the remaining population is caused by somatic mutations that arise in the same genes. CCM manifests as vascular malformations of the spinal cord and brain characterized by abnormally enlarged capillary cavities without intervening brain parenchyma. Patients with CCM lesions are at substantial risk for seizures, headaches, progressive neurological deficits, and potentially fatal hemorrhagic stroke. Current non-pharmacologic treatments include microsurgical resection and stereotactic radiosurgery. Given the invasive and risky nature of these interventions, these options are reserved for a subset of patients with significant symptomatology and/or easily accessible lesions. Rebleeds and other negative sequelae of treatment further limit the effectiveness of these interventions. There is no approved pharmacological treatment that affects the rate of growth of CCM lesions or their propensity to bleed or otherwise induce symptoms. Hence, CCM remains a serious health condition resulting in progressive neurologic impairment and a high risk of death due to hemorrhagic stroke.

Figure 33. Vascular malformations (cavernomas) in the brain of a CCM patient.10

Insight from Recursion OS

CCM2 knock-down in human endothelial cells revealed pronounced structural and functional phenotypes that are distinct from healthy cells. We hypothesized that these observed structural changes could be used to enable unbiased drug discovery. Fluorescent microscopy and automated cellular quantification and profiling software enabled high throughput analysis. More than 2,000 commercially available and known chemical entities were rapidly evaluated with this strategy based on the hypothesis that hits from this library could be more quickly translated to the clinic. The novel use of REC-994 for CCM was discovered leveraging this early form of the Recursion OS. The exciting aspect of this novel, unbiased approach was that the drug candidates chosen using automated software analysis outperformed those chosen by human analysis in subsequent orthogonal screens.

Figure 34: Rescue of structural phenotypes associated with loss of CCM2. Immunofluorescence images of endothelial cells treated with siCTRL, siCCM2, or siCCM2 treated with REC-994, Simvastatin, or Cholecalciferol stained for DNA (blue), actin (green) and VE-cadherin (red). According to a machine learning classifier trained on images, REC-994 shows image-based rescue.

10 Cooper, AD. et al. (2008). Susceptibility-weighted imaging in familial cerebral cavernous malformations. Neurology, 71, 382.

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

Figure 35. REC-994 mechanism of action and proposed potential therapeutic impact.

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

Figure 36. REC-994 rescues acetylcholine-induced vasodilation defect and dermal permeability defect in Ccm2 endothelial specific knockout mice.11

Figure 37. REC-994 reduces lesion severity in chronic mouse models of CCM Disease. Mice treated with REC-994 demonstrated a statistically significant decrease in the number of small-size lesions, with a trend toward a decrease in the number of mid-size lesions.11

Clinical

We conducted a Phase 1 Single Ascending Dose (SAD) study in 32 healthy human volunteers using active pharmaceutical ingredients with no excipients in a powder-in-bottle (PIB) dosage form. Results showed that systemic exposure (Cmax and AUC) generally increased in proportion to REC-994 dose after both single and multiple doses. Median Tmax and t1/2 appeared to be independent of dose. There were no deaths or SAEs reported during this study and no TEAEs that led to the withdrawal of subjects from the study. These data supported a MAD study in healthy human volunteers.

11 Gibson, et al. (2015). Strategy for identifying repurposed drugs for the treatment of cerebral cavernous malformation. Circulation, 131(3), 289-99.

A subsequent Phase 1 Multiple Ascending Dose (MAD) study was conducted in 52 healthy human volunteers and was designed to investigate the safety, tolerability, and PK of multiple oral doses of REC-994, to bridge from the PIB dosage form to a tablet dosage form, as well as to assess the effect of food on PK following a single oral dose. Overall, multiple oral doses of REC-994 were well tolerated in healthy male and female subjects at each dose level administered in this study. There appeared to be no dose-related trends in TEAEs, vital signs, ECGs, pulse oximetry, physical examination findings, or neurological examination findings. Pharmacokinetic results support once-daily oral dosing with tablet formulation.

Table 1. Summary of Adverse Events from Phase 1 Multiple Ascending Dose Study. AE=adverse event; MAD=multiple ascending dose; SAE=serious adverse event; TEAE=treatment-emergent adverse event.

Recursion initiated the SYCAMORE study, a two-part Phase 2 trial in CCM patients in Q1 2022. Part 1 is a randomized, double-blind, placebo-controlled trial to investigate the safety, efficacy, and PK of daily doses of REC-994 (200 mg and 400 mg) compared to placebo in participants with symptomatic CCM over a treatment period of 12 months. Part 2 is an optional, double-blind, long-term extension (LTE) study of daily doses of REC-994 (200 mg and 400 mg) for participants completing Part 1 of the study. Currently, there is no regulatory precedent or registrational pathway for CCM drug development. Results from the ongoing Phase 2 study are expected to inform a pivotal trial design with guidance from the FDA.

Screening & Randomization 1:1:1
Treatment
Follow-up
Enroll
~60
400mg
200mg
Placebo
12 Months Treatment Period
Extension Study
Visits: Days 1 & 2
Months 1, 3, 6, 9 & 12

Trial Update

- Enrollment is complete
- Vast majority of participants who completed 12 months of treatment continue to enter long-term extension study
- **Phase 2 readout expected Q3 2024**

Figure 38. Phase 2 study schema for REC-994. Phase 2 trial design to assess the efficacy and safety of REC-994 in patients with symptomatic CCM. Enrollment criteria includes MRI-confirmed lesion(s), diagnosis of familial or sporadic CCM, and having symptoms directly related to CCM. Primary outcome measures are safety and tolerability. Secondary measures are focused on efficacy, including clinician-measured outcomes, imaging of CCM lesions, acute stroke scales and patient reported outcomes. This trial was fully enrolled in June 2023 and the vast majority of participants who completed 12 months of treatment continue to enter the long-term extension study.

Competitors

To our knowledge, the REC-994 program is the first industry sponsored therapeutic program in clinical trials for CCM. If approved, REC-994 would be the first pharmacologic disease-modifying treatment for CCM, one of the largest areas of unmet need in the rare disease space. There are currently three other active programs in clinical development for CCM.

•OV-888, a ROCK2 inhibitor from Ovid Therapeutics, is currently in Phase 1, with a signal-finding trial expected to initiate in H2 2024.

•NRL-1049, a ROCK inhibitor from Neurelis in-licensed from BioAxone BioSciences, is currently in Phase 1.

•Atorvastatin, a competitive HMG-CoA reductase inhibitor, is being studied in an investigator sponsored Phase 1/2 study in CCM patients with a recent history of symptomatic bleeds.

REC-2282 for Neurofibromatosis Type 2 - Phase 2/3

REC-2282 is a small molecule HDAC inhibitor currently under development for the treatment of NF2-mutant meningiomas. In prior clinical trials, the molecule was well tolerated, including in patients dosed for multiple years. In contrast to approved HDAC inhibitors, REC-2282 is both CNS-penetrant and orally bioavailable. An adaptive, Phase 2/3, randomized, multicenter study is underway with enrollment of Phase 2 expected to complete in H1 2024. Orphan Drug Designation in the US and EU as well as Fast Track Designation in the US have been granted. We expect to share Phase 2 safety and preliminary efficacy data in Q4 2024.

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

Although most meningiomas are benign, their location often makes complete resection untenable, and subsequently patients with NF2 experience loss of hearing, facial paralysis, poor balance, and visual difficulty. Spinal tumors can result in weakness and disability and some patients become wheelchair bound. Many patients with multi-tumor disease die in early adulthood. Due to the catastrophic nature of the disease and lack of non-surgical options for management, new approaches to treatment are needed, particularly those directed toward shrinking tumor burden.

Insight from Recursion OS

We selected REC-2282 for our NF2 program through the application of a brute-force approach by developing a high content phenotypic screen to identify cellular and structural changes associated with the genetic knockdown of NF2 by siRNA in HUVEC cells. Transfected NF2-deficient cells were treated with thousands of compounds to discover molecules that restored the structural defects associated with loss of NF2. REC-2282 reversed this complex cellular phenotype back to a healthy state (wildtype) in four independent screens at concentrations between 0.1 to 1 μM, in line with efficacious concentration levels in our preclinical experiments. Additionally, REC-2282 failed to exhibit the same level of dose dependent rescue in the evaluation of hundreds of other tumor suppressor or oncogene knockdown models, providing further evidence of a selective effect in the specific context of NF2 loss of function. Together, these experiments demonstrated robust and reproducible activity in disease relevant settings suggesting the therapeutic potential of REC-2282 in treating NF2-mutant tumors.

Figure 39. REC-2282 rescued the loss of NF2. A) Immunofluorescent images of human endothelial cells treated with siRNA control or siRNA NF2. B) REC-2282 rescued the high-dimensional disease phenotype as evidenced with a left shift from the disease to the healthy state. HUVEC, human umbilical vein endothelial cells; NF2, neurofibromatosis type 2; siRNA, small interfering RNA.

REC-2282, is an orally bioavailable, CNS-penetrating, pan-histone deacetylase, or HDAC, inhibitor with PI3K/AKT/mTOR pathway modulatory activity. By comparison to marketed HDAC inhibitors, REC-2282 is uniquely suited for patients with NF2 and NF2-mutant CNS tumors, due to its oral bioavailability, CNS-exposure, and as of yet undocumented cardiovascular liabilities.

Figure 40. REC-2282 would be a first-in-class HDAC inhibitor for the potential treatment of NF2 meningiomas. We believe REC-2282 is well suited for NF2 vs other HDAC inhibitors due to its oral bioavailability and CNS-exposure.12,13,14

NF2 disease is driven by mutations in the NF2 gene, which encodes an important cell signaling modulator, merlin. Loss of merlin results in activation of multiple signaling pathways converging on PI3K/AKT/mTOR among others and results in enhanced cell proliferation. Anti-neoplastic effects of HDAC inhibitors, like REC-2282, are thought to derive primarily via disruption of the protein phosphatase 1 (PP1)-HDAC interaction, and the subsequent inhibition of PI3K/AKT signaling leading to growth arrest and apoptosis of cancer cells.

12 Sborov, D.W et al. (2017) A phase 1 trial of the HDAC inhibitor AR-42 in patients with multiple myeloma and T- and B-cell lymphomas. Leuk Lymphoma, 58(10), 2310-2318.
13 Collier KA, et al. (2021). A phase 1 trial of the histone deacetylase inhibitor AR-42 in patients with neurofibromatosis type 2-associated tumors and advanced solid malignancies. Cancer Chemother Pharmacol. 87(5), 599-611.
14 Prescribing Information of Vorinostat/Belinostat/Romidepsin respectively.

Plasma Membrane
RTK
Merlin
PI3K
?
P
AKT
PP1
P
mTORC1
PP1
eIF4F
HDAC
Normal cell proliferation and survival
Constitutive activation is independent of extracellular factors and does not respond to biochemical signals that would normally regulate activity
Merlin
P
AKT
P
mTORC1
eIF4F
Cell proliferation and survival
Merlin
AKT
PP1
mTORC1
eIF4F
PP1
HDAC
REC-2282
Cell proliferation and survival

Figure 41. REC-2282 acts on an important pathway in tumor development to inhibit the growth of tumor cells. A potential mechanism of action of REC-2282 in NF2.15

Preclinical

After we discovered the novel use of REC-2282 for NF2 using our platform, we performed a literature search to better understand the molecule and validate its activity in disease relevant preclinical models. REC-2282 has been shown to be pharmacologically active in various human cancer cell lines and human cancer xenograft models. REC-2282 had been shown to inhibit in vitro proliferation of vestibular schwannoma, or VS, and meningioma cells by inducing cell cycle arrest and apoptosis at doses that correlate with AKT inactivation. In preclinical models, REC-2282 inhibited the growth of primary human VS and Nf2-deficient mouse schwannoma cells, as well as primary patient-derived meningioma cells and the benign meningioma cell line, Ben-Men-1.

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

15 Adapted from Petrilli and Fernández-Valle. (2016). Role of Merlin/NF2 inactivation in tumor biology. Oncogene, 35(5), 537-48.

Figure 42. REC-2282 shrinks vestibular schwannoma xenografts in SCID-ICR mice and prevents growth & regrowth of tumors in the NF2-deficient meningioma mouse model. (A) Change in VS tumor volume for each control mouse, demonstrating a mean 6% increase. (B) REC-2282 significantly reduces the mean size of VS tumor volume by ~28% across SCID-ICR mice implanted with VS xenografts. Error bars shown are the 95% CI. P=0.006. C) REC-2282 also suppressed the growth of Ben-Men-1-LucB tumor xenografts as measured by tumor bioluminescence.16,17

Clinical

Four Investigator-Sponsored Trials (ISTs) of REC-2282 (previously referred to as AR-42) have been completed. In study AR-42-001, REC-2282 was administered as monotherapy. In the other 3 trials, REC-2282 was administered in combination with anti-neoplastic agents: decitabine (AR-42-002), pazopanib (AR-42-003) and pomalidomide (AR 42 004), respectively. In these studies, REC-2282 was given to 77 patients with solid or hematological malignancies in doses ranging from 20 mg to 80 mg three times a week for three weeks followed by one week off-treatment in four-week cycles. Multiple patients were treated for multiple years using this dosing regimen at the 60 mg dose and the longest recorded treatment duration is 4.4 years at the 40 mg dose. The majority of adverse events were transient cytopenia that did not result in dose reduction or stoppage. The MTD in patients with solid tumors was determined to be 60 mg. The REC-2282 plasma exposure in patients with hematological malignancies and solid tumors generally increased with increasing doses. There were no consistent signs of plasma REC-2282 accumulation across a 19-day administration period nor obvious differences in PK between hematologic and solid tumor patients.

In another early Phase 1 pharmacodynamic IST conducted by Ohio State University, it appeared that REC-2282 suppressed aberrant activation of ERK, AKT and S6 pathways in vestibular schwannomas from adult patients undergoing tumor resection. These results may be difficult to achieve with single pathway inhibitors of ALK or MEK.

Recursion is currently enrolling patients in POPLAR, an adaptive, Phase 2/3, randomized, multicenter study to evaluate the efficacy and safety of REC-2282 in patients with progressive NF2-mutated meningiomas with underlying NF2 disease and sporadic meningiomas with documented NF2 mutations. The study is designed to accelerate the path to potential product registration by allowing for initiation of a confirmatory Phase 3 study prior to full completion of Phase 2. This is a two-staged Phase 2/3 with enrollment done in two parts. Cohort A is a signal seeking Phase 2 in which 20 adult subjects and up to nine adolescent subjects will begin treatment on two active dose arms. Subject safety will be monitored by an independent Data Monitoring Committee, which will apply dose modification and stopping rules as indicated. After all 20 adult subjects have completed six months of treatment, an interim analysis will be performed for the purpose of 1) determination of go/no-go criteria for Cohort B, or the Phase 3 portion of the study, 2) selection of the dose(s) to carry forward, 3) re-estimation of sample size for the planned Phase 3 and 4) agreement from FDA to initiate the Phase 3. Subjects in the Phase 2 portion will continue treatment for up to 26 months total and then have the option to enroll in an Extension study. The Phase 3 portion currently requires recruitment of an additional 60 subjects (adult and potentially adolescent subjects), who will receive treatment for up to 26 months. The planned primary endpoint is Progression-Free Survival (PFS).
16 Adapted from Jacob A, et al. (2012). Triological Society Thesis Preclinical Validation of AR42, a Novel Histone Deacetylase Inhibitor, as Treatment for Vestibular Schwannomas. Laryngoscope, 122(1), 174-189.
17 Burns SS, et al. (2013). Histone Deacetylase Inhibitor AR-42 Differentially Affects Cell-cycle Transit in Meningeal and Meningioma Cells, Potently Inhibiting NF2-Deficient Meningioma Growth. Cancer Res; 73(2), 792-803.

Screening & Randomization 1:1
Treatment
Follow-up
Phase 2 (Cohort A)
Enroll ~ 20
40 mg TIW
60 mg TIW
6-month Tx Period
(Interim Analysis)
Go/No-go to Ph3
Safety/Tolerability
PK
PFS
Extension Study
Cohort A Final Data
FDA Mtg
Agreement on Phase 3 registration plans
Phase 3 (Cohort B)
Enroll 60
26 Month Tx Period
Extension Study
Interim Analysis
At 50% of events
For Sample size re-estimation (i.e., adaptive design)
Trial Update
Enrollment expected to complete H1 2024
Phase 2 readout (safety & preliminary efficacy) expected in Q4 2024

Figure 43. Phase 2/3 study schema for REC-2282. Phase 2/3 two-staged study design to assess the safety, tolerability, and preliminary efficacy of REC-2282 in patients with progressive NF2-mutated meningiomas. Enrollment criteria include MRI-confirmed progressive meningioma and either (1) sporadic meningiomas with confirmed NF2 mutation or (2) confirmed diagnosis of NF2 disease. The primary outcome measure for the Phase 2 portion of the study is progression-free survival (PFS) rate at 6 months.

Competitors

There are currently eight active programs in clinical development targeting NF2-driven brain tumors.

•Brigatinib, an approved ALK inhibitor for NSCLC from Takeda Pharmaceuticals, is in Phase 2 for NF2 disease meningioma, vestibular schwannoma, and ependymoma.

•Neratinib, an approved HER2 inhibitor for HER2+ breast cancer after trastuzumab-based therapy from Puma Biotechnology, is in Phase 2 for NF2 disease meningioma, vestibular schwannoma, and ependymoma

•Crizotinib, an ALK/ROS1 inhibitor, is being studied in an investigator sponsored Phase 2 study in progressive vestibular schwannoma in NF2 patients.

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

•VT-3989, a TEAD inhibitor from Vivace Therapeutics, is being studied in a basket Phase 1 for advanced malignant mesothelioma and other tumors with NF2 mutations, including meningiomas.

•IAG933, a TEAD inhibitor from Novartis, is being studied in a basket Phase 1 for advanced malignant mesothelioma and other tumors with NF2 mutations, including meningiomas.

REC-4881 for Familial Adenomatous Polyposis (FAP) - Phase 1b/2

REC-4881 is an orally bioavailable, non-ATP-competitive, allosteric small molecule inhibitor of MEK1 and MEK2 currently under development to reduce polyp burden and progression to adenocarcinoma in FAP patients. REC-4881 was well tolerated in prior clinical studies, demonstrating dose dependent increases in exposure and pharmacological activity. Recursion is currently enrolling patients in TUPELO, a Phase 1b/2, open label, multicenter study with FPI in the Part 2 portion anticipated in H1 2024. Orphan Drug Designation in the US and EU as well as Fast Track Designation in the US have been granted. We expect to share Phase 2 safety and preliminary efficacy data in H1 2025.

Disease Overview

FAP is a rare tumor predisposition syndrome affecting approximately 50,000 patients in the US and EU5 with no approved therapies. FAP is a genetic disorder resulting from a heterogeneous spectrum of point mutations in the adenomatous polyposis coli (APC) gene. The APC gene is a tumor suppressor gene which encodes a negative regulator of the Wnt signaling pathway.

FAP is characterized by progressive development of hundreds to thousands of adenomatous polyps in the lower gastrointestinal tract, mainly in the colon and rectum, and is associated with up to a 100% lifetime risk of colorectal cancer before age 40 if left untreated. The standard of care for patients with FAP is colectomy in late teenage years. Without surgical intervention, affected patients will progress to colorectal cancer by early adulthood. Post-colectomy, patients receive endoscopic surveillance every 6-12 months to monitor disease progression given the ongoing risk of malignant transformation.

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

Figure 44. REC-4881 rescued phenotypic defects of cells with APC knockdown. Compared to thousands of other molecules tested, REC-4881 rescued phenotypic defects substantially better (including better rescue than other MEK inhibitors) for APC-specific knockdown.

REC-4881 is an orally bioavailable, non-ATP-competitive, allosteric small molecule inhibitor of MEK1 and MEK2 (IC50 2-3 nM and 3-5 nM, respectively) that is being developed to reduce polyp burden and progression to adenocarcinoma in FAP patients.

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

Figure 45. REC-4881 inhibits APC-mutation induced MAPK signaling to block cell proliferation in the context of FAP. A potential mechanism of action of REC-4881 in cells with loss of function mutations in APC.18

Preclinical

We validated the findings from the initial phenotypic screens using tumor cell lines and spheroids grown from human epithelial tumor cells with a mutation in APC. REC-4881 inhibited both the growth and organization of spheroids in these models and, in tumor cell lines, had well over a 1,000-fold selectivity range in cells harboring APC mutations.

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

18 Jeon, WJ, et al. (2018). Interaction between Wnt/β-catenin and RAS-ERK pathways and an anti-cancer strategy via degradations of β-catenin and RAS by targeting the Wnt/β-catenin pathway. npj Precision Oncology, 2(5).

Figure 46. REC-4881 reduces GI polyp count and high-grade adenomas in the ApcMin mouse model of FAP. GI polyp count (left panel) and the percent of high-grade adenomas (right panel) after oral administration of indicated dose of REC-4881, celecoxib, or vehicle control for 8 weeks. Polyp count at the start of dosing reflects animals sacrificed at the start of study (15 weeks of age). P < 0.001 for all REC-4881 treatment groups versus vehicle control. Quantification of high-grade adenomas versus total polyps was based on blinded histological review by a pathologist. While celecoxib reduces benign polyps, the majority of remaining lesions are high grade adenomas. By contrast, REC-4881 reduces both polyps and high-grade adenomas.

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

Recursion is currently enrolling patients in TUPELO, a Phase 1b/2, open label, multicenter study to evaluate efficacy, safety, pharmacokinetics, and pharmacodynamics of REC-4881 in patients with FAP. The study is being conducted in two parts. Part 1 evaluated the PK, safety, tolerability, and PD in participants with FAP following administration of REC-4881 in single and multiple doses. Five FAP patients received single dose and 14 days of

REC-4881 treatment at 4 mg QD. 4 mg QD was generally well tolerated with a safety profile consistent with other MEK inhibitors. Preliminary PD data suggests the 4 mg dose may be pharmacologically active in FAP patients. Part 2 will assess the efficacy, safety, PK, and PD following administration of once daily doses of REC-4881 to participants with FAP who have previously undergone a colectomy/proctocolectomy and have a confirmed germline APC mutation. Study drug will be administered orally for 3 months.

Screening & Treatment
Part 2
Single agent REC-4881 Dose Escalation
Safety
Tolerability
PK/PD
Recommended Phase 2 Dose
Dose Expansion at RP2D
Futility Assessment
Go/No-Go
12 mg QD
(n ≤ 6)
8 mg QD
(n ≤ 6)
4 mg QD
(n ≤ 6)
Trial Update
5 FAP patients treated in Part 1
4mg dose appears pharmacologically active
Phase 2 initial readout expected H1 2025

Figure 47. Phase 1b/2 study schema for REC-4881 in FAP. Phase 1b/2 clinical study to assess the efficacy, safety, and pharmacokinetics of REC-4881 in patients with classical FAP. Enrollment criteria include (1) Confirmed APC mutation; (2) ≥ 55 years of age; (3) Post-colectomy/proctocolectomy; (4) No GI cancer; (5) Polyps in duodenum (including ampulla of Vater and/or rectum/pouch). Outcome measures: PK, safety, tolerability, preliminary efficacy (change from baseline in polyp burden, histological grade, extent of desmoid disease).

Competitors

There are currently three active programs in clinical development for FAP.

•ALFA, also known as eicosapentaenoic acid from SLA Pharma, is currently in Phase 3 for FAP patients that harbor a pathogenic APC mutation and have had a previous colectomy.

•Flynpovi, a combination of CPP-1X and sulindac from Panbela, is currently in Phase 3 for FAP patients with a focus on lower GI disease. Further guidance on a regulatory path forward is expected in H2 2024.

•eRapa, an mTORC1 inhibitor also known as encapsulated rapamycin from Emtora Biosciences, is currently in Phase 2 for FAP patients.

REC-4881 for AXIN1 or APC Mutant Cancers - Phase 2

REC-4881 is an orally bioavailable, non-ATP competitive, allosteric small molecule inhibitor of MEK1 and MEK2 being developed for the treatment of AXIN1 or APC mutant cancers. REC-4881 was well tolerated in prior clinical studies, demonstrating dose dependent increases in exposure and pharmacological activity. Recursion initiated LILAC, a Phase 2 study in AXIN1 or APC mutant cancers at the end of 2023, and FPI is anticipated in Q1 2024. We expect to share safety and preliminary efficacy data in H1 2025.

Disease Overview

AXIN1 and APC function as critical tumor suppressors that form part of the beta-catenin destruction complex, directly and indirectly regulating beta-catenin and RAS levels, respectively, in the cell. Aberrant activation of the Wnt and RAS pathways through inactivating mutations in AXIN1 or APC appear frequently across a wide variety of human cancers with an estimated 65,000 patients in the US and EU5 eligible for treatment in the second line. These tumors are often considered clinically aggressive and less sensitive to treatments with chemotherapies and/or immunotherapies, representing a heavily refractory population. Accordingly, there is a substantial need for developing therapeutics for patients harboring mutations in AXIN1 or APC, as these mutations are considered undruggable. There are no treatments specifically approved for AXIN1 or APC mutant cancers.

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

•Our Phase 1b/2 program for REC-4881 in FAP was initiated using our brute-force screen approach where we discovered a concentration dependent cellular restoration from a modeled disease state (APC gene knockdown by siRNA) to a modeled healthy state (wildtype) in the U2OS cell type. Our map imputed a similar phenotypic effect with REC-4881 across concentrations in HUVEC, suggesting alignment between the brute-force approach and the inferential search approach. These discoveries arose from two different cell contexts, were conducted at different points in time, and under different conditions, robustly validating our interpretation.

Figure 48. Insights from Recursion OS. REC-4881 displays a phenotypic opposite relationship across clinically relevant doses to genetic knockout of AXIN1 and APC in HUVEC.

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

Figure 49. Tumor growth inhibition and PFS across 29 PDX mouse models. REC-4881 shows enhanced activity in mouse models with AXIN1 or APC mutant tumors. Tumor volumes were measured three per week after randomization in two dimensions using a caliper, and the volume was expressed in mm3 using the formula: V = (L x W x W)/2, where V is tumor volume, L is tumor length (the longest tumor dimension), and W is tumor width (the longest tumor dimension perpendicular to L). %TGI was calculated using the formula %TGI = (TV vehicle - TV treatment) / (TV vehicle – TV initial) *100 for all mice (Wong, H, et al. Clin Cancer Res., 2012, 18(14): 3846-3855).

Clinical

LILAC, a Phase 2 open label, multicenter study in select tumor types initiated towards the end of 2023 with FPI anticipated in Q1 2024. This phase 2, open label, multicenter study is designed to evaluate the safety, tolerability, PK, PD, and preliminary anti-tumor activity of REC-4881 administered orally (PO) at an initial dose of 12 mg on a once daily (QD) schedule in participants with unresectable locally advanced or metastatic cancer harboring AXIN1 or APC mutations. Participants must have progressed on at least one prior line of therapy in order to be eligible for the trial.

The study will consist of two arms – an AXIN1 cohort and an APC cohort and two parts. In Part 1, a maximum of 20 participants will be enrolled in a 1:1 allocation across each arm. In Part 2, up to 20 additional patients may be enrolled in each arm. Once the first six cumulative participants have enrolled in Part 1, enrollment will be briefly paused, and a safety assessment will be conducted by a Safety Review Committee to review the completion of the first four weeks of study drug. The study will follow a Bayesian design with futility analysis after the first 10 participants have been enrolled in each arm of the trial. Study drug may be administered for up to 2 years. Disease status will be evaluated every eight weeks, for the first 24 weeks, and then every 12 weeks, until treatment discontinuation or withdrawal. The primary endpoints for this study are safety, tolerability, and preliminary anti-tumor activity as measured by Objective Response Rate (ORR). We expect to share safety and preliminary efficacy data in H1 2025.

Screening & Treatment

Part 1
Part 2
Safety Assessment
12 mg REC-4881 QD
R P 2 D
AXIN1
(n=10)
APC
(n=10)
Futility Assessment
Futility Assessment
Once 10 pts enrolled in each cohort with
≥ 1 scan post-baseline
AXIN1
(n=10)
APC
(n=10)

Trial Update

- Utilizing Tempus and FMI solutions for patient identification
- **Phase 2 initial readout expected H1 2025**

Figure 50. Phase 2 study schema for REC-4881 in AXIN1 or APC mutant cancers. Phase 2 open label, multicenter clinical study to assess the efficacy, safety, and pharmacokinetics of REC-4881 in patients with AXIN1 or APC mutant cancers. Enrollment criteria include (1) unresectable, locally advanced, or metastatic cancers; (2) ≥ 55 years of age; (3) confirmed AXIN1 or APC mutation by NGS (tissue or blood); (4) no MEK inhibitor treatment within 2 months of initial dose; (5) ≥ 1 prior line of therapy; and (6) ECOG PS 0-1. The primary endpoints are safety, tolerability, and preliminary anti-tumor activity as measured by Objective Response Rate (ORR).

Competitors

There are currently 3 active programs in clinical development for AXIN1 or APC mutant cancers.

•FOG-001, a TCF-blocking β-catenin inhibitor from FogPharma, is being studied in a Phase 1/2 trial in patients with locally advanced or metastatic solid tumors with Wnt activating mutations, including AXIN1 or APC.

•Tegavivint, a TBL1 inhibitor from Iterion Therapeutics, is being studied in a Phase 1/2 trial in combination with pembrolizumab in patients with advanced hepatocellular carcinoma harboring mutations in either CTNNB1 or AXIN1.

•DKN-01, an anti-DKK1 monoclonal antibody from Leap Therapeutics, is being studied in a Phase 2 trial in combination with pembrolizumab in patients with advanced or recurrent endometrial cancer harboring Wnt activating mutations, including AXIN1 or APC.

REC-3964 for Clostridioides difficile Infection - Phase 2

REC-3964 is an orally bioavailable, small molecule inhibitor of C. difficile glucosyltransferase. This molecule has the potential to prevent recurrent disease and be used as secondary prophylaxis therapy in high-risk patients with C. difficile infections, a leading cause of antibiotic-induced diarrhea and a major cause of morbidity and mortality. A Phase 1 study in healthy volunteers completed in Q3 2023 and demonstrated that REC-3964 was well tolerated with no serious adverse events (SAEs) reported. We expect to initiate a Phase 2 study in 2024.

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

Figure 51. REC-3964 rescued the phenotype of human epithelial cells treated with C. difficile toxin. REC-3964 was identified as demonstrating concentration-responsive rescue in HUVEC cells treated with C. difficile toxin B on Recursion’s phenomics platform.

Preclinical

REC-3964 was validated in orthogonal functional assays including the Electrical Cell-substrate Impedance Sensing (ECIS) assay where it demonstrated concentration-dependent activity in blocking toxin-mediated barrier disruption.

We have shown in a target-based validation assay that REC-3964 selectively inhibits the toxin’s innate glucosyltransferase (IC50 = 4.7-9 nM), suggesting suppression of toxin-induced glycosylation of Rho-GTPases in host cells as the most likely mode of action. REC-3964 has negligible off-target activity, does not target the host’s glucosyltransferases, produces favorable gut and plasma exposure levels following oral dosing, and is non-mutagenic. Further, in an in vivo hamster model of C. difficile infection, treatment with REC-3964 significantly prolonged the survival of animals relative to bezlotoxumab and vehicle treated controls.

Figure 52. REC-3964 blocks C. difficile Toxin B-mediated endothelial barrier disruption. Transendothelial resistance was quantified with ECIS after incubation of HUVEC cells with 10ng/mL TcdB from C. difficile in the presence of REC-3964. Barrier resistance is shown on a normalized scale with 0% representing the resistance in the absence of REC-3964, and 100% representing the resistance of healthy monolayers that were not exposed to toxin B. Data are presented as Mean ± SEM, N≥3 independent experiments.

Figure 53. C. difficile infected model hamsters treated with REC-3964 survive longer than vehicle treated animals. REC-3964 was administered by oral gavage twice daily for 5 consecutive days along with groups for vehicle and vancomycin (50 mg/kg, QD). N=5 in untreated and vancomycin treated animals and N=10 in vehicle and REC-3964 treated animals.

A. Diseased State
B. REC-3964 Impact
Legend:
GT
UDP-Glucose Glucosyltransferase
Toxin
GT
Apical Surface / Gut Lumen
Cytoplasm
Endosome
OH
RHO
Active
Glucosylation
UDP-glucose
UDP
O-glucose
RHO
Inactive
Intestinal barrier disruption:
• Inflammation
• Diarrhea
• Sepsis
• Colitis
Basolateral Surface
REC-3964

Figure 54. REC-3964 selectively inhibits the toxin’s innate UDP-glucose glucosyltransferase. (A) Autocatalytic event releases C. difficile toxin’s glucosyltransferase enzymatic domain into the infected cell, which locks Rho family GTPases in the inactive state. Inactivation of Rho GTPases alters cytoskeletal dynamics, induces apoptosis and impairs barrier function which drives the pathological effects of C. difficile infection. (B) REC-3964 binds and blocks catalytic activity of the toxin’s innate glucosyltransferase with no effect on the host protein.19

End Of Treatment
End Of Study
100
80
60
40
20
0
Survival (%)
0
2
4
6
8
10
12
14
Days Post Infection
Vancomycin
Vehicle
Bezlotoxumab
REC-3964

Figure 55. REC-3964 significantly extended survival over the standard of care, bezlotoxumab, in a human disease relevant CDI hamster model. REC-3964 was administered at 200 mg/kg by oral gavage twice daily for 7 consecutive days along with groups for vehicle and vancomycin (50 mg/kg, QD). Bezlotoxumab was administered at 10 mg/kg BID 2 days prior to inoculation with C. difficile (strain 630). N=10 hamsters per group. Clinical observations were conducted from Day 0 to Day 7, with surviving animals monitored until Day 14. REC-3964 demonstrated a significant difference in the probability of survival vs bezlotoxumab at the end of treatment (p<0.001, log-rank test).

19 Awad, MM. et al. (2014). Clostridium difficile virulence factors: Insights into an anaerobic spore-forming pathogen. Gut Microbes. 5(5), 579-593.

Clinical

We conducted a Phase 1 healthy volunteer study to evaluate the safety, tolerability, and PK of REC-3964 at increasing oral doses in comparison with placebo. A total of 90 healthy subjects participated in this study with 48 subjects in the Single Ascending Dose (SAD) study and 42 subjects in the Multiple Ascending Dose (MAD) study. The SAD study included a cohort of healthy elderly subjects (age > 65 years). REC-3964 monotherapy was safe and well tolerated at single doses up to 1200 mg (SAD) and multiple doses (MAD) up to 900 mg.

In the SAD study, the most frequently reported TEAE with REC-3964 was contact dermatitis (4 subjects, 11.1%). All TEAEs were mild in severity and the only TEAE that was considered related to REC-3964 was a single TEAE of fatigue. There were no serious adverse events (SAEs), deaths, or TEAEs that led to discontinuation. In the MAD study, the most frequently reported TEAEs with REC-3964 were fatigue and headache (6 subjects each, 17.6%). All TEAEs were mild in severity. For subjects receiving REC-3964, 11.8% (n=4) had TEAEs considered to be related to treatment, consisting of abdominal distension (3 subjects) and flatulence (1 subject). Abdominal distension was also considered to be related to the study drug for 25% (n=2) of subjects who received placebo. There were no serious adverse events (SAEs), deaths, or TEAEs that led to discontinuation.

PK analysis demonstrated that exposures (AUC) increased approximately dose-proportionally across the dose ranges tested and the half-life ranged from approximately 7 to 10 hours. The peak and systemic exposure to REC-3964 was comparable between healthy elderly subjects and subjects aged ≤ 65 years. As a result, BID dosing is expected to reach targeted trough concentrations.

There were no clinically meaningful trends or clinically significant abnormalities in hematology and chemistry and no clinically relevant effects on ECG parameters (including QTcF) or vital signs after administration of single or multiple doses of REC-3964.

We plan to initiate a Phase 2 open label, multicenter study in 2024 to evaluate the safety, tolerability, efficacy, and PK of REC-3964 at doses of either 250 mg or 500 mg both administered orally (PO) twice a day (BID) over a 28-day period compared to an observational cohort after an initial cure with vancomycin. The primary endpoints for this study will be safety, tolerability, and preliminary efficacy as assessed by the rate of recurrent Clostridioides difficile infection (rCDI).

Table 2. Summary of Adverse Events from Phase 1 Multiple Ascending Dose Study. AE=adverse event; MAD=multiple ascending dose; SAE=serious adverse event; TEAE=treatment-emergent adverse event.

Screening
Randomization & Treatment
Patients with confirmed CDI
Vancomycin
Orally for 14 days
R 2:1:1
N=80
Patients with symptom resolution
REC-3964
500 mg orally BID
REC-3964
250 mg orally BID
Observational
Follow Up

Trial Update

- NHV DDI study will proceed initiation of the Phase 2 POC
- Study designed to rapidly demonstrate proof of concept
- **Phase 2 initiation expected in 2024**

Figure 56. Planned Phase 2 study schema of REC-3964 for prevention of rCDI. Phase 2 open-label, multicenter clinical study to assess the safety, tolerability, PK, and efficacy of REC-3964 at two dose levels. Enrollment criteria include (1) High risk for rCDI; (2) C. difficile associated diarrhea with confirmation of toxin positivity (3) No fulminant CDI; (4) No history of chronic diarrheal illness due to other causes. The primary endpoints are safety, tolerability, and efficacy as determined by the rate of reduction of rCDI after initial clinical cure with vancomycin.

Competitors

There are a number of approved drugs for the treatment and prevention of C. difficile infection.

•Antibiotics are the main treatment for C. difficile infection with vancomycin and fidaxomicin as the two most commonly prescribed. Metronidazole may also be prescribed for severe cases. However, the efficacy of antibiotic therapy decreases with each recurrence.

•Bezlotoxumab is a human monoclonal antibody against C. difficile toxin B approved for reducing CDI recurrence in patients receiving antibiotics who are at high-risk for CDI recurrence.

•Stool derived microbiome products are used to prevent recurrent C. difficile infection with RBX2660 and SER-109 approved for this indication, following antibiotic treatment for recurrent CDI.

There are currently 2 active programs in clinical development for the prevention of recurrent C. difficile infection.

•VE303, an oral microbiome therapeutic from Vedanta Biosciences, is being studied in a Phase 3 trial in patients with ≥ 1 prior occurrence of CDI, including a high-risk for recurrence population.

•LMN-201, an oral biologic from Lumen Bioscience, is being studied in a Phase 2 trial in patients newly diagnosed with CDI planning to receive antibiotic treatment.

To our knowledge, REC-3964 is the first orally bioavailable, non-antibiotic, C. difficile toxin inhibitor that selectively targets bacterial toxin while sparing the host.

Selected Preclinical Programs

•Novel CDK12-adjacent target, RBM39, for the potential treatment of HR-proficient ovarian cancers and other Solid Tumors (previously identified as Target Gamma).

•Potential first-in-class novel chemical entity for the treatment of an undisclosed indication in Fibrosis (Target Epsilon)

HR-Proficient Ovarian Cancers and other Solid Tumors (Previously Identified as Target Gamma)

Using inferential search, we identified compounds that inhibit RBM39 and phenocopy the loss of CDK12, but not CDK13. We further optimized these molecules to generate lead candidates with oral bioavailability capable of single agent activity in homologous recombination proficient (HR-proficient) ovarian cancers and other solid tumors. There are approximately 200,000 drug-treatable patients per year in the US and EU5 whose tumors lack mutations in the homologous recombination repair (HRR) pathway and who have progressed on frontline therapies. While PARP inhibitors have significantly improved outcomes for patients with HR-deficient cancers, patients with HR-proficient tumors have poorer prognosis and unfavorable outcomes. We expect to submit an IND for this program in H2 2024.

Disease Overview

Mutations in DNA repair pathways and genomic instability are a fundamental hallmark of cancer. Large-scale genomic datasets highlight cancers such as ovarian, breast, prostate, pancreatic, non-small cell lung, and small-cell lung cancers harboring molecular alterations within the DDR repair network. Cancers with genetic alterations in the DDR pathway such as homologous recombination (HR) can often be treated with DDR inhibitors, such as PARP inhibitors. However, patients with HR-proficient tumors do not derive significant clinical benefit from PARP inhibitors. Accordingly, there is a high unmet need for developing therapeutics that can regulate DNA repair mechanisms for the treatment of HR-proficient cancers, including ovarian cancer.

Insight from Recursion OS

Reports suggest that genetic or pharmacologic depletion of CDK12 can reduce the expression of several genes involved in the homologous recombination repair pathway such as BRCA1 and BRCA2, inducing a BRCA-like phenotype and DDR response. Thus, CDK12 has received considerable interest as a therapeutic target and tumor biomarker for HR-proficient cancers. Despite reports of functional redundancy, we observed that the genetic knockout of CDK12 could be clearly distinguished phenotypically from that of CDK13. Using map-based inference to characterize and relate cellular phenotypes, we identified RBM39 as an alternative target that selectively mimics CDK12 loss, but not CDK13, providing a novel approach for targeting CDK12 biology while circumventing any toxicities that may arise due to CDK13. We subsequently discovered REC-1170204 as an RBM39 molecular glue degrader that closely mimics the phenotypic loss of CDK12 and RBM39, but not CDK13. Functionally, REC-1170204 treatment globally impacts the expression of many DDR genes but does so in a CDK12 independent manner.

Figure 57: Inferred map relationships between CDK12, CDK13, RBM39 and REC-1170204. Map representation demonstrating a high degree of phenotypic similarity between CDK12, RBM39 and multiple concentrations of REC-1170204. CDK13 shows little or no functional similarity to CDK12, RBM39 or any concentration of REC-1170204.

Product Concept

We aim to discover and develop novel, orally bioavailable, small molecules that drive de novo sensitivity in HR-proficient tumors. While the biological and clinical evidence supporting CDK12 as a therapeutic target is promising, the high homology of CDKs makes targeting a single homolog difficult and prone to off-target toxicity. Mimicking the effects of CDK12 inhibition via alternative novel targets could be a route to treating HR-proficient tumors. We intend to position our lead candidate as a single agent for the potential treatment of HR-proficient ovarian cancers and other HR-proficient solid tumors.

Preclinical

In vivo efficacy studies evaluated REC-1170204 as a single agent and in combination with niraparib in OV0273, an ovarian BRCA proficient patient derived xenograft (PDX) model. We observed statistically significant responses in both single agent REC-1170204 and combination versus either niraparib or vehicle arms. REC-1170204 also demonstrated a significant survival benefit as a monotherapy, or in combination with niraparib at >30 days post final dose. As a result of our strategic collaboration with Tempus, we are leveraging genomic data across all tumor types to identify clinical biomarkers for patient expansion. We are advancing our lead candidate through IND-enabling studies with IND submission expected in H2 2024.

Figure 58. REC-1170204 ± niraparib inhibits tumor growth in the OV0273 PDX mouse model. In the OV0273 PDX model, mice were treated with a representative lead molecule REC-1170204 (100 mg/kg, BID, PO) ± niraparib (40 mg/kg, QD, PO) for 28 days. Single agent REC-1170204 or in combination with niraparib resulted in a statistically significant response vs either niraparib or vehicle arms, where the reduction in tumor volume is plotted using a logarithmic scale (y-axis). In addition, there was a statistically significant improvement in survival > 30 days post final dose. *p<0.05, ** p<0.01, **** p<0.0001.

Undisclosed Indication in Fibrosis – Target Epsilon

Phenotypic screening of human PBMCs was used to identify novel and structurally diverse small molecules that reverse the phenotypic features of disease-state fibrocyte cells into those of healthy-state cells. The power of the Recursion OS revealed a relationship between the small molecule hits and a novel target that could impact fibrotic diseases. The most promising hit compounds were confirmed as potent inhibitors of this novel target (Target Epsilon) in validation experiments. Optimized hit compounds were found to be effective in an in vivo mouse model of fibrosis. This program is now entering IND-enabling studies.

Disease Overview

Fibrotic diseases carry a high, mostly unmet clinical need and can afflict all major organs. Patients across fibrotic disease indications may benefit from the modulation of common pathways and cells involved in driving pathogenesis of fibrosis. Immune cells, particularly monocyte-derived cell populations including fibrocytes closely associated with collagen producing myofibroblasts, can drive a fibrotic response exceeding what is necessary for injury repair. Monocyte-derived cells produce growth factors that promote the continued activation of mesenchymal populations. Molecules that modulate this immuno-mesenchymal interface may enable a shift towards a pro-resolution and tissue repair response. Despite the important role these cell types play in fibrotic processes there are no current therapies to effectively target the accumulation and differentiation of these pathogenic cell populations. With limited treatment options, two approved anti-fibrotics, patients need greater therapeutic efficacy to address this burden.

Insight from Recursion OS

With the critical role that monocyte-derived immune cells play in fibrotic disease, we developed a phenotypic screening assay from hPBMC-derived fibrocytes that could capture key features of disease in this important cell type. Human recombinant pentraxin-2 (PTX-2) is a constitutive, anti-inflammatory, innate immune plasma protein whose circulating level is decreased in chronic human fibrotic diseases. PTX-2 has an impact on monocyte differentiation to fibrocytes and macrophage polarization state, which elicit tissue repair and reduce fibrosis. Leveraging Recursion’s phenotypic screening platform, we identified multiple structurally diverse and novel small molecules that were able to phenotypically mimic the morphological effects of PTX-2 on hPBMC-derived fibrocytes and macrophages. The hPBMC-fibrocyte reversal assay was also leveraged for optimization of the identified compounds. Using inferential search of Recursion’s HUVEC phenomap, we identified a putative binding target (Epsilon) for the small molecules which was later confirmed through biochemical binding assays with the isolated protein. The identified target represents a novel approach to modulating immuno-mesenchymal cell populations in fibrosis.

Figure 59: Phenotypic screening assay. Differentiation of human PBMCs into fibrocytes can be reversed by Pentraxin-2, a tissue repair protein, to mimic a healthy state. Small molecules are identified which rescue disease state to healthy state.

Figure 60: Target and compound identification and validation related to Target Epsilon. (1) Disease Score of 1.0 reflects “disease state” while disease score of 0.0 reflects “healthy state”; (2) cosine similarity between REC-1169575 and genetic knockout of Epsilon is the cosine of the angle between the two vectors in high-dimensional space. Values near 1.0 suggest the angle between perturbations is near 0° and is interpreted as directionally phenosimilar; and (3) Target Epsilon NanoBRET assay.

Product Concept

We aim to discover and develop an orally bioavailable immuno-mesenchymal modulator offering a novel mechanism of action designed to treat fibro-inflammatory diseases. We are targeting a small molecule with single agent efficacy that reverses fibrosis by modulating fibrocytes, fibrotic macrophages, and adaptive immune cells. Discovered using Recursion’s phenomics platform, our lead molecule has shown promise in both in vitro and in vivo models of fibrosis, suggesting that it might restore immuno-mesenchymal homeostasis and tissue integrity by targeting immune and mesenchymal cell populations. It exhibits a unique profile with immunomodulatory effects on multiple cell types and shows anti-fibrotic effects, with the possibility of differentiating from current treatment options.

Preclinical

We identified multiple structurally distinct small molecules capable of imparting the desired phenotypic rescue of the fibrocyte disease model. REC-1169575, a representative lead molecule, is a potent compound with an EC50 of 0.40 µM in the fibrocyte reversal assay and an IC50 of 12nM at target Epsilon. In digital tolerability, REC-1169575 was well-tolerated in C57BL/6 mice at all doses (30, 200, and 300 mg/kg/day, PO x 6 days). REC-1169575 did not significantly affect the body weight, breathing rate, motion, or body temperature of the mice. In a rodent in vivo efficacy model of fibrosis, REC-1169575 significantly reduced collagen, an important histological marker of fibrosis.

Figure 61: REC-1169575 reduces collagen in a mouse model of fibrosis. There was a statistically significant reduction in collagen ratio, a marker of fibrosis, in both our representative lead molecule REC-1169575 (50 mg/kg BID, PO) and a control molecule known to inhibit fibrosis, SB525334, a selective inhibitor of TGF-beta receptor type 1 compared to fibrosis-induced vehicle treated mice. *p<0.05 (Kruskal-Wallis test)

Therapeutics Partnerships

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

Roche & Genentech Collaboration and License Agreement

On December 5, 2021, we entered into a Collaboration and License Agreement with Genentech, Inc. and F. Hoffmann-La Roche Ltd, pursuant to which we will construct, using our imaging technology and proprietary machine learning algorithms, unique maps of the inferred relationships amongst perturbation phenotypes in a given cellular context and together with Roche and Genentech will create multimodal models and maps to further expand and refine such inferred relationships, in both cases with the goal to discover and develop therapeutic small molecule programs in a gastrointestinal cancer indication and in key areas of neuroscience.

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

Collaboration Programs and Roche Options. Roche and Recursion will collaborate to select certain novel inferences with respect to small molecules or targets generated from the phenomaps for further validation and optimization as collaboration programs. Roche and Recursion may also combine sequencing datasets from Roche with Recursion’s phenomaps and collaborate to generate new algorithms to produce multimodal maps from which additional collaboration programs may be initiated. For every collaboration program that successfully identifies potential therapeutic small molecules or validates a target, Roche will have an option to obtain an exclusive license to develop and commercialize such potential therapeutic small molecules or to exploit such target in the applicable Exclusive Field. In October 2023, Roche exercised its Small Molecule Validated Hit Option to further advance our first partnership program in GI-oncology.

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

Figure 62. Under our collaboration with Roche & Genentech, we are creating multimodal maps of cellular biology to elucidate novel targets and starting points.

Bayer AG Amended and Restated Research Collaboration and Option Agreement

On August 28, 2020, Recursion and Bayer entered into a Research Collaboration and Option Agreement, which was subsequently expanded on December 1, 2021, for research and collaboration on a certain number of projects related to fibrosis. On November 8, 2023, the parties amended and restated the original Bayer Agreement to re-align the collaboration with Bayer’s strategic shift in focus to oncology. As a result, the parties wound down their joint work in fibrosis and the exclusivities with respect to the field of fibrosis were terminated.

Under the Restated Agreement, Recursion will collaborate with Bayer for the remainder of the five-year period under the original Agreement (extendable by up to 2 years to enable completion of certain research activities), to initiate up to seven programs in oncology. During certain agreed time periods within the collaboration term, Recursion is prohibited from conducting certain research and development activities with respect to certain identified genes of relevance in oncology outside of the collaboration, either by itself or together with third parties. However, Recursion may continue research and development activities for any such identified genes that it has initiated prior to the date of identification of such gene.

Under each oncology project, Recursion will work with Bayer to identify potential lead candidates for development. Under the Restated Agreement, Bayer has the first option to license potential candidates; each such license could potentially result in option exercise fees and development and commercial milestones paid to Recursion with an aggregate value of up to approximately $210.0 million for one license and up to approximately $1.5 billion if each program is licensed, as well as tiered royalties for each such license, ranging from low- to mid-single digit percentages of sales, depending on commercial success. Royalty periods for each license are on a country-by-country basis, and the duration of each such period is tied to the duration of patent or regulatory exclusivity in each country (with a minimum term of 10 years each).

If Bayer does not exercise its option with respect to a lead candidate or otherwise discontinues a project prior to completion, within a specified period of time, Recursion may exercise an option to negotiate with Bayer in good faith to obtain an exclusive license under Bayer’s interest in any lead series developed pursuant to the project and backup compounds related thereto, as well as a non-exclusive license under Bayer’s background intellectual property necessary for Recursion’s use of the project results related to such compounds.

Bayer may terminate the collaboration at any time without cause. Either party may terminate the agreement for a material breach by the other party. The term of each license agreement continues on a product-by-product and country-by-country basis until the later of (a) the expiration of the last to expire valid claim of the licensed patents covering such product in such country, (b) the expiration of any applicable regulatory exclusivity period for such product in such country and (c) ten years after the first commercial sale of such product in such country. Bayer may terminate each such license agreement at any time without cause. Either party may terminate each such license agreement for the other party’s uncured material breach.

Technology Partnerships

While we focus on the generation and utilization of the Recursion Data Universe to maximize our pipeline and partnership value-drivers, we are exploring ways to make small, select data layers and foundation models externally available to drive additional value and technology and data collaborations that strengthen our platform. Large datasets generated for training AI models are rare and valuable, especially with respect to biology and chemistry, where most data generated is siloed and not relatable across experimental contexts. The Recursion OS has generated, and continues to generate, highly relatable and reliable datasets used to train foundation models. Our collaborations with NVIDIA, Tempus and Enamine highlight how data, foundation models and compute are integral value drivers in the TechBio space and for Recursion.

NVIDIA

In July 2023, we entered a strategic collaboration with NVIDIA to accelerate the development of our groundbreaking AI foundation models for biology and chemistry using our supercomputer, BioHive-1, and priority access on NVIDIA DGX™ Cloud. We intend to optimize and distribute these models for internal use in addition to possible commercial license or release on BioNeMo, NVIDIA’s cloud service for generative AI in drug discovery. During the JP Morgan

Healthcare Conference in 2024 we released, with NVIDIA, Phenom-Beta on the BioNeMo platform. Phenom-Beta is a smaller, yet still powerful, version of the Phenom-1 model discussed above. In November 2023, we committed to working with NVIDIA to expand BioHive-1, increasing the computational capacity by over 4X. We project that upon completion and benchmarking, BioHive-1 will be in the top 50 most powerful supercomputers in the world across any industry (according to the TOP500 list) and will be the most powerful supercomputer owned and operated by any biopharma company.

Tempus

In November 2023, we entered a collaboration with Tempus to gain preferred access to one of the world’s largest proprietary, de-identified, patient-centric oncology datasets, spanning DNA, RNA, health records and more to support the discovery of potential biomarker-enriched therapeutics at scale through the training of causal AI models. By combining the forward genetics approach of Tempus with the reverse genetics approach at Recursion, we believe we have an opportunity to improve the speed, precision, and scale of therapeutic development in oncology.

Enamine

In December 2023, we entered a collaboration with Enamine to generate and design enriched compound libraries for the global drug discovery industry. By leveraging Recursion’s MatchMaker, an AI model, to identify compounds in the Enamine REAL Space predicted to bind to high-value targets, we believe we can generate more powerful compound libraries for drug discovery purposes. Enamine may offer the resulting libraries to customers for purchase and will co-brand any libraries under both the Enamine and Recursion’s MatchMaker trademarks. This collaboration is an example of how select data layers can drive value in novel ways.

People and Culture

Essential to leading and defining TechBio is our team of over 500 Recursionauts, balanced between life scientists such as chemists and biologists (approximately 35% of employees) and computational and technical experts such as data scientists and software engineers (approximately 40% of employees). This kind of functional balance intentionally stands in contrast to traditional biotechnology companies. Together our team creates an environment where empirical data, statistical rigor and creative thinking is brought to bear on the problems we address. While we are united in a common mission, Decoding Biology to Radically Improve Lives, our strength lies in our differences: expertise, gender, race, disciplines, experience and perspectives. Deliberately building and cultivating this culture is critical to achieving our audacious goals.

Life Sciences
Technology
Strategic Operations
Chemistry, 7%
Engineering, 14%
Translation & Development, 11%
Automated Platform, 9%
Biology, 17%
Data Science, 12%
Other, 1%
Administration & Strategy, 5%
New Technologies, 9%
People, 3%
Operations, 12%

Figure 63. Breakdown of Recursion’s over 500 employees across life sciences, technology and strategic operations.

One of the most critical elements supporting Recursion’s leadership in TechBio is what we call the Recursion Mindset – a deep belief and commitment to industrialization through automation, systems-thinking, algorithms and data to deliver our mission. Broadly at the company we apply this mindset to eliminate toil and inefficiency creating space for our creative energy to be pointed at Recursion’s hardest problems. The Recursion Mindset is made manifest through our Founding Principles and supported by our Culture and Values. Our Founding Principles are the guideposts to our approach to technical and scientific decision-making. Our Values are the core behaviors that define our Culture and are the simplest definition of how we will achieve our mission. Combined they are the shape of our culture and guide us to reimagine how medicines are made on the path to delivering our mission.

Figure 64. Recursion’s Founding Principles. These six founding principles differentiate our approach from nearly every other biopharma company, enable us to lead TechBio and form the foundation for a mindset we teach and enrich for at Recursion.

we
care

we
learn

we
deliver

we act
boldly with
integrity

we are one
Recursion

Figure 65. Recursion’s Values. These five values support our founding principles and guide our culture at Recursion.

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

Employee Recruitment, Development and Training

We take a design-thinking approach to building the employee experience at Recursion. It is a fit-for-purpose system that finds, grows and retains top talent to deliver our mission. Our people are mission-driven, humble, bright, generous of spirit and constructively dissatisfied with the status quo. We employ a targeted approach to identify, attract and hire diverse employees across highly technical scientific disciplines including: biology, chemistry, data science, machine learning, engineering, robotics, clinical development and more. We seek people that are a fit for our commitment to industrialization as defined by our Recursion Mindset, which is manifested in our Founding Principles and Values.

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

Facilities

Headquarters

Our United States headquarters is in downtown Salt Lake City, Utah where we lease 105,419 square feet of office and laboratory space. The lease for this space expires in May 2028. In November 2022, we expanded into 103,634 square feet of office and laboratory space adjacent to our headquarters under a lease that expires in May 2032. Our modern headquarters is a draw for local, national and international talent.

Recursion

HAMILTON

HAMILTON
KIMTECH
KIMTECH
KIMTECH

Figure 66. Our headquarters is centrally located in downtown Salt Lake City, Utah. We are a proud founding member of BioHive, the branding effort of the life science hub of Utah. Working with state and local government, we are helping to create a burgeoning life science ecosystem around a downtown cluster of companies centered around our headquarters.

Satellite Offices and Facilities

Toronto and Montréal. In June 2023, we celebrated the opening of our 28,110 square foot Toronto site, which serves as the headquarters for Recursion Canada. The lease for this space expires in November 2032. The new site represents Recursion’s significant growth in Canada and our continued investment in the local economy. Following the acquisition of Cyclica, we consolidated our Toronto based teams into our new headquarters. In addition to our Recursion Canada headquarters we have a site in Montréal that houses our semi-autonomous artificial intelligence research engine, Valence Labs, which is located in the world-renowned artificial intelligence and machine learning hub MILA.

Figure 67. Recursion’s satellite offices and facilities. Left panel: Mila, the Quebec Artificial Intelligence Institute, is recognized worldwide for its major contributions to AI. Right panel: Government and biotech leaders celebrate the opening of our Toronto office, home to Recursion’s Canadian headquarters and our largest site outside of our global headquarters in Salt Lake City, Utah. This site, along with the Mila Montreal office, serves as multidisciplinary hubs across data science and machine learning.

Digital Vivarium. We lease a property that serves as a rodent vivarium. This lease expires in May 2028. We use this facility to conduct drug-discovery enabling pharmacokinetic, pharmacodynamic and exploratory safety studies. The facility is equipped with proprietary, digitally enabled cage technology.

Corporate Social Responsibility

We believe that to achieve our mission, we must act like the company we aim to be, which means we must be a good corporate citizen. In recognition of our commitment to excellence in environmental, social and governance stewardship, Recursion received a Prime Rating in 2023 for ESG performance from Institutional Shareholder Services (ISS). The ISS ESG Corporate Rating provides an assessment of a company's environmental, social and governance activity. A Prime Rating is awarded to companies with ESG performance above a sector-specific threshold and is defined by ISS as "absolute best in class". Additionally, as of January 2024, Recursion was ranked 16 out of over 900 companies (approximately top 2%) in the pharmaceutical category by Morningstar Sustainalytics20 which gives an in-depth analysis of a company’s ESG performance and compares it to industry peers. This ranking places Recursion in Sustainalytics’ 2024 Top-Rated ESG Companies List.

To date, we have focused our community efforts in areas of impact that are aligned with our Values and our strengths, including: (i) diversity, equity and inclusion in technology and biotechnology (e.g., in 2020 the Recursion Foundation launched Altitude Lab, a life science incubator and accelerator for diverse health care entrepreneurs); (ii) the growth and sustainability of our local life science and technology ecosystems (e.g., Recursion is a founding member of BioHive, a Utah life science collective); and (iii) the promotion of sustainable environmental practices (e.g., Recursion aims to achieve net-zero greenhouse gas emissions across our operations by the year 2030). We believe that through these principles of community engagement, we can extend our mission of radically improving lives to those in our communities.

Read more about how we are delivering on that belief in Recursion’s Environmental, Social and Governance Report.

20 Copyright © 2023 Morningstar Sustainalytics. All rights reserved. This section contains information developed by Sustainalytics (www.sustainalytics.com). Such information and data are proprietary of Sustainalytics and/or its third-party suppliers (Third Party Data) and are provided for informational purposes only. They do not constitute an endorsement of any product or project, nor an investment advice and are not warranted to be complete, timely, accurate or suitable for a particular purpose. Their use is subject to conditions available at https://www.sustainalytics.com/legal-disclaimers

Commercialization

We may retain significant development and commercial rights to some of our drug candidates. If marketing approval is obtained, we may commercialize our drug candidates on our own, or potentially with a partner, in the United States and other geographies. We currently have no sales, marketing, or commercial product distribution capabilities. Decisions to create this infrastructure and capability will be made following further advancement of our drug candidates and based on our assessment of our ability to build the necessary capabilities and infrastructure with competitive advantage. Clinical data, the size of the addressable patient population, the size of the commercial infrastructure, manufacturing needs and major trends as to how value is accrued in the industry may all influence or alter our commercialization plans.

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

Strategic Agreements

To achieve our mission, we may partner with leading biotechnology companies, pharmaceutical companies and academic research institutions to access datasets, molecules, or other intellectual property.

Tempus Master Agreement

On November 3, 2023, Recursion Pharmaceuticals, Inc., or the Company, and Tempus Labs, Inc., or Tempus entered into a Master Agreement, or the Tempus Agreement pursuant to which Tempus may provide certain services and deliverables to the Company and/or license certain data to the Company. The term of the Tempus Agreement is five years from the effective date of the Tempus Agreement, or the Term.

Under the terms of the Tempus Agreement, the Company is granted a limited right to access Tempus’s proprietary database of de-identified clinical and molecular data for certain therapeutic product development purposes, including to develop, train, improve, modify, and create derivative works of the Company’s machine learning/artificial intelligence models for the purposes of therapeutic product development. The Company is permitted to download a maximum number of de-identified records at any one time, subject to an aggregate cap in the total unique records that can be downloaded over the course of the Term, and to retain each downloaded record for a period of 180 days from the date of download. After such 180-day period, The Company may elect to license such downloaded records for a longer period subject to additional terms and the payment of additional fees.

In exchange for these rights, the Company will pay Tempus an initial license fee in an amount equal to $22.0 million, or the Initial License Fee and annual license fees during the Term ranging between $22.0 million and $42.0 million, which, together with the Initial License Fee, totals up to $160.0 million over the Term, subject to the Company’s early termination, which may be triggered only following the third anniversary of the Master Agreement’s effective date, and payment by the Company of an early termination fee (as further discussed below). The Initial License Fee and each annual license fee shall be payable at the Company’s option either in the form of (x) cash, (y) shares of Class A Common Stock of the Company or (z) a combination of cash and shares of Class A Common Stock in such proportion as is determined by the Company in its sole discretion; provided that (a) the aggregate number of shares of Class A Common Stock that the Company may issue in connection with all payments under this Agreement shall not exceed 19.9% of the aggregate total of shares of Class A Common Stock and the Company’s Class B Common Stock outstanding on November 2, 2023 or the date immediately preceding the date of any shares of Class A Common Stock issued pursuant to the Tempus Agreement, whichever is less (the “Share Maximum”).

In the event that all or any portion of the Initial License Fee or any annual license fee is payable in the form of shares of Class A Common Stock, the Company shall, subject to the Share Maximum, issue to Tempus a number of shares of Class A Common Stock equal to (1) the amount of such fee divided by (2) the volume weighted average price of Class A Common Stock for the seven trading day period ending on the trading day immediately preceding (and including) the date that is five business days before the date on which such fee is paid (any shares so issued, the “Tempus Shares”).

The Company has agreed to use commercially reasonable efforts to prepare and file a registration statement (or a prospectus supplement to an effective registration statement on Form S-3ASR that will become automatically effective upon filing with the SEC pursuant to Rule 462(e)) with the Securities and Exchange Commission as soon as practicable but in no event later than 30 days after each issuance of Tempus Shares under the Tempus Agreement, and to use its commercially reasonable efforts to have the registration statement declared effective as promptly as possible but in any event within 30 days following initially filing (or up to 90 days in the event of full SEC review). After such registration, the Company has agreed to use commercially reasonable efforts to keep such registration statement effective until such date that all Tempus Shares covered by such registration statement have been sold thereunder or may be sold without restriction or volume limitation under Rule 144 as promulgated by the SEC under the Securities Act of 1933, as amended.

The Tempus Agreement also grants the Company the right to access and use Tempus’ LENS software that permits the viewing and analysis of clinical, molecular, and other health data maintained by Tempus. Company will pay Tempus a six-figure annual license fee for the duration of the Term for the use of such software.

In addition to mutual rights to terminate for an uncured breach of the Tempus Agreement, the Company may terminate the Tempus Agreement for convenience after three years upon 90 days prior notice, subject to payment by the Company of an early termination fee equal to (a) an amount per unique record that Company has downloaded prior to termination less (b) the sum of any annual license fees paid prior to termination, which could result in early payment of the aggregate annual license fees contemplated by the Tempus Agreement to the extent all records made available under the Tempus Agreement have been downloaded.

Either party may assign its rights under the Tempus Agreement subject to limited restrictions, but the Company may not assign the Tempus Agreement without Tempus’s consent if the proposed assignee is a large pharmaceutical company.

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

Target Epsilon: Bayer License Agreement

In December 2023, we entered into a License Agreement with Bayer, the Bayer License Agreement, pursuant to which we obtained (a) an assignment of certain compounds, know-how and inventions related primarily to fibrosis, and (b) an exclusive, sublicensable and royalty-bearing license under certain project know-how related to fibrosis to research, develop, manufacture and commercialize products as independent research tools in all fields worldwide, subject to a non-exclusive, royalty-free license back to Bayer to use such licensed project know-how solely for internal research and development purposes.

We are required to use commercially reasonable efforts to develop and commercialize at least one product in one of the following countries: (a) the US, (b) Japan, or (c) a country of the European Union.

Under the Bayer License Agreement, we are obligated to pay Bayer milestone amounts totaling up to approximately $34 million upon achievement of specified development, regulatory and sales milestones. In addition, we are obligated to pay Bayer low single-digit royalties based on net sales of products containing certain compounds by us, our affiliates, or sublicensees, subject to specified reductions. Our obligation to pay royalties continues on a product-by-product and country-by-country basis until the latest of: (a) expiration of the last to expire patent filed by us, our affiliates or sublicensees that covers the product, and (b) ten years after the first commercial sale of the product in such country. As of the date of this filing, we have not made any milestone or royalty payments to Bayer.

Each party has the right to terminate the license agreement for the other party’s material uncured breach. In addition, we may terminate the agreement without cause. Upon termination by us without cause or by Bayer for our breach, Bayer would have the right to use, practice, develop and exploit (including the right to sublicense) certain assigned know-how solely for Bayer’s internal research and development purposes.

Competition

Our efforts to date have resulted in several clinical-stage programs, an expansive pipeline of differentiated programs in early discovery and preclinical development, several partnerships with large pharma and technology companies, as well as an intellectual property portfolio comprising patents, trademarks, software and trade secrets. We believe that our differentiated approach provides us with a significant competitive advantage. We are a hybrid company, competing within multiple categories of the pharmaceutical, biotechnology, and technology industries where companies are similarly working to integrate rapidly advancing technologies into their drug discovery and development activities and/or are creating scalable scientific platforms. Notable competitors include:

•TechBio Companies. Such companies apply computational tools to unlock novel insights or accelerate drug discovery and development across different points in the value chain. Representative examples include Relay Therapeutics, Exscientia, Isomorphic Labs, Schrodinger, and AbCellera.

•Scalable Platform Companies. Such companies are applying novel scientific approaches or engineering novel therapeutic modalities with the potential to seed large numbers of therapeutic candidates. These companies may compete directly with our pipeline of predominantly small molecule therapeutics. Representative companies include Moderna, BioNTech, and Roivant Sciences.

•Traditional Biopharma Companies. Such companies, while primarily engaged in late-stage clinical development and product commercialization, are increasingly making their own investments in the application of ML and advanced computational tools across the drug discovery and development value chain. Such investments may include partnerships with other biotechnology companies (including Recursion) from which we may benefit. Representative companies include Janssen (a subsidiary of Johnson & Johnson), Merck, and Pfizer.

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

Our commercial success depends in part on our ability to obtain, maintain, enforce and defend intellectual property rights owned or licensed by us that are directed to our current and future drug product candidates and methods of their use, drug development and product development technologies, and know how, without infringing, misappropriating or otherwise violating the intellectual property and proprietary rights of others, and to prevent others from infringing, misappropriating or otherwise violating our intellectual property and proprietary rights. We seek to protect our proprietary position by, among other methods, filing or licensing U.S. and foreign patents and patent applications related to our proprietary technology, inventions and improvements that are important to the development and implementation of our business. We also rely on trademarks, trade secrets, know-how, continuing technological innovation and potential in-licensing opportunities to develop and maintain our proprietary position.

As for our current and future drug product candidates that we are developing and seeking to commercialize, we have and will continue to pursue composition of matter and therapeutic method of use patents, dosage formulation patents, therapeutic use patents on novel indications, and other relevant aspects of our current or future drug product candidates, where available. In addition, we have and will continue to pursue patents with respect to our proprietary drug discovery platform and drug development technologies. We may also continue to seek patent protection, either alone or jointly with our collaborators, as our collaboration agreements may dictate.

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

Patents

As of February 2024, we currently own or license at least 300 patents or patent applications worldwide, including over 170 issued patents or allowed patent applications in the US and other strategic markets, covering all aspects of our business, including Platform IP and Program IP.

•Platform IP: Approximately one-third of the patents and patent applications that we own or license worldwide relate to the Recursion platform, including patents and applications related to the Recursion OS IP, as well as many other inventions related to cell perturbations, gene editing, drug discovery, drug development and hardware solutions. Through our acquisition of Cyclica Inc., we obtained approximately 4 patent families related to drug discovery. We also pursue a strategy of seeking patent protection on smaller discrete inventions throughout the breadth of our pipeline, ranging from experiment design, operations within our labs, data collection and analysis (including deep learning insights).

•Recursion Program IP: A breakdown of our Program IP portfolio is below:

▪REC-2282: We exclusively license OSIF’s interest in patents and patent applications related to REC-2282 from OSIF; these patents and patent applications relate to composition of matter and methods of use for REC-2282. Currently, we expect our licensed issued patents related to REC-2282 to generally expire between 2024 and 2035, excluding any patent term extension, or other mechanisms for effecting patent term, and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fee. With respect to NF-2, orphan drug exclusivity in the U.S. would run seven years from marketing authorization.

▪REC-994: We exclusively license UURF’s interest in patents and patent applications related to use of REC-994 for treatment or prevention of CCM from UURF. Currently, we expect our licensed issued patents related to REC-994 to generally expire in 2035, excluding any patent term extension, or other mechanisms for effecting patent term, and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fee. With respect to CCM, orphan drug exclusivity in the U.S. would run seven years from marketing authorization.

▪REC-4881: We own patent applications, or exclusively license Takeda’s interest in patents and patent applications from Takeda, related to composition of matter and methods of use for REC-4881. Currently, we expect our licensed issued patents related to REC-4881 to generally expire in 2029, excluding any patent term extension, or other mechanisms for effecting patent term, and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fee. With respect to FAP, orphan drug exclusivity in the U.S. would run seven years from marketing authorization.

▪REC-3964: We own patent applications, including an allowed US patent application, related to the composition of matter and methods of use of REC-3964. Upon issuance, we expect our patents resulting from these patent applications will expire no earlier than 2042, excluding any patent term adjustment or patent term extension, or other mechanisms for effecting patent term, and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fee.

The patent positions of companies like ours are generally uncertain and involve complex legal and factual questions. No consistent policy regarding the scope of claims allowable in patents in the field of biotechnology has emerged in the United States and in Europe, among other countries. Changes in the patent laws and rules, either by legislation, judicial decisions, or regulatory interpretation in other countries may diminish our ability to protect our inventions and enforce our intellectual property rights, and more generally could affect the value of our intellectual property. In particular, our ability to stop third parties from making, using, selling, offering to sell, importing, or otherwise commercializing any of our patented inventions, either directly or indirectly, will depend in part on our success in obtaining, defending and enforcing patent claims that cover our technology, inventions and improvements. With respect to both licensed and company-owned intellectual property, we cannot be sure that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications filed by us in the future, nor can we be sure that any of our existing patents or any patents that may be granted to us in the future will be commercially useful in protecting our platform and drug candidates and the methods used to manufacture them. Moreover, our issued patents and those that may issue in the future may not guarantee us the right to practice our technology in relation to the commercialization of our drug product candidates. The area of patent and other intellectual property rights in biotechnology is an evolving one with many risks and uncertainties, which may prevent us from commercializing our drug candidates and future drug candidates and practicing our proprietary technology.

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

Our commercial success will also depend in part on not infringing upon the intellectual property and proprietary rights of third parties. It is uncertain whether the issuance of any third-party patent would require us to alter our development or commercial strategies for our products or processes or to obtain licenses or cease certain activities. Our breach of any license agreements or failure to obtain a license to proprietary rights that we may require to develop or commercialize our future products may have an adverse impact on us. If third parties prepare and file patent applications in the United States that also claim technology to which we have rights, we may have to participate in interference or derivation proceedings in the USPTO to determine priority of invention. For more information, please see “Risk Factors—Risks Related to Our Intellectual Property.”

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

The term of individual patents depends upon the legal term of the patents in the countries in which they are obtained. In most countries in which we file, the patent term is 20 years from the earliest date of filing a nonprovisional patent application related to the patent. However, the actual protection afforded by a patent varies on a product-by-product basis, from country to country, and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory-related extensions, the availability of legal remedies in a particular country, and the validity and enforceability of the patent. A U.S. patent also may be accorded patent term adjustment, or PTA, under certain circumstances to compensate for delays in obtaining the patent from the USPTO. In some instances, such a PTA may result in a U.S. patent term extending beyond 20 years from the earliest date of filing a non-provisional patent application related to the U.S. patent. In addition, in the United States, the term of a U.S. patent that covers an FDA-approved drug may also be eligible for patent term extension (PTE), which permits patent term restoration as compensation for the patent term lost during the FDA regulatory review process. However, with respect to patent term extensions granted as a result of the FDA regulatory review period, the restoration period cannot be longer than five years, the total patent term including the restoration period must not exceed 14 years following FDA approval, only one patent applicable to each regulatory review period may be extended and only those issued claims covering the approved drug or a method for using it may be extended. We may not receive an extension if we fail to exercise due diligence during the testing phase or regulatory review process, fail to apply within applicable deadlines, fail to apply prior to expiration of relevant patents or otherwise fail to satisfy applicable requirements. Moreover, the length of the extension could be less than we request. There can be no assurance that we will benefit from any patent term extension or favorable adjustment to the term of any of our patents.

Rapidly evolving patent laws in the United States and elsewhere make it difficult to predict the breadth of claims that may be allowed or enforced in our patents. Moreover, patent offices in general can require that patent applications concerning pharmaceutical and/or biotechnology-related inventions be limited or narrowed substantially to cover only the specific innovations exemplified in the patent application, thereby limiting the scope of protection against competitive challenges. Thus, even if we are able to obtain patents, the patents may be substantially narrower than anticipated.

Our ability to maintain and defend our intellectual property and proprietary position for our drug product candidates, methods of their use, and other proprietary technologies will depend on our success in obtaining effective claims and enforcing those claims once granted. We do not know whether any of the patent applications that we may file or license from third parties will result in the issuance of any patents. The issued patents that we own, may receive in the future, or license from third parties may be challenged, invalidated, held unenforceable, narrowed or circumvented, and the rights granted under any issued patents may not provide us with proprietary protection or competitive advantages against third parties, including our competitors, with similar technology. Furthermore, third parties, including our competitors, may be able to independently develop and commercialize similar drugs or products, or duplicate our technology, business model or strategy without infringing our patents.

Trademarks

As of February 2024, our trademark portfolio comprises more than 70 registered trademarks or active trademark applications worldwide, among which we have issued trademarks in the U.S. for “Recursion” and “Recursion Pharmaceuticals.”

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

U.S. Drug Development

In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act, or FDCA. Drugs also are subject to other federal, state and local statutes and regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations requires the expenditure of substantial time and financial resources. Failure to comply with the applicable United States requirements at any time during the product development process, approval process or post-market may subject an applicant to administrative or judicial sanctions. These sanctions could include, among other actions, the FDA’s refusal to approve pending applications, withdrawal of an approval, a clinical hold, untitled or warning letters, product recalls or market withdrawals, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement and civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on us.

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

We have incurred net losses in each year since our inception. We had an accumulated deficit of $967.6 million as of December 31, 2023. Substantially all of our operating losses have resulted from costs incurred in connection with research and development efforts, including clinical studies, and from general and administrative costs associated with our operations. We expect our operating expenses to significantly increase as we continue to invest in research and development efforts and the commencement and continuation of clinical trials of our existing and future drug candidates. We also continue to incur additional costs associated with operating as a public company. As a result, we expect to continue to incur substantial and increasing operating losses for the foreseeable future. Our prior losses, combined with expected future losses, have had, and will continue to have, an adverse effect on our stockholders’ deficit and working capital. Because of the numerous risks and uncertainties associated with developing pharmaceutical products and new technologies, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

We will need to raise substantial additional funding. If we are unable to raise capital when needed, we would be forced to delay, reduce, or eliminate at least some of our product development programs, business development plans, strategic investments, and potential commercialization efforts, and to possibly cease operations.

Our mission, decoding biology to radically improve lives, is broad, expensive to achieve, and will require substantial additional capital in the future. We have programs throughout the stages of development including clinical, preclinical, late discovery and early discovery. We expect our expenses to increase in connection with our ongoing activities as we continue the research and development of, initiate clinical trials of, and potentially seek marketing approval for, our current drug candidates, and as we add to our pipeline what we believe will be an accelerating number of additional programs. Preclinical and clinical testing is expensive and can take many years, so we will need supplemental funding to complete these undertakings. If our drug candidates are eventually approved by regulators, we will require significant additional funding in order to launch and commercialize our products.

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
•the impact of any business interruptions to our operations or to the operations of our manufacturers, suppliers, or other vendors, including the timing and enrollment of participants in our planned clinical trials, resulting from global supply chain issues or other force majeure events;
•the extent to which we acquire or invest in businesses, products, and technologies;
•the costs of preparing, filing, and prosecuting patent and other applications covering our intellectual property; maintaining, protecting, and enforcing our intellectual property rights; and defending intellectual property-related claims of third parties;
•our headcount growth and associated costs as we expand our business operations and our research and development activities, including into new geographies and through acquisitions;
•the increase in salaries and wages and the extension of benefits required to retain, attract and motivate qualified personnel;
•the increases in costs of components necessary for our business;
•inflation;
•the costs of any commitments to become carbon neutral by 2030 and other environmental, social and governance goals; and
•the costs of operating as a public company.

We historically have financed our operations primarily through private placements of our capital stock, through the net proceeds from our initial public offering and from our “at-the market” offerings under our Open Market Sales Agreement (the “Sales Agreement”) with Jefferies LLC (the “Sales Agent”), that provides for the offering, issuance and sale of up to an aggregate amount of $300.0 million of our Class A common stock from time to time in. We expect that our existing cash position and short-term investments as of the date of this Annual Report on Form 10-K will be sufficient to fund our operating expenses and capital expenditures for at least the next 12 months. However, identifying potential drug candidates and conducting preclinical development testing and clinical trials is a time-consuming, expensive, and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain marketing approval and achieve product sales. In addition, our drug candidates, even if approved, may not achieve commercial success. We do not anticipate that our commercial revenues, if any, will be derived from sales of products for at least several years. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives, and we may need to raise substantial additional funds sooner than expected.

Until such time, if ever, as we can generate substantial revenues, we expect to finance our cash needs potentially through a combination of private and public equity offerings and debt financings, as well as strategic collaborations, partnerships, and licensing arrangements. We do not have any committed external source of funds other than amounts payable by Takeda Pharmaceutical Company Limited (Takeda), by Bayer AG (Bayer) under and by Genentech, Inc. and F. Hoffmann-La Roche Ltd (together, Roche Genentech), under collaboration agreements. Disruptions in the financial markets in general, due to the COVID-19 or other potential pandemics, U.S. debt ceiling and budget deficit concerns, and other geo-political issues such as the Ukraine/Russia conflict, the Israel-Hamas war, and political and trade uncertainties in the greater China region, may make equity and debt financing more difficult to obtain. We cannot be certain that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. If we are unable to raise additional funds through equity or debt financings, or strategic collaborations or similar arrangements, on a timely basis and satisfactory terms, we may be required to significantly curtail, delay, or discontinue one or more of our research and development programs or the future commercialization of any drug candidate, or we may be unable to expand our operations or otherwise capitalize on our business opportunities as desired. Any of these circumstances could materially and adversely affect our business and results of operations and may cause us to cease operations.

Raising additional capital and issuing additional securities may cause dilution to our stockholders, restrict our operations, require us to relinquish rights to our technologies or drug candidates, and divert management’s attention from our core business.

The terms of any financing we obtain may adversely affect the holdings or rights of our stockholders, and the issuance of additional securities, whether equity or debt, or the possibility of such issuance, may cause the market price of our shares to decline. To the extent that we raise additional capital or otherwise issue additional securities through the sale of Class A common stock or securities convertible or exchangeable into Class A common stock, our stockholders’ ownership interests will be diluted.

For example, in October 2022, we issued 15.3 million shares of our Class A common stock for gross proceeds of $150 million and in July 2023, we issued 7.7 million shares of our Class A common stock for gross proceeds of $50 million. Additionally, in August 2023, we entered into the Sales Agreement to provide for the offering, issuance and sale of up to an aggregate amount of $300.0 million of our Class A common stock from time to time in “at-the-market” offerings. In addition to capital raising issuances, in connection with the acquisitions of Cyclica Inc. (Cyclica) and Valence Discovery Inc. (Valence) in May 2023, we issued 12.4 million shares of our Class A common stock or securities convertible or exchangeable into Class A common stock and we issued 3.2 million shares of our Class A common stock in November 2023 to Tempus Labs, Inc. (Tempus) in payment for the initial license fee under the terms of that certain Master Agreement entered into by and between us and Tempus (the Tempus Agreement) and may issue additional shares in the future under the Tempus Agreement. Sales of a substantial number of shares of our outstanding Class A common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of our Class A common stock intend to sell shares, could reduce the market price of our common stock.

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

Our product development programs and the potential commercialization of our drug candidates will require substantial additional cash to fund expenses. To date our operating revenue has primarily been generated through funded research and development agreements with Roche Genentech, Takeda, and Bayer. For example, in December 2021, we entered into a Collaboration and License Agreement with Roche Genentech (the Roche Genentech Agreement) for discovery of small molecule drug candidates with the potential to treat key areas of neuroscience and an oncology indication, under which we received a non-refundable upfront payment of $150.0 million in January 2022 and an option fee for a single molecule validation program in oncology of $3M in October 2023. We intend to seek additional strategic collaborations, partnerships, and licensing arrangements with pharmaceutical and biotechnology companies. In the near term, the value of our company will depend in part on the number and quality of the collaborations and similar arrangements that we negotiate. Whether we reach a definitive agreement for a collaboration will depend, among other things, on our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration, and the potential collaborator’s evaluation of a number of factors. Those factors may include, among others, (i) our technologies and capabilities; (ii) our intellectual property position with respect to the subject drug candidate; (iii) the design or results of clinical trials; (iv) the likelihood of approval by the FDA and similar regulatory authorities outside the U.S.; (v) the potential market for the subject drug candidate; (vi) potential competing products; and (vii) industry and market conditions generally. In addition, the significant number of business combinations among large pharmaceutical companies has reduced the number of potential future collaborators with whom we can partner.

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

Our ability to become profitable depends upon our ability to generate substantial revenue in an amount necessary to offset our expenses. As of December 31, 2023, we have not generated any revenue from our drug candidates or technologies, other than limited grant revenues, as well as payments under collaboration agreements, including the Roche Genentech Agreement. We expect to continue to derive most of our revenue in the near future from collaborations. We do not expect to generate significant revenue unless and until we progress our drug candidates through clinical trials and obtain marketing approval of, and begin to sell, one or more of our drug candidates, or we otherwise receive substantial licensing or other payments under our collaborations. Even if we obtain market approval for our drug candidates, one or more of them may not achieve commercial success.

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

We have engaged and may in the future engage in acquisitions and strategic partnerships, including by licensing or acquiring complementary products, intellectual property rights, technologies, or businesses. Any acquisition or strategic partnership may entail numerous risks, including but not limited to the following:

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

Costs of materials necessary for our business increasing more rapidly could increase our net losses.

The costs of materials necessary for our business have risen in recent years and will likely continue to increase given stringency of demands. Competition and fixed price contracts may limit our ability to maintain existing operating margins. Costs increasing more rapidly than market prices may increase our net losses and may have a material adverse impact on our business and results of operations.

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

We have several clinical-stage drug candidates and we anticipate filing IND applications with the FDA or other regulators for Phase 1 or Phase 2 studies, as applicable, for these drug candidates. We may not be able to file such INDs, or INDs for any other drug candidates, and begin such studies, on the timelines we expect, if at all, and any such delays could impact any additional product development timelines. Moreover, we cannot be sure that submission of an IND will result in the FDA or other regulators allowing further clinical trials to begin or that, once begun, issues will not arise that require us to suspend or terminate these trials. Commencing each of these clinical trials is subject to finalizing the trial design based on discussions with the FDA and other regulatory authorities. The requirements imposed by these regulatory authorities, or their governing statutes, could change at any time, which may result in stricter approval conditions than we currently expect and/or necessitate completion of additional or longer clinical trials. Successful completion of our clinical trials is a prerequisite to submitting NDAs to the FDA, as well as Marketing Authorization Applications (MAAs) to the European Medicines Agency (EMA) and the Medicines and Healthcare Products Regulatory Agency (MHRA) for each drug candidate and, consequently, to the ultimate approval and commercial marketing of each drug candidate. We do not know whether any of our future clinical trials will begin on time or be completed on schedule, if at all.

We have experience, and may in the future experience delays in completing our preclinical studies and initiating or completing clinical trials, or numerous unforeseen events during, or as a result of, any clinical trials, that could require us to incur additional costs or delay or prevent our ability to receive marketing approval or to commercialize our drug candidates, including but not limited to those related to one or more of the following:

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
•reports may arise from preclinical or clinical testing of other therapies that raise safety, efficacy, or other concerns about our drug candidates; and
•clinical trials may produce inconclusive, mixed, or negative results about our drug candidates, including determinations that candidates have undesirable side effects or other unexpected characteristics, in which event, we may decide – or our investigators or regulators, IRBs, or ethics committees may require us — to suspend or terminate the trials.

From time to time as we move through the stages of development, we have published and expect in the future to publish interim top-line or preliminary data from our clinical trials. Interim data from clinical trials are subject to the risk that one or more of the clinical outcomes may materially change as enrollment of participants continues and more data become available. Preliminary or top-line data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, interim and preliminary data should be viewed with caution until the final data are available. Adverse differences between preliminary or interim data and final data could significantly harm our business prospects.

Our product development costs will increase if we experience delays in testing or regulatory approvals. We do not know whether any of our future clinical trials will begin as planned, or whether any of our current or future clinical trials will need to be restructured or will be completed on schedule, if at all. If we decide or are required to suspend or terminate a clinical trial, we may elect to abandon product development for that program. Significant preclinical study or clinical trial delays could also shorten any periods during which we may have the exclusive right to commercialize our drug candidates or could allow our competitors to bring products to market before we do and impair our ability to successfully commercialize our drug candidates. Any delays in or unfavorable outcomes from our preclinical or clinical development programs may significantly harm our business, operating results, and prospects.

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
•pandemics or other public health crises such as the COVID-19 pandemic, natural disasters, global political instability, warfare, or other external events that may limit the availability of participants, principal investigators, study staff, or clinical sites; and
•the risk that enrolled participants will not complete a clinical trial.

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

We have conducted clinical trials outside the United States, including in the United Kingdom and the Netherlands, and may in the future choose to conduct additional clinical trials outside the United States in locations that may include Australia, Europe, Asia, or other jurisdictions. FDA acceptance of trial data from clinical trials conducted outside the United States requires that all of FDA’s clinical trial requirements be met. In addition, in cases where data from clinical trials conducted outside the United States are intended to serve as the sole basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the United States population and United States medical practice; (ii) the trials are performed by clinical investigators of recognized competence; and (iii) the data may be considered valid without the need for an on-site inspection by the FDA or, if the FDA considers such an inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. Many foreign regulatory bodies have similar approval requirements, and such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any similar foreign regulatory authority will accept data from trials conducted outside of the United States or the applicable jurisdiction. If the FDA or any similar foreign regulatory authority does not accept such data, it would result in the need for additional trials, which would be costly and time-consuming and delay aspects of our business plan, and which may result in our drug candidates not receiving approval or clearance for commercialization in the applicable jurisdiction.

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

Our drug candidates and the activities associated with their development and commercialization — including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale, distribution, import, and export — are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by comparable authorities in other countries. Before we can commercialize any of our drug candidates, we must obtain marketing approval. As of December 31, 2023, all of our drug candidates are in development, and we have not received approval to market any of our drug candidates from regulatory authorities in any jurisdiction. It is possible that our current and future drug candidates will never obtain regulatory and marketing approval.

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

We have invested, and expect to continue to invest, in research and development efforts, acquisitions, and licensing agreements that further enhance our platform. These investments may involve significant time, risks, and uncertainties, including the risks that any new software or hardware enhancement or the integration of software or hardware from an acquired company or third party licensor may not be introduced in a timely or cost-effective manner; may not keep pace with technological developments; or may not achieve the functionality necessary to generate significant revenues.

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

With respect to cyber-attacks, the techniques used by cyber criminals change frequently, may not be recognized until launched, and can originate from a wide variety of sources, including outside groups and individuals with a range of motives (including industrial espionage) and expertise, such as organized crime affiliates, terrorist organizations, or hostile foreign governments or agencies. These risks may be heightened in connection with geopolitical events such as the conflict between Russia and Ukraine. The costs to us to investigate and mitigate actual and suspected cybersecurity breaches and incidents could be significant. We may not be able to anticipate all types of security threats and implement preventive measures effective against all such threats. In addition, an increased amount of work is occurring remotely, including through the use of mobile devices. This could increase our cybersecurity risk, create data accessibility concerns, and make us more susceptible to communication disruptions.

We have experienced, and may continue to experience, cyber-attacks, security breaches and incidents, and other system failures, although to our knowledge we have not experienced any material interruption or incident as of December 31, 2023. The loss, corruption, unavailability of, or damage to our data would interfere with and undermine the insights we draw from our platform and could impair the integrity of our clinical trial data, leading to regulatory delays or the inability to get our drug candidates approved. If we do not accurately predict and identify our infrastructure requirements and failures and timely enhance our infrastructure, or if our remediation efforts are not successful, it could result in a material disruption of our business operations and development programs, including the loss or unauthorized disclosure of our trade secrets, individuals’ personal information, or other proprietary or sensitive data. A security breach or incident that leads to unauthorized acquisition, disclosure, or other processing of our intellectual property or other proprietary information could also affect our intellectual property rights and enable competitors to compete with us more effectively. Likewise, as we rely on third parties for the manufacture of our drug candidates and to conduct clinical trials, similar events relating to their systems and operations could also have a material adverse effect on our business and lead to regulatory agency actions.

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

Failures, disruptions, security breaches and incidents, cyber-attacks, and other harmful events impacting data processed or maintained in our business, or information technology systems or infrastructure used in our business, including those resulting in a loss of or damage to our information technology systems or infrastructure, or the loss of or inappropriate acquisition, disclosure, or other processing of confidential, proprietary, or personal information, or the perception any of these has occurred, could expose us to a risk of loss, enforcement measures, regulatory agency investigations, proceedings, and other actions, penalties, fines, indemnification claims, litigation, potential civil or criminal liability, collaborators’ loss of confidence, damage to our reputation, and other consequences, which could materially adversely affect our business and results of operations. While we maintain insurance coverage for certain expenses and liabilities related to failures or breaches of our information technology systems, it may not be adequate to cover all losses associated with such events. In addition, such insurance may not be available to us in the future on satisfactory terms or at all. Furthermore, if the information technology systems of third parties with whom we do business become subject to disruptions or security breaches or incidents, we may have insufficient recourse against them.

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

Issues relating to the use of artificial intelligence and machine learning in our offerings could adversely affect our business and operating results.

We incorporate artificial intelligence and machine learning (“AI”) solutions into our platform, in applications that are important to our operations and our drug discovery processes. There are significant risks involved in utilizing AI. Issues relating to the use of new and evolving technologies such as AI and machine learning may cause us to experience brand or reputational harm, competitive harm, legal liability, and new or enhanced governmental or regulatory scrutiny, and we may incur additional costs to resolve such issues. Known risks of AI currently include inaccuracy, bias, toxicity, intellectual property infringement or misappropriation, data privacy and cybersecurity issues, and data provenance disputes. Perceived or actual technical, legal, compliance, privacy, security, ethical or other issues relating to the use of AI may cause public confidence in AI to be undermined, which could slow our customers’ adoption of our products and services that use AI. In addition, litigation or government regulation related to the use of AI may also adversely impact our and others’ abilities to develop and offer products that use AI, as well as increase the cost and complexity of doing so. See the section titled “—Regulatory and legislative developments related to the use of AI could adversely affect our use of such technologies in our products, services, and business.” Developing, testing and deploying AI systems may also increase the cost profile of our product offerings due to the nature of the computing costs involved in such systems, which could impact our project margin and adversely affect our business and operating results. In addition, AI may have or produce errors or inadequacies that are not easily detectable. If the data used to train AI or the content, analyses, or recommendations that AI applications assist in producing are or are alleged to be deficient, inaccurate, incomplete, overbroad or biased, our business, financial condition, and results of operations may be adversely affected. The legal landscape and subsequent legal protection for the use of AI remains uncertain, and development of the law in this area could impact our ability to enforce our proprietary rights or protect against infringing uses. If we do not have sufficient rights to collect or use the data on which our AI relies or to the outputs produced by AI applications, we may incur liability through the alleged violation of certain laws, third-party privacy rights, online terms of service, or other contracts to which we or our data providers are a party. Our use of AI applications may also, in the future, result in cybersecurity incidents that implicate the personal data of customers or patients. Any such cybersecurity incidents related to our use of AI applications could adversely affect our reputation and results of operations.

RISKS RELATED TO OUR OPERATIONS/COMMERCIALIZATION

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

New income, sales, use or other tax laws or regulations could be enacted at any time, which could affect our tax profile and our business and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, the Tax Cuts and Jobs Act of 2017 (TCJA) eliminated the option to deduct research and development expenditures currently and requires taxpayers to capitalize and amortize them over five or fifteen years pursuant to Code Section 174, beginning in 2022. Further, the Inflation Reduction Act of 2022 (IRA), among other changes, imposes a one-percent excise tax on stock repurchases made on or after January 1, 2023. Any further changes in tax laws or regulations that are applied adversely to us could have a material adverse effect on our business, cash flow, financial condition or results of operations.

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
•disruptions to the operations of these suppliers and service providers caused by conditions unrelated to our business or operations, including the bankruptcy of the supplier or service provider or force majeure events, such as public health crises, global political instability, natural disasters, supply chain issues, or warfare; and
•inspections of third-party facilities by regulatory authorities that could have a negative outcome and result in delays in, or termination of, their ability to meet our requirements.

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

RISKS RELATED TO OUR INTELLECTUAL PROPERTY

Our success significantly depends on our ability to obtain and maintain patents of adequate scope covering our proprietary technology and drug candidate products. Obtaining and maintaining patent assets is inherently challenging, and our pending and future patent applications may not issue with the scope we need, if at all.

Our commercial success depends in significant part on our ability and the ability of our licensors and collaborators to obtain and maintain patent protection and other intellectual property rights in the United States and other countries relating to our drug product candidates and our core proprietary technologies important to the development and implementation of our business.

Patent prosecution is a complex, expensive, and lengthy process, with no guarantee that a patent will issue in a timely fashion or at all, or with sufficiently broad claims to protect our drug product candidates and proprietary technologies. Further, the laws and regulations for obtaining and maintaining patents are subject to change by legislative or judicial action in the relevant jurisdictions. The patent positions of pharmaceutical, biotechnology, and other life sciences companies in particular can be highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. No consistent policy regarding the breadth of claims allowed in biotechnology patents has emerged to date in the U.S., and tests used for determining the patentability of patent claims in all technologies are in flux. The pharmaceutical, biotechnology, and other life sciences patent laws and regulations outside the U.S. can be even more uncertain. The U.S. Patent and Trademark Office (USPTO) and patent offices in other jurisdictions have often required that patent applications concerning pharmaceutical and/or biotechnology-related inventions be limited or narrowed substantially to cover only the specific innovations exemplified in the patent application, thereby limiting the scope of protection against competitive challenges.

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

Our current patent portfolio contains a limited number of patents and patent applications, some of which are in-licensed from third parties, related to our drug product candidates and methods of their use. We do not currently own or license any issued U.S. composition of matter patents for REC-994 or REC-3964. While we license composition of matter patents for REC-4881 and REC-2282, we expect these patents to expire prior to commercial launch. We cannot be certain that any non-provisional patent applications we or our licensors may file will result in issued patent claims covering the composition of matter of REC-994, REC-2282, REC-4881, and REC-3964.

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

Our current proprietary position for certain drug product candidates depends upon our owned or in-licensed patent filings covering components of such drug product candidates, manufacturing-related methods, formulations, and/or methods of use, which may not adequately prevent a competitor or other third party from using the same drug candidate for the same or a different use.

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

We may not be able to protect our intellectual property and proprietary rights throughout the world.
Filing, prosecuting, maintaining, and defending patents related to our drug product candidates or other proprietary technologies we may develop in all countries throughout the world would be prohibitively expensive, and the laws of foreign countries may not protect our rights to the same extent as the laws of the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as that in the United States. These products may compete with our products, and our patent rights or other intellectual property rights may not be effective or sufficient to prevent them from competing.
Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, such as certain developing countries, do not favor the enforcement of patents, trade secrets and other intellectual property protection, particularly those relating to biotechnology products, which could make it difficult for us to stop the infringement of our patent rights or marketing of competing products in violation of our intellectual property and proprietary rights generally. In addition, some jurisdictions, such as Europe, Japan and China, may have a higher standard for patentability than in the United States, including, for example, the requirement of claims having literal support in the original patent filing and the limitation on using supporting data that is not in the original patent filing. Under those heightened patentability requirements, we may not be able to obtain sufficient patent protection in certain jurisdictions even though the same or similar patent protection can be secured in the U.S. and other jurisdictions.
Proceedings to enforce our intellectual property and proprietary rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patent rights at risk of being invalidated or interpreted narrowly, could put our owned or in-licensed patent applications at risk of not issuing and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property and proprietary rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.
Many countries have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. In addition, many countries limit the enforceability of patents against government agencies or government contractors. In these countries, the patent owner may have limited remedies, which could materially diminish the value of such patent. If we or any of our licensors are forced to grant a license to third parties with respect to any patents relevant to our business, our competitive position may be impaired, and our business, financial condition, results of operations and prospects may be adversely affected.
In 2012, the European Patent Package, or EU Patent Package, regulations were passed with the goal of providing a single pan-European Unitary Patent and a new European Unified Patent Court, or UPC, for litigation involving European patents. Implementation of the EU Patent Package began in June 2023, when the UPC opened for business. Under the UPC, all European patents, including those issued prior to ratification of the European Patent Package, will by default automatically fall under the jurisdiction of the UPC. The UPC provides our competitors with a new forum to centrally revoke our European patents and allow for the possibility of a competitor to obtain pan-European injunctions. It will be several years before we will understand the scope of patent rights that will be recognized and the strength of patent remedies that will be provided by the UPC. Under the EU Patent Package, we have the right to opt our patents out of the UPC over the first seven years of the court’s existence, but doing so may preclude us from realizing the benefits of the new unified court.

If we do not obtain patent term extension and data exclusivity for any drug product candidates we may develop, our business may be materially harmed.

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

The growth of our business may depend in part on our ability to acquire, in-license or use third-party intellectual property and proprietary rights. A third party may hold intellectual property that is important or necessary to the development of our products. It may be necessary for us to use the patented or proprietary technology of third parties to commercialize our products, in which case we would be required to obtain a license from these third. For example, when we explore repurposing molecules owned by our collaboration partners or other third parties, we in-license the rights to use those molecules for our use. In addition, our drug product candidates may require specific formulations to work effectively and efficiently, we may develop product candidates containing our compounds and pre-existing pharmaceutical compounds, or we may be required by the FDA or comparable foreign regulatory authorities to provide a companion diagnostic test or tests with our product candidates, any of which could require us to obtain rights to use intellectual property held by third parties. In addition, with respect to any patent or other intellectual property rights we may co-own with third parties, we may require licenses to such co-owners’ interest to such patent or other intellectual property rights. We may be unable to acquire or in-license any compositions, methods of use, processes or other third-party intellectual property rights from third parties that we identify as necessary or important to our business operations. In addition, we may fail to obtain any of these licenses at a reasonable cost or on commercially reasonable terms, if at all. Were that to happen, we may need to cease use of the compositions or methods covered by those third-party intellectual property rights, and may need to seek to develop alternative approaches that do not infringe, misappropriate or otherwise violate those intellectual property rights, which may entail additional costs and development delays, even if we were able to develop such alternatives, which may not be feasible. Even if we are able to obtain a license, it may be non-exclusive, which means that our competitors may also receive access to the same technologies licensed to us. In that event, we may be required to expend significant time and resources to develop or license replacement technology.
If we are not able to obtain a license, or to obtain one on commercially reasonable terms and with sufficient breadth to cover the intended use of third-party intellectual property, our business could be materially harmed.

The licensing and acquisition of third-party intellectual property rights is a competitive area, and companies that may be more established or have greater resources than we do may also be pursuing strategies to license or acquire third-party intellectual property rights that we may consider necessary or attractive in order to commercialize our product candidates. More established companies may have a competitive advantage over us due to their size, resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. There can be no assurance that we will be able to successfully complete these types of negotiations and ultimately acquire the rights to the intellectual property related to the products or product candidates that we may seek to develop or market. If we are unable to successfully obtain rights to required third-party intellectual property or to maintain the existing intellectual property rights we have, we may have to abandon development of certain programs and our business, financial condition, results of operations and prospects could suffer.

Changes in U.S. patent law could diminish the value of patents in general, thereby impairing our ability to protect our products.

Changes in either the patent laws or interpretation of the patent laws in the United States could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents. Assuming that other requirements for patentability are met, prior to March 2013, in the United States, the first to invent the claimed invention was entitled to the patent, while outside the United States, the first to file a patent application was entitled to the patent. After March 2013, under the Leahy-Smith America Invents Act (the America Invents Act) enacted in September 2011, the United States transitioned to a first inventor to file system in which, assuming that other requirements for patentability are met, the first inventor to file a patent application will be entitled to the patent on an invention regardless of whether a third party was the first to invent the claimed invention. A third party that files a patent application in the USPTO after March 2013, but before us could therefore be awarded a patent covering an invention of ours even if we had made the invention before it was made by such third party. This will require us to be cognizant going forward of the time from invention to filing of a patent application. Since patent applications in the United States and most other countries are typically not published until 18 months after filing or until issuance, or in some cases not at all, we cannot be certain that we were the first to either (i) file any patent application related to our therapeutic and diagnostic programs and other proprietary technologies we may develop or (ii) invent any of the inventions claimed in our owned or in-licensed patent applications.

The America Invents Act also includes a number of significant changes that affect the way patent applications will be prosecuted and also may affect patent litigation. These include allowing third party submission of prior art to the USPTO during patent prosecution and additional procedures to attack the validity of a patent by USPTO administered post-grant proceedings, including post-grant review, inter partes review and derivation proceedings. Because of a lower evidentiary standard in USPTO proceedings compared to the evidentiary standard in United States federal courts necessary to invalidate a patent claim, a third party could potentially provide evidence in a USPTO proceeding sufficient for the USPTO to hold a claim invalid even though the same evidence would be insufficient to invalidate the claim if first presented in a district court action. Accordingly, a third party may attempt to use the USPTO procedures to invalidate our patent claims that would not have been invalidated if first challenged by the third party as a defendant in a district court action. Therefore, the America Invents Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our owned or in-licensed patent applications and the enforcement or defense of patents issuing from those patent applications, all of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

In addition, the patent positions of companies in the development and commercialization of pharmaceuticals are particularly uncertain. Recent U.S. Supreme Court rulings have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations. For example, U.S. Supreme Court rulings, such as Amgen Inc. v. Sanofi, 598 U.S. 594, 143 S. Ct. 1243 (2023), may limit the breadth of certain genus patent claims covering composition of matter of pharmaceutical products if enough compounds with shared claimed features are not provided. As such, we cannot guarantee that we will be able to obtain patents covering our drug product candidates. These cases and others like them have created uncertainty with respect to the validity and enforceability of patents, once obtained. Depending on future actions by the U.S. Congress, the federal courts and the USPTO, the laws and regulations governing patents could change in unpredictable ways. In addition, the complexity and uncertainty of European patent laws have also increased in recent years. Any of the foregoing could have a material adverse effect on our owned and in-licensed patent portfolio and our ability to protect and enforce our intellectual property in the future.

Issued patents covering our drug product candidates and proprietary technology that we have developed or may develop in the future could be found invalid or unenforceable if challenged in court or before administrative bodies in the United States or abroad.

Our patent rights may be subject to priority, validity, inventorship and enforceability disputes. Legal proceedings relating to intellectual property claims, with or without merit, are unpredictable and generally expensive and time-consuming and likely to divert significant resources from our core business, including distracting our management and scientific personnel from their normal responsibilities and generally harm our business. If we or our licensors are unsuccessful in any of these proceedings, such patents and patent applications may be narrowed, invalidated or held unenforceable, we may be required to obtain licenses from third parties, which may not be available on commercially reasonable terms or at all, or we may be required to cease the development, manufacture or commercialization of our product candidates. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.

If we or one of our licensors initiated legal proceedings against a third party to enforce a patent covering our drug product candidates or methods of their use, or other proprietary technologies, we may develop, the defendant could counterclaim that such patent is invalid or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement, during prosecution. Third parties may raise claims challenging the validity or enforceability of a patent before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include re-examination, post-grant review, inter partes review, derivation proceedings, and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). Such proceedings could result in the revocation of, cancellation of or amendment to our patent rights in such a way that they no longer cover our drug product candidates or methods of their use, and other proprietary technologies we may develop. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we or our licensing partners and the patent examiner were unaware during prosecution. If a third party were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of the patent protection on our drug product candidates or methods of their use, or other proprietary technologies, that we may develop. Such a loss of patent protection would have a material adverse impact on our business, financial condition, results of operations and prospects.

We may be subject to claims challenging the inventorship of our owned or in-licensed patent rights and other intellectual property.

We may be subject to claims that former employees, collaborators or other third parties have an interest in our patent rights, trade secrets, or other intellectual property as an inventor or co-inventor. For example, we may have inventorship disputes arise from conflicting obligations of consultants or others who are involved in developing our therapeutic and diagnostic programs and other proprietary technologies we may develop. Litigation may be necessary to defend against these and other claims challenging inventorship or our patent rights, trade secrets or other intellectual property. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, intellectual property that is important to our therapeutic and diagnostic programs and other proprietary technologies we may develop. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to our management and other employees. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.

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
•we, or our licensing partners or collaborators, might not have been the first to make the inventions covered by our owned or licensed current or future patent applications;
•we, or our licensing partners or collaborators, might not have been the first to file patent applications covering our or their inventions;
•others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our owned or licensed intellectual property rights;
•it is possible that our owned or licensed current or future patent applications will not lead to issued patents;
•any patent issuing from our owned or licensed current or future patent applications may be held invalid or unenforceable, including as a result of legal challenges by our competitors or other third parties, or may not provide us with any competitive advantages;
•our competitors or other third parties might conduct research and development activities in countries where we do not have patent rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets;
•it is possible that there are prior public disclosures that could invalidate our or our licensors’ patents;
•we may not develop additional proprietary technologies that are patentable;
•the patents or pending or future patent applications of others, if issued, may harm our business; and
•we may choose not to file a patent in order to maintain certain trade secrets or know-how, and a third party may subsequently file a patent covering such intellectual property.

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

We seek to protect our proprietary technology and processes, in part, by entering into non-disclosure and confidentiality agreements with parties that have access to them, including our collaborators, scientific advisors, employees, and consultants. We cannot guarantee that we have entered into such agreements with each party that may have or have had access to our trade secrets or proprietary technology and processes. Our agreements with our employees and consultants also require them to acknowledge ownership by us of inventions they may conceive as a result of their work for us and to perfect such ownership by assignment. However, we may not be able to prevent the unauthorized disclosure or use of our trade secrets or other confidential information through these agreements or other preventative measures. In addition, third parties, including our competitors, could independently develop and lawfully use the same or substantially equivalent trade secrets and know-how. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor or other third party, we would have no right to prevent them from using that technology or information to compete with us. Any loss of trade secret protection or other unpatented proprietary rights could harm our business, results of operations, financial condition, and prospects.

We may be subject to claims that third parties have an ownership interest in our trade secrets. For example, we may have disputes arise from conflicting obligations of our employees, consultants or others who are involved in developing our product candidate. Litigation may be necessary to defend against these and other claims challenging ownership of our trade secrets. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable trade secret rights, such as exclusive ownership of, or right to use, trade secrets that are important to our therapeutic programs and other proprietary technologies we may develop. Such an outcome could have a material adverse effect on our business. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to our management and other employees. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.

We may not identify relevant third-party patents or may incorrectly interpret the relevance, scope or expiration of a third-party patent, which might adversely affect our ability to develop and market our drug product candidates.

We cannot guarantee that any of our patent searches or analyses, including the identification of relevant patents, the scope of patent claims or the expiration of relevant patents, are complete or thorough, nor can we be certain that we have identified each and every third-party patent and pending patent application in the United States and abroad that is relevant to or necessary for the commercialization of our current and future products and product candidates in any jurisdiction. The scope of a patent claim is determined by an interpretation of the law, the written disclosure in a patent and the patent’s prosecution history. Our interpretation of the relevance or the scope of a patent or a pending patent application may be incorrect, which may negatively impact our ability to market our products. We may incorrectly determine that our drug product candidates are not covered by a third-party patent or may incorrectly predict whether a third party’s pending patent application will issue with claims of relevant scope. Our determination of the expiration date of any patent in the United States or abroad that we consider relevant may be incorrect, and we may incorrectly conclude that a third-party patent is invalid and unenforceable. Our failure to identify and correctly interpret relevant patents may negatively impact our ability to develop and market our drug product candidates. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Litigation to defend against third party claims of intellectual property infringement, misappropriation or other violations against us or our collaborators, or to enforce our intellectual property rights or the intellectual property rights of our collaborators, presents numerous risks.

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

Our commercial success depends upon our ability, and the ability of our collaborators, to develop, manufacture, market, and sell our drug product candidates, and to use our proprietary technologies, without infringing, misappropriating, or otherwise violating the intellectual property or proprietary rights of third parties. Given the vast and continually increasing number of patents in our field of technology, we cannot be certain that we do not infringe existing patents or that we will not infringe patents granted in the future. We may in the future become party to, or threatened with, litigation or adversarial proceedings initiated by our competitors or other third parties alleging that our products or technologies are covered by their patents.

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

If we or our collaborators are found to infringe a third party’s patent or other intellectual property rights, such determination could result in significant damages and costs including treble damages and attorneys’ fees for willful infringement or royalties. In the event of a successful infringement claim against us or our collaborators, we may have to redesign the infringing products or technologies, which may be impossible or require substantial time and monetary expenditure. In addition, we could be required to obtain a license from such third party to continue developing and marketing our drug product candidates or other proprietary technology, which may not be available on commercially reasonable terms or at all, or to cease developing and commercializing the infringing technology or drug product candidates altogether. If we are prevented from commercializing our drug product candidates or forced to cease some of our business operations, this restriction could materially harm our reputation and have a significant adverse impact on our business, results of operations, and prospects.

We may initiate litigation, or file counterclaims, to protect or enforce our patents and other intellectual property rights if we believe competitors or other third parties have infringed, misappropriated, or otherwise violated our intellectual property rights or the intellectual property rights of our collaborators in certain circumstances. Our ability to enforce our intellectual property rights or the intellectual property rights of our collaborators is subject to litigation risks, including that the opposing party may seek counterclaims against us, as well as uncertainty as to the protection and enforceability of those rights in some countries. If we seek to enforce our patents or the patents of our collaborators, we may be subject to findings that these patents should be interpreted narrowly and do not cover the technology at issue, or that these patents are invalid or unenforceable. If we are unable to enforce and protect our intellectual property rights or the intellectual property rights of our collaborators, or if they are circumvented, invalidated, or rendered obsolete by the rapid pace of technological change, it could have an adverse impact on our competitive position, business, financial position, and prospects.

Competing products may also be sold in other countries in which our patent coverage might not exist or might not be as strong. The legal systems of some countries do not favor the enforcement of patents and other intellectual property rights, and other jurisdictions may have limited enforcement rights for patent holders. This could make it difficult for us to stop the infringement of our patents, if obtained, or the misappropriation of our other intellectual property rights in other countries. Consequently, we and our licensors or collaborators may have limited remedies in those foreign countries if patents are infringed, or we or our licensors may be compelled to grant a license to a third party, which could materially diminish the value of those patents and could limit our potential revenue opportunities. In addition, competitors may use our technologies to develop their own products that compete with ours in jurisdictions where we have not obtained patent protection or where we have patent protection but limited enforcement rights. Accordingly, our efforts to protect our intellectual property rights in such countries may be inadequate to obtain a significant commercial advantage from the intellectual property that we own or license.

Even if resolved in our favor, the foregoing proceedings could be very expensive, particularly for a company of our size, and time-consuming. Such proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing or distribution activities. We may not have sufficient financial or other resources to conduct such proceedings adequately. Some of our competitors may be able to sustain the costs of litigation or administrative proceedings.

If we fail to comply with our obligations in the agreements under which we collaborate with or license intellectual property rights from third parties, if the licenses are terminated, if a dispute regarding these licenses arises, or we otherwise experience disruptions to our business relationships with our collaborators or licensors, we could lose rights that are important to our business.

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
•whether and the extent to which our technology and processes infringe, misappropriate or otherwise violate intellectual property of the licensor that is not subject to the licensing agreement;
•the sublicensing of patent and other rights under our collaborative development relationships;
•our diligence obligations under the license agreement and what activities satisfy those diligence obligations;
•the inventorship and ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and us and our partners;
•our right to transfer or assign the license agreement; and
•the priority of invention of patented technology.

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

The benefits we expect to achieve as a result of our acquisitions of Cyclica and Valence in May 2023 and any future acquisitions will depend, in part, on our ability to realize anticipated growth opportunities and cost synergies. Our success in realizing these growth opportunities and cost synergies, and the timing of this realization, depends on the successful integration of Cyclica’s and Valence’s, and any future acquisition targets’, business and operations with our business and operations. Even if we are able to integrate our business with Cyclica’s and Valence’s businesses successfully, this integration may not result in the realization of the outcomes and benefits, growth opportunities and cost synergies we currently expect within the anticipated time frame or at all. Moreover, we have incurred, and anticipate that we will incur additional substantial expenses in connection with the integration of Cyclica’s and Valence’s businesses with our business. While we anticipate that certain expenses will be incurred, such expenses are difficult to estimate accurately, and may exceed current estimates.

Accordingly, the outcomes and benefits from our acquisitions of Cyclica and Valence may be offset by costs incurred or delays in integrating the companies, which could cause the outcomes and benefits we anticipate to be inaccurate or not realized.

Exchange rate fluctuations could result in significant foreign currency gains and losses and affect our business results.

Because the results of both Cyclica and Valence are reported in Canadian dollars, which we then translate to U.S. dollars for inclusion in our consolidated financial statements, we are exposed to more significant currency translation risk as a result of the acquisitions. As a result, changes between the foreign exchange rates, in particular the Canadian dollar and the U.S. dollar, affect the amounts we record for our foreign assets, liabilities, revenues and expenses, and could have a negative effect on our financial results. We currently do not enter into hedging arrangements to minimize the impact of foreign currency fluctuations.

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

Similarly in Europe, the European Commission, upon the recommendation of the EMA’s Committee for Orphan Medicinal Products, grants orphan drug designation for drugs intended for the diagnosis, prevention, or treatment of a life-threatening, seriously debilitating or serious and chronic condition when, without incentives, it is unlikely that sales of the drug in Europe would be sufficient to justify the necessary investment in developing the drug. In Europe, orphan drug designation entitles a party to financial incentives such as reduction of fees or fee waivers. We have received orphan drug designation from the FDA and European Commission for REC-4881 for the potential treatment of FAP and REC-994 for the potential treatment of CCM, but we may be unsuccessful with respect to other drug candidates in the future.

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

Though we have been granted priority review designation for certain drug candidates, such designation may not lead to a faster regulatory review or regulatory approval process, and we might not receive such designation for additional drug candidates in the future.

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

In the U.S., HIPAA, as amended by the HITECH Act, imposes on covered entities certain requirements relating to the privacy, security, and transmission of individually identifiable health information. The legislation also increased the civil and criminal penalties that may be assessed for violations and gave state attorneys general the authority to file civil actions in federal courts to enforce the HIPAA rules. In addition, for clinical trials conducted in the U.S., any personal information that is collected is further regulated by the Federal Policy for the Protection of Human Subjects. Privacy laws are also being enacted or considered at the state level, including significant new legislation in California, the California Consumer Privacy Act, as amended by the California Privacy Rights Act. While there is currently an exception for protected health information subject to HIPAA and clinical trial regulations, these and other state privacy laws may impact our business activities, and there continues to be uncertainty about how these laws will be interpreted and enforced. Other states have passed privacy legislation, including general privacy legislation similar to the CCPA, and legislation such as Washington’s My Health, My Data Act, that also may impact our business activities, in the future and additional states are evaluating similar legislation.

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

The increasing number, complexity, and potential inconsistency of current and future laws and regulations relating to privacy, data protection, and data security in the U.S. and other countries make our compliance obligations more difficult and costly. This is particularly true with respect to healthcare data or other personal information acquired as a result of our research activities and clinical trials. If we fail to comply with applicable laws and regulations or experience a breach of security that results in unauthorized disclosure of personal information – or if a third party with whom we share personal information or who processes such information for us fails to comply with applicable requirements or experiences a security breach or incident– or if any of these is reported or perceived to have occurred, it could lead to government investigations, enforcement actions, and other proceedings, as well as civil claims and litigation against us. We could incur substantial costs to defend against any such claims or proceedings and may also be held liable for significant fines, penalties, and monetary judgments. Any of the foregoing could have a material adverse effect on our business, results of operations, reputation, and prospects.

Regulatory and legislative developments related to the use of AI could adversely affect our use of such technologies in our products, services, and business.

We use AI throughout our business, including in our drug discovery processes and technology. As the regulatory framework for AI (including generative AI) evolves, our business, financial condition and results of operations may be adversely affected. The regulatory framework for AI and similar technologies is changing rapidly. It is possible that new laws and regulations will be adopted in the United States and in non-U.S. jurisdictions, or that existing laws and regulations may be interpreted in ways that would affect the operation of our drug discovery platform and data analytics and the way in which we use AI and similar technologies. We may not be able to adequately anticipate or respond to these evolving laws and regulations, and we may need to expend additional resources to adjust our offerings in certain jurisdictions if applicable legal frameworks are inconsistent across jurisdictions. In addition, because these technologies are themselves highly complex and rapidly developing, it is not possible to predict all of the legal or regulatory risks that may arise relating to our use of such technologies. Further, the cost to comply with such laws or regulations could be significant and would increase our operating expenses, which could adversely affect our business, financial condition and results of operations.

For example, in Europe, on December 8, 2023, the Council of the EU European Parliament and European Commission reached provisional agreement on a revised draft of the AI Act which is currently expected to be enacted in early 2024. The current draft of the AI Act, if enacted, would establish a risk-based governance framework for regulating high-risk AI systems operating in or being used by the EU market. The AI Act could impact our products, business, and use of AI, even if we do not have a direct presence in the EU. This framework would categorize AI systems based on the risks associated with such AI systems’ intended purposes as creating “unacceptable”, “high” or “limited” risks. While the AI Act has not been enacted or enforced, there is a risk that our current or future AI-powered software or applications may be categorized as “high” risk or “limited” risk, obligating us to comply with the applicable requirements of the AI Act, which may impose additional costs on us, increase our risk of liability, or adversely affect our business. For example, “high” risk AI systems are required, amongst other things, to implement and maintain certain risk and quality management systems, conduct certain conformity and risk assessments, use appropriate data governance and management practices, including in development and training, and meet certain standards related to testing, technical robustness, transparency, human oversight, and cybersecurity. Even if our AI systems are not categorized as “high” risk we may be subject to additional transparency and other obligations for “low” risk AI system providers. The AI Act sets forth certain penalties, including fines of the greater of EUR 35 million or 7% of worldwide annual turnover (as defined in the AI Act) for the prior year for violations related to offering prohibited AI-systems or data governance, fines of the greater of EUR 15 million or 3% of worldwide annual turnover for the prior year for violations related to the requirements for “high” risk AI systems, and fines of the greater of EUR 7.5 million or 1.5% of worldwide annual turnover for the prior year for violations related to supplying incorrect, incomplete or misleading information to the EU and member state authorities. If enacted in this form or a similar form, this regulatory framework is expected to have a material impact on the way AI is regulated in the EU, and together with developing guidance and/or decisions in this area, may affect our use of AI and our ability to provide and to improve our services, require additional compliance measures and changes to our operations and processes, result in increased compliance costs and potential increases in civil claims against us, and could adversely affect our business, financial condition and results of operations.

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

RISKS RELATED TO EMPLOYEE MATTERS AND MANAGING GROWTH

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

We expect to experience growth in the number of employees and the scope of our operations. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational, and financial systems; expand our facilities; and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

Our Class A common stock, the class of our common stock listed on The Nasdaq Stock Market, has one vote per share, and our Class B common stock has 10 votes per share. As of December 31, 2023, Dr. Gibson, our CEO and a member of our board of directors, and his affiliates held 343,704 shares of our Class A common stock and all of the issued and outstanding shares of our Class B common stock, representing approximately 25% of the voting power of our outstanding capital stock, which voting power may increase over time as Dr. Gibson exercises or vests in equity awards. If all such equity awards held by Dr. Gibson had been exercised or vested and exchanged for shares of Class B common stock as of December 31, 2023, Dr. Gibson and his affiliates would hold approximately 26% of the voting power of our outstanding capital stock.

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

As of December 31, 2023, our executive officers, directors, holders of 5% or more of our capital stock, and their respective affiliates, including Dr. Gibson and his affiliates, beneficially owned shares representing more than 50% of our voting power. These stockholders, acting together, may be able to impact matters requiring stockholder approval, including the elections of directors; amendments of our organizational documents; and approval of any merger, sale of all or substantially all of our assets, or other major corporate transaction. This concentrated control may also have the effect of deterring, delaying, or preventing unsolicited acquisition proposals or offers for our capital stock that other stockholders may feel are in their best interest. The interests of this group of stockholders may not always coincide with each other’s interests or the interests of other stockholders, and this group may act in a manner that advances its best interests and not necessarily those of other stockholders generally, including seeking a premium value for their common stock, which might therefore affect the market price for our common stock.

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

In the future we may also issue our securities in connection with any financings, investments, or acquisitions, and the number of shares issued could constitute a material portion of our then-outstanding common stock. For example, in connection with the May 2023 acquisition of Valence, we entered into a registration rights agreement with certain shareholders of Valence that required us to prepare and file a registration statement, which permits the resale by shareholders of approximately 8.1 million shares of our Class A common stock. Such resale prospectus supplement was filed on May 30, 2023. In connection with the May 2023 acquisition of Cyclica, we entered into a registration rights agreement with certain shareholders of Cyclica that required us to prepare and file a resale prospectus supplement to the automatic shelf registration statement filed May 10, 2022, which permits the resale by the shareholders of approximately 6 million shares of our Class A common stock. Such resale prospectus supplement was filed on June 9, 2023. In connection with our July 2023 private placement, we entered into a registration rights agreement with the private placement investor that required us to prepare and file a resale prospectus supplement to the automatic shelf registration statement filed May 10, 2022, which permits the resale by the private placement investor of approximately 7.7 million shares of our Class A common stock. Such resale prospectus supplement was filed on August 8, 2023. In December 2023, the we filed a prospectus supplement to the automatic shelf registration statement filed May 10, 2022, to register for resale approximately 3.2 million shares of our Class A common stock that were issued to Tempus in payment for the initial license fee under the terms of the Tempus Agreement.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act, we are required to furnish a report by our management on our internal control over financial reporting. This assessment must include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. During our evaluation of our internal controls, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control over financial reporting is effective. For example, in connection with the audit of our consolidated financial statements as of and for the year ended December 31, 2023, our management and auditors identified a material weakness related to the Company’s processes to estimate costs used to calculate revenue related to its revenue license agreement. See “—We have identified material weaknesses in our internal control over financial reporting. If we fail to maintain effective internal controls, we may be unable to produce timely and accurate financial statements, and we may conclude that our internal control over financial reporting is not effective, which could adversely impact our investors’ confidence and our stock price.” We cannot assure you that we will be able to remediate such material weakness or that there will not be material weaknesses or significant deficiencies in our internal control over financial reporting in the future.

Any failure to maintain effective disclosure controls and internal control over financial reporting could severely inhibit our ability to accurately report our financial condition, or results of operations. If at any time we are unable to conclude that our disclosure controls and internal control over financial reporting are effective, or if our independent registered public accounting firm determines we have a material weakness or significant deficiency in our internal control over financial reporting, or if we are unable to remediate any existing weaknesses or deficiencies in a timely manner or at all, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of shares of our Class A common stock could decline, and we could be subject to sanctions or investigations by the Nasdaq Stock Market, the SEC, or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

We have identified a material weakness in our internal control over financial reporting. If we are unable to remediate this material weakness, or if we identify additional material weakness in the future or otherwise fail to maintain effective internal controls, we may be unable to produce timely and accurate financial statements, which could adversely impact our investors’ confidence and our stock price.

In connection with the audit of our consolidated financial statements as of and for the year ended December 31, 2023, management identified a material weakness related to the Company’s management review process over the estimated costs and time to completion and controls to validate completeness and accuracy of information used to calculate revenue and unearned revenue related to our license agreement. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

Although we are taking steps to improve our internal control over financial reporting and remediate these material weaknesses, we cannot assure you that the measures we have taken to date will be sufficient to avoid potential future material weaknesses.

If we identify new material weaknesses in our internal control over financial reporting, if we are unable to comply with the requirements of Section 404 of the Sarbanes-Oxley Act, if we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion that our internal control over financial reporting is effective in future periods, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected. As a result of such failures, we could also become subject to investigations by Nasdaq, the SEC or other regulatory authorities, and become subject to litigation from investors and stockholders, which could harm our reputation and financial condition or divert financial and management resources from our regular business activities.

GENERAL RISKS

Unfavorable global economic conditions could adversely affect our business.

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. For example, global political instability, supply chain issues, and inflation have caused significant volatility and uncertainty in U.S. and international markets. Uncertainty in the U.S. regarding the federal government’s debt ceiling and related budgetary matters may also cause volatility and uncertainty in the global markets. A severe or prolonged economic downturn could result in a variety of risks to our business, including weakened demand for our drug candidates and impaired ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers or result in supply disruption. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business, results of operations, financial condition, and prospects.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

We believe cybersecurity is a critical component of our enterprise risk management function. Our strategy regarding Information Security (“InfoSec”) includes a comprehensive, proactive, and sustainable risk-based approach, assessing the risk posed to the Company at the strategic, operational, financial, and reputational levels. We take appropriate preventive, detective, and response measures to mitigate these risks on a continuing basis.

Risk Management Process

Recursion’s approach to InfoSec is informed by the National institute of Standards and Technology (“NIST”) Cybersecurity Framework (“CSF”), which is a broad standards framework that provides direction and guidance to assess the Company’s InfoSec risk and implement InfoSec capabilities, and also provides measures of progress in areas that are relevant for the organization’s business objectives.

Risk Identification and Assessment

We have a dedicated InfoSec team that regularly reviews threat intelligence from various sources, including third-party InfoSec consultants, assesses the applicability of known threats and threat actor behavior and tactics to the Company, and assesses whether these threats pose risks to the Company. The InfoSec team then evaluates potentially appropriate administrative, technical, and physical controls to mitigate and reduce these risks within the appropriate business context and applies such controls where appropriate. We also have implemented a process to identify and mitigate risks from cybersecurity threats related to our use of third-party service providers.

These mitigation measures are detailed in the Company’s InfoSec Roadmap. Progress against this Roadmap and potential incidents are reviewed with management and the Company’s Audit Committee.

Risk Assurance

Our InfoSec team tests relevant controls and maintains industry standard attestations, including reports prepared by an independent AICPA-accredited auditor.

We also run regular cybersecurity exercises, such as penetration tests, to test the effectiveness of our controls. We use the results of these exercises to identify, evaluate, and prioritize potential areas of improvement through the InfoSec Roadmap.

Consequence Mitigation

We also test the Company’s InfoSec’s Incident Response control effectiveness through tabletop exercises facilitated by a third party. These exercises test the Company’s ability to detect and respond to cybersecurity incidents in a timely manner with a goal to reduce the impact of the cybersecurity incidents. Our InfoSec policies, processes and procedures are tested for completion and accuracy through these exercises. We use the results of these exercises to identify, evaluate, and prioritize potential areas of improvement identified through the InfoSec Roadmap.

We, like any technology company in the current environment, have experienced cybersecurity incidents in the past, but we have not experienced a cybersecurity incident which has been determined to be material. For additional information regarding whether any risks from cybersecurity threats are reasonably likely to materially affect our company, including our business strategy, results of operations, or financial condition, please refer to Item 1A, “Risk Factors,” in this annual report on Form 10-K, including the risk factors entitled “Risks Related to Our Platform and Data.”

Cybersecurity Governance

Our cybersecurity processes are overseen by the Audit Committee of the Board of Directors. The Audit Committee, through its charter, has express oversight of the Company’s cybersecurity processes, controls, and procedures and is responsible for monitoring and reviewing the Company’s mitigation efforts. The Audit Committee receives quarterly briefings from senior leadership, including our Chief Information Security Officer, regarding information security risk, strategy, and effectiveness and progress of the InfoSec program. The Audit Committee also reviews with management significant information security incidents for the period and associated remediation plans, and new or emerging information security risks. The Board of Directors is also provided an update quarterly on the Company’s cybersecurity risk, processes, and mitigation efforts.

The execution of the Company’s cybersecurity processes is overseen by a committee that includes our Chief Information Security Officer, Chief Financial Officer, Chief Operating Officer, General Counsel and Chief Technology Officer. This committee is responsible for the overall cybersecurity strategy and approving the cybersecurity processes, policies, and procedures, including the InfoSec Roadmap. The committee receives regular reports on the InfoSec strategy, risks, and mitigation efforts. It is also informed of any potential reportable information security incidents and is responsible for assessing the impact and approving remediation plans, as well as escalating to the Audit Committee or Board of Directors. Overall implementation of the cybersecurity strategy is executed across the enterprise by Recursion’s InfoSec team, which is supervised by the Chief Information Security Officer.

Item 2. Properties.

Recursion’s corporate headquarters are located at 41 S Rio Grande Street, Salt Lake City, Utah 84101 where we lease 99,172 square feet of office, dry and wet laboratory space. The laboratories include both traditional and automated laboratories for drug research. The current term of our lease expires in May 2028. We have entered into a lease for an additional 103,634 square feet of office, research and laboratory space adjacent to our corporate headquarters under a lease that expires in May 2032.

Recursion’s Canadian operations are headquartered at 336 Queen Street West, Toronto CA M5V 2A2, where we lease 28,110 square feet of office space. The current term expires in November 2032. In addition to our Canada headquarters in Toronto, we also have two leases in Montreal that house our semi-autonomous artificial intelligence engine, Valence Labs. Valence Labs leases an 8,367 square foot office and dry laboratory space located at 6666 Rue Saint-Urbain, Montreal CA H2S3H1 that expires in March 2029. Valence also has a research lounge located in the world renowned artificial intelligence and machine learning hub MILA. This office space hosts academic researchers.

We believe our facilities are adequate and suitable for our current needs and that, should it be needed, suitable additional or alternative space will be available to accommodate our operations.

Item 3. Legal Proceedings.

The Company may, from time to time, be involved in various legal proceedings arising in the normal course of business. An unfavorable resolution of any such matter could materially affect the Company’s future financial position, results of operations or cash flows. For more information pertaining to legal proceedings, see Part II, Item 8, Note 7, “Commitments and Contingencies,” which is incorporated herein by reference.

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

Recursion’s Class B and Exchangeable common stock are not listed on any stock exchange nor traded on any public market.

Stock performance graph

The following graph compares the cumulative total returns of Recursion, the Nasdaq Composite Index and the Nasdaq Biotechnology Index from our April 16, 2021 closing stock price (the date on which our common stock first began trading on the Nasdaq Global Select Market) through December 31, 2023. This graph assumes $100 was invested and the reinvestment of dividends, if any. The comparisons shown in the graph below are based upon historical data and are not necessarily indicative of future performance.

This performance graph is furnished and shall not be deemed "filed" with the SEC or subject to Section 18 of the Securities Exchange Act of 1934, as amended, nor shall it be deemed incorporated by reference in any of Recursion’s filings under the Securities Act of 1933, as amended.

Stockholders

There were 74 stockholders of record of Recursion Class A common stock as of January 31, 2024. The actual number of stockholders of our Class A common stock is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

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

Recent sales of unregistered securities

(a) Sales of Unregistered Securities

Acquisitions
In May 2023, the Company entered into an agreement to acquire Cyclica. The aggregate upfront consideration for the acquisition of Cyclica consisted of 5.8 million shares of Recursion Class A common stock, cash payments, 1.0 million shares issuable upon exercise of stock options held by Cyclica equity award holders and deferred liabilities. Approximately 182 thousand of the aforementioned Class A common stock consideration had not yet been issued as of December 31, 2023. A prospectus supplement to a registration statement (File No. 333-264845) was subsequently filed pursuant to Rule 424(b) on June 9, 2023, to register the resale of certain of such shares and the issuance of shares issuable upon exercise of certain such stock options. In addition, a registration statement on Form S-8 (File No. 333-272282) was filed on May 30, 2023 to register the issuance of shares issuable upon exercise of certain of such stock options.

Also in May 2023, the Company entered into an agreement to acquire Valence. The aggregate upfront consideration for the acquisition of Valence consisted of 2.2 million shares of Recursion Class A common stock, 4.4 million shares of a subsidiary of Recursion, exchangeable for shares of Recursion’s Class A common stock, 792 thousand shares issuable upon the exercise of stock options held by Valence equity award holders and deferred liabilities. A registration statement on Form S-3ASR (File No. 333-272281) was subsequently filed on May 30, 2023, to register the resale of certain of such shares and to register the issuance of shares issuable upon exercise of certain of such stock options and of shares issuable upon exchange of exchangeable shares. In addition, a registration statement on Form S-8 (File No. 333-272027) was filed on May 18, 2023 to register the issuance of shares issuable upon exercise of certain of such stock options.

NVIDIA Private Placement
On July 11, 2023, the Company issued an aggregate of 7.7 million shares (the “NVIDIA Shares”) of the Company’s Class A common stock at a purchase price of $6.49 per share in a private placement to NVIDIA Corporation for net proceeds of approximately $49.9 million (the “NVIDIA Private Placement”). The sale was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. In connection with the NVIDIA Private Placement, the Company and NVIDIA Corporation entered into a registration rights agreement, dated July 11, 2023, providing for the registration for resale of the NVIDIA Shares. A prospectus supplement to a registration statement (File No. 333-264845) was subsequently filed pursuant to Rule 424(b) on August 8, 2023, to register the resale of the NVIDIA Shares by NVIDIA Corporation.

Tempus Private Placement
In November 2023, the Company entered into a Master Agreement (the “Tempus Agreement”) with Tempus Labs, Inc. (“Tempus”) pursuant to which Tempus will provide certain services and deliverables to the Company and/or license certain data to the Company. Pursuant to the Tempus Agreement, on November 30, 2023, the Company issued to Tempus an aggregate of 3.2 million shares of the Company’s Class A Common Stock, (the “Tempus Shares”), in lieu of a cash payment of $22.0 million for the initial license fee owed to Tempus in exchange for the rights granted to the Company under the Tempus Agreement (the “Tempus Private Placement”). The sale was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. Pursuant to the terms of the Tempus Agreement, the Company subsequently filed a prospectus supplement to a registration statement (File No. 333-264845) pursuant to Rule 424(b) on December 15, 2023, to register the resale of the Tempus Shares by Tempus.

Stock Option Exercises
For the year ended December 31, 2023, we issued 242,000 shares of our Class A common stock to our employees, advisors and consultants upon the exercise of stock options under our Key Personnel Incentive Stock Plans for aggregate consideration of approximately $43,000, in reliance on the exemption provided by Rule 701(b)(2) promulgated under the Securities Act, or pursuant to Section 4(a)(2) under the Securities Act, relative to transactions by an issuer not involving any public offering, to the extent an exemption from such registration was required.

(b) Issuer Purchases of Equity Securities

None.

Item 6. [Reserved]

Recursion

ITEM 7.

Management's Discussion and Analysis of Financial Condition and Result of Operations

ImageXpress_Confocal_20

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

Overview

Recursion is a leading clinical stage TechBio company decoding biology to industrialize drug discovery. Central to our mission is the Recursion Operating System (OS), a platform built across diverse technologies that enables us to map and navigate trillions of biological, chemical and patient-centric relationships across over 50 petabytes of proprietary data. We frame this integration of the physical and digital components as iterative loops, where scaled ‘wet-lab’ biology, chemistry and patient-centric experimental data are organized by ‘dry-lab’ computational tools in order to identify, validate and translate therapeutic insights. We believe Recursion’s unbiased, data-driven approach to understanding biology will bring more, new and better medicines at higher scale and lower cost to patients.

There are three key value-drivers at Recursion:

1.An expansive pipeline of internally developed clinical and preclinical programs focused on precision oncology and genetically driven rare diseases with significant unmet need and market opportunities that could potentially exceed $1 billion in annual sales in some cases
2.Transformational partnerships with leading biopharma and technology companies to map and navigate intractable areas of biology, identify novel targets, and develop potential new medicines by using advanced computational and data resources
3.An industry-leading dataset intentionally designed to capitalize on computational tools and accelerate value created through our pipeline, partnerships and technology products

We drive value by scaling and leveraging the Recursion OS to generate, aggregate and integrate over 50 petabytes of data spanning large language model derived disease relevance and target-compound relationships, predicted protein-ligand binding interactions for ~36 billion compounds, over 200 million total staining and multi-timepoint live-cell (brightfield) phenomics experiments, over 700 thousand whole transcriptomics experiments, tens of thousands of ADME experiments using our automated DMPK module, InVivomics and multimodal precision oncology patient data. This dataset has been curated using over 50 human cell types, our cell manufacturing facility which has produced over 1 trillion hiPSC-derived neuronal cells since 2022, our in-house chemical library of over 1.7 million compounds, an in silico library of over 1 trillion small molecules and other capabilities. We have built proprietary software applications and AI/ML models within the Recursion OS which predict and navigate over 5 trillion biological and chemical relationships. With our approach and our team of over 500 Recursionauts that is balanced between life scientists and computational and technical experts, we endeavor to turn drug discovery into a search problem, where we map and navigate biology in an unbiased manner in order to translate insights into more, new and better medicines at higher scale and lower cost to patients.

Summary of Business Highlights

Platform
•Causal AI Modeling and Additional Datasets: We have been training causal AI models leveraging over 20 petabytes of multimodal precision oncology patient data from Tempus to support the discovery of potential biomarker-enriched therapeutics at scale. By combining the forward genetics approach of Tempus with the reverse genetics approach at Recursion, we believe we have an opportunity to improve the speed, precision, and scale of therapeutic development in oncology. This work has already resulted in a directed-oncology program against a novel gene/disease relationship in a large oncology indication. Recursion intends to operate both as a data generator and multimodal data aggregator. In the future, we intend to augment our dataset and hone the Recursion OS with germline genetic data, organoid technologies, and automated nano-synthesis technologies.
•LOWE (Large Language Model-Orchestrated Workflow Engine): LOWE is an LLM agent that represents the next evolution of the Recursion OS. LOWE supports drug discovery programs by orchestrating complex wet and dry-lab workflows via natural language prompts. These workflows are the steps and tools available in the Recursion OS, from finding significant relationships across biology, chemistry, and patient-centric data to generating novel compounds and scheduling them for synthesis and experimentation. Through its natural language interface and interactive graphics, LOWE can put state-of-the-art AI tools into the hands of every drug discovery scientist.

Pipeline
•Cerebral Cavernous Malformation (CCM) (REC-994): Our Phase 2 SYCAMORE clinical trial is a randomized, double-blind, placebo-controlled, safety, tolerability and exploratory efficacy study of REC-994 in participants with CCM. This trial was fully enrolled in June 2023 with 62 participants and the vast majority of participants who completed 12 months of treatment continue to elect to enter the long-term extension study. We expect to share Phase 2 data in Q3 2024.
•Neurofibromatosis Type 2 (NF2) (REC-2282): Our adaptive Phase 2/3 POPLAR clinical trial is a randomized, two part study of REC-2282 in participants with progressive NF2-mutated meningiomas. Part 1 of the study is ongoing and is exploring two doses of REC-2282 in approximately 23 adults and 9 adolescents, with enrollment in adults expected to complete in H1 2024. We expect to share Phase 2 safety and preliminary efficacy data in Q4 2024.
•Familial Adenomatous Polyposis (FAP) (REC-4881): Our Phase 1b/2 TUPELO clinical trial is an open label, multicenter, two part study of REC-4881 in participants with FAP. Part 1 is complete with FPI for Part 2 anticipated in H1 2024. We expect to share Phase 2 safety and preliminary efficacy data in H1 2025.
•AXIN1 or APC Mutant Cancers (REC-4881): Our Phase 2 LILAC clinical trial is an open label, multicenter study of REC-4881 in participants with unresectable, locally advanced or metastatic cancer with AXIN1 or APC mutations. This study was initiated at the end of 2023, with FPI anticipated in Q1 2024. We expect to share Phase 2 safety and preliminary efficacy data in H1 2025.
•Clostridioides difficile Infection (REC-3964): We conducted a Phase 1 healthy volunteer study to evaluate the safety, tolerability and PK of REC-3964 at increasing oral doses in comparison with placebo. REC-3964 was safe and well tolerated and there were no serious adverse events, deaths or TEAEs that led to discontinuation. REC-3964 is a first-in-class C.difficile toxin inhibitor and the first new chemical entity developed by Recursion, with promising preclinical efficacy data seen in relevant models (superiority versus bezlotoxumab). We expect to initiate a Phase 2 study in 2024.
•RBM39 HR-Proficient Ovarian Cancers and Other Solid Tumors: RBM39 is a novel CDK12-adjacent target identified by the Recursion OS. We intend to position our lead candidate as a single agent for the potential treatment of HR-proficient ovarian cancers and other HR-proficient solid tumors. As a result of our strategic collaboration with Tempus, we are leveraging genomic data across all tumor types to identify clinical biomarkers for patient expansion. We are advancing our lead candidate through IND-enabling studies with IND submission expected in H2 2024.
•Undisclosed Indication in Fibrosis (Target Epsilon): Phenotypic screening of human PBMCs identified novel and structurally diverse small molecules that reverse the phenotypic features of disease-state fibrocyte cells into those of healthy-state cells. The most promising compounds were confirmed as potent inhibitors of a novel target for fibrosis. This program originated under our initial fibrosis collaboration with Bayer and we have since in-licensed from Bayer all rights to this program which is now entering IND-enabling studies.

Partnerships

•Transformational Collaborations: We continue to advance efforts to discover potential new therapeutics with our strategic partners in the areas of undruggable oncology (Bayer) as well as neuroscience and a single indication in gastrointestinal oncology (Roche-Genentech). In the near-term, there is the potential for option exercises associated with partnership programs, option exercises associated with map building initiatives or data sharing, and additional partnerships in large, intractable areas of biology or technological innovation.
•Enamine: In December 2023, we entered a collaboration with Enamine to generate and design enriched compound libraries for the global drug discovery industry. By leveraging MatchMaker, a Recursion AI model, to identify compounds in the Enamine REAL Space (~36 billion chemical compounds) predicted to bind to high-value targets, we believe we can generate more powerful compound libraries for drug discovery purposes. Enamine may offer the resulting libraries to customers for purchase and will co-brand any libraries under both the Enamine and Recursion’s trademarks. This collaboration is an example of how select data layers can drive value in novel ways.

Financing and Operations

We were incorporated in November 2013. In April 2021, we closed our Initial Public Offering (IPO) and issued 27.9 million shares of Class A common stock at a price of $18.00 per share, raising net proceeds of $462.4 million. Prior to our IPO, we had raised $448.9 million in equity financing from investors in addition to $30.0 million in an upfront payment from our collaboration with Bayer AG (Bayer). In January 2022, we received an upfront payment of $150.0 million from our collaboration with Roche. See Note 9, “Collaborative Development Contracts” to the Consolidated Financial Statements for additional information on the collaborations. In October 2022, we issued 15.3 million shares of our Class A common stock at a purchase price of $9.80 per share in the 2022 private placement to qualified institutional buyers and institutional accredited investors (the Purchasers) for net proceeds of $143.7 million, after deducting fees and offering costs of $6.6 million. In July 2023, we issued an aggregate of 7.7 million shares of our Class A common stock at a purchase price of $6.49 per share in the 2023 Private Placement with

NVIDIA Corporation for net proceeds of approximately $50.0 million. See Note 8, “Common Stock” to the Consolidated Financial Statements for additional information on the private placements. During the year ended December 31, 2023, Recursion entered into an Open Market Sales Agreement (the “Sales Agreement”) with Jefferies LLC (the “Sales Agent”). For the year ended December 31, 2023, the Company has sold 12.0 million shares and received net proceeds of $78.2 million under the agreement. See Note 8, “Common Stock” to the Consolidated Financial Statements for additional information on the Sales Agreement.

We use the capital we have raised to fund operating and investing activities across platform research operations, drug discovery, clinical development, digital and other infrastructure, creation of our portfolio of intellectual property and administrative support. We do not have any products approved for commercial sale and have not generated any revenues from product sales. We had cash and cash equivalents of $391.6 million as of December 31, 2023. Based on our current operating plan, we believe that our cash and cash equivalents will be sufficient to fund our operations for at least the next twelve months.

Since inception, we have incurred significant operating losses. Our net losses were $328.1 million, $239.5 million and $186.5 million during the years ended December 31, 2023, 2022 and 2021, respectively. As of December 31, 2023, our accumulated deficit was $967.6 million.

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

Results of Operations

The following table summarizes our results of operations:

(in thousands, except percentages)	Years ended December 31,			2023 compared to 2022		2022 compared to 2021
	2023	2022	2021	$	%	$	%
Revenue
Operating revenue	$43,876	$39,681	$10,000	$4,195	10.6%	$29,681	>100%
Grant revenue	699	162	178	538	>100%	(16)	(9.0)%
Total revenue	44,575	39,843	10,178	4,733	11.9%	29,665	>100%

Operating costs and expenses
Cost of revenue	42,587	48,275	—	(5,688)	(11.8)%	48,275	n/m
Research and development	241,226	155,696	135,271	85,530	54.9%	20,425	15.1%
General and administrative	110,822	81,599	57,682	29,224	35.8%	23,917	41.5%
Total operating costs and expenses	394,635	285,570	192,953	109,066	38.2%	92,617	48.0%

Loss from operations	(350,060)	(245,727)	(182,775)	(104,333)	42.5%	(62,952)	34.4%
Other income (loss), net	17,932	6,251	(3,704)	11,681	>100%	9,955	n/m
Loss before income tax benefit	(332,128)	(239,476)	(186,479)	(92,652)	38.7%	(52,997)	28.4%
Income tax benefit	4,062	—	—	4,062	n/m	—	n/m
Net loss	$(328,066)	$(239,476)	$(186,479)	$(88,590)	37.0%	$(52,997)	28.4%

n/m = Not meaningful

Summary

Our financial performance during the year ended December 31, 2023 compared to 2022 included an increase in research and development costs due to increased platform costs as we have expanded and upgraded our capabilities, additionally for the year ended December 31, 2022 platform costs decreased due to a reallocation of spending to cost of revenue for our strategic partnerships.

Our financial performance during the year ended December 31, 2022 compared to 2021 included: (i) a decrease in platform research and development costs due to a reallocation of spending to cost of revenue for our strategic partnerships; (ii) an increase in revenue recognized due to our partnership with Roche; and (iii) the incurrence of cost of revenue due to our strategic partnerships. Additionally, our financial results reflected added funding to support our emerging early- and mid-stage pipeline assets.

Revenue

The following table summarizes our components of revenue:

	Years ended December 31,			2023 compared to 2022		2022 compared to 2021
(in thousands, except percentages)	2023	2022	2021	$	%	$	%
Revenue
Operating revenue	$43,876	$39,681	$10,000	$4,195	10.6%	$29,681	>100%
Grant revenue	699	162	178	538	>100%	(16)	(9.0)%
Total revenue	$44,575	$39,843	$10,178	$4,733	11.9%	$29,665	>100%

Operating revenue is generated through partnerships in which we perform research and development activities for customers. Generally, those arrangements provide our customers with certain rights related to the results of those research and development activities. We may also retain certain rights related to the results of those activities. Our revenue to-date relates primarily to the recognition over time of amounts received at inception of the partnerships. In addition, we are entitled to receive variable consideration as certain milestones are achieved. The timing of revenue recognition is not directly correlated to the timing of cash receipts.

For the year ended December 31, 2023, the increase in revenue compared to prior year was due to revenue recognized from our partnership with Roche, which has progressed from primarily cell type evaluation work to inference-based Phenomap building and additional cell type evaluation work. For the year ended December 31, 2022, the increase in revenue compared to prior year was due to revenue recognized from our partnership with Roche, which commenced in January 2022.

Cost of Revenue

The following table summarizes our cost of revenue:

(in thousands, except percentages)	Years ended December 31,			2023 compared to 2022		2022 compared to 2021
	2023	2022	2021	$	%	$	%
Total cost of revenue	$42,587	$48,275	$—	$(5,688)	(11.8)%	$48,275	n/m

n/m = Not meaningful

Cost of revenue consists of the Company’s costs to provide services for drug discovery required under performance obligations with partnership customers. These primarily include materials costs, service hours performed by our employees and depreciation of property and equipment.

For the year ended December 31, 2023, the decrease in cost of revenue compared to prior year was due to our partnership with Bayer, for which less brute-force work was required. For the year ended December 31, 2022, the increase in cost of revenue compared to prior year was due to our strategic partnerships. For the year ended

December 31, 2021, cost of revenue was insignificant and was included within “Research and development” in the Consolidated Statement of Operations.

Research and Development

The following table summarizes our components of research and development expense:

(in thousands, except percentages)	Years ended December 31,			2023 compared to 2022		2022 compared to 2021
	2023	2022	2021	$	%	$	%
Research and development expenses
Platform	$96,796	$41,765	$55,959	$55,031	>100%	$(14,194)	(25.4)%
Discovery	62,142	52,358	48,984	9,784	18.7%	3,374	6.9%
Clinical	57,564	46,820	21,841	10,744	22.9%	24,979	>100%
Stock based compensation	22,761	10,524	4,979	12,237	>100%	5,545	>100%
Other	1,963	4,229	3,508	(2,266)	(53.6)%	721	20.6%
Total research and development expenses	$241,226	$155,696	$135,271	$85,530	54.9%	$20,425	15.1%

Research and development expenses account for a significant portion of our operating expenses. These expenses arise from research and development activities that are not performed pursuant to a customer contract. We recognize research and development expenses as they are incurred. Research and development expenses consist of costs incurred in performing activities including:

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

For the year ended December 31, 2023, the increase in research and development expenses compared to the prior year was primarily due to increased platform costs as we have expanded and upgraded our capabilities in platform including our chemical technology, machine learning and transcriptomics platform.

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

General and Administrative Expense

The following table summarizes our general and administrative expense:

(in thousands, except percentages)	Years ended December 31,			2023 compared to 2022		2022 compared to 2021
	2023	2022	2021	$	%	$	%
Total general and administrative expenses	$110,822	$81,599	$57,682	$29,223	35.8%	$23,917	41.5%

We expense general and administrative costs as incurred. General and administrative expenses consist primarily of salaries; including employee benefits and stock-based compensation. General and administrative expenses also include facilities, depreciation, information technology, professional fees for auditing and tax, legal fees for corporate and patent matters and insurance costs.

For the year ended December 31, 2023, the increase in general and administrative expense compared to the prior year was primarily driven by an increase in salaries and wages of $12.4 million and increases in legal, software and depreciation expense.

For the year ended December 31, 2022, the increase in general and administrative expense compared to prior year was due to the growth in size of the Company’s operations including increased salaries and wages of $14.3 million, a fixed asset write-down of $2.8 million, increased rent expense of $2.4 million and increases in other administrative costs associated with operating a growing company.

Other Income (Loss), Net

The following table summarizes our components of other income (loss), net:

(in thousands, except percentages)	Years ended December 31,			2023 compared to 2022		2022 compared to 2021
	2023	2022	2021	$	%	$	%
Interest expense	$(97)	$(55)	$(2,952)	$(43)	78.4%	$2,897	(98.1)%
Interest income	19,116	6,254	73	12,862	>100%	6,181	>100%
Loss on debt extinguishment	—	—	(827)	—	n/m	827	(100.0)%
Other	(1,087)	52	2	(1,139)	(2174.7)%	51	>100%
Other income (loss), net	$17,932	$6,251	$(3,704)	$11,680	>100%	$9,956	n/m

n/m = Not meaningful

For the year ended December 31, 2023, the increase in other income (loss), net compared to the prior year was driven by an increase in interest income related to earnings on cash and cash equivalents in money market funds.

For the year ended December 31, 2022, the increase in other income (loss), net compared to the prior year was driven by a decrease in interest expense from a loan settlement and an increase in interest income from earnings on cash and cash equivalents in money market funds.

Liquidity and Capital Resources

Sources of Liquidity

We have not yet commercialized any products and do not expect to generate revenue from the sales of any product candidates for at least several years. Cash and cash equivalents totaled $391.6 million and $549.9 million as of December 31, 2023 and 2022, respectively.

We have incurred operating losses and experienced negative operating cash flows and we anticipate that the Company will continue to incur losses for at least the foreseeable future. Our net loss was $328.1 million, $239.5 million and $186.5 million during the years ended December 31, 2023, 2022 and 2021, respectively. As of December 31, 2023, we had an accumulated deficit of $967.6 million.

We have financed our operations through the private placements of preferred stock and Class A common stock issuances. As of December 31, 2023, we have received net proceeds of $448.9 million from the sale of preferred stock and $734.2 million from Class A common stock issuances. See Note 8, “Common Stock” to the Consolidated Financial Statements for additional details on Class A common stock issuances. Additionally, as of December 31, 2023, we have received proceeds of $183.0 million from our strategic partnerships. See Note 9, “Collaborative Development Contracts” to the Consolidated Financial Statements for additional details on the partnerships.

Cash Flows

The following table is a summary of the Consolidated Statements of Cash Flows:

	Years ended December 31,
(in thousands)	2023	2022	2021
Cash used in operating activities	$(287,780)	$(83,524)	$(158,614)
Cash provided by (used in) investing activities	(10,228)	193,249	(271,744)
Cash provided by financing activities	140,133	154,345	458,540

Operating Activities
Cash used by operating activities increased during the year ended December 31, 2023 as a result of an upfront payment of $150.0 million from our strategic partnership with Roche received during the year ended December 31, 2022.

Cash used by operating activities during the year ended December 31, 2022 included an upfront payment of $150.0 million from our strategic partnership with Roche. That cash inflow was offset by cash used for cost of revenue, research and development and general and administrative expenses.

Cash used by operating activities during the year ended December 31, 2021 increased compared to the prior year as a result of higher costs incurred for research and development and general and administrative expenses due to the Company’s growth.

Investing Activities
Cash used by investing activities during the year ended December 31, 2023 consisted primarily of purchases of property and equipment of $12.0 million, which includes $1.7 million for a project to upgrade the BioHive supercomputer and lab equipment purchases. The cash used was partially offset by $1.8 million of net cash acquired in the acquisition of a business.

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

Financing Activities
Cash provided by financing activities during the year ended December 31, 2023 primarily included proceeds of $128.1 million from common stock issuances. Financing inflows also included proceeds from equity incentive plans of $12.8 million.

Cash provided by financing activities during the year ended December 31, 2022 primarily included $143.7 million of net proceeds from the 2022 Private Placement. Financing cash flows also included proceeds from equity incentive plans of $10.7 million.

Cash provided by financing activities during the year ended December 31, 2021 primarily included $462.4 million of net proceeds from the IPO. Financing cash flows also included an outflow of $12.7 million for the repayment of long-term debt.

Critical Accounting Estimates and Policies

Our management’s discussion and analysis of financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). The preparation of our consolidated financial statements and related disclosures requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and expenses in our financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are described in more detail in the notes to our consolidated financial statements, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

We have generated revenue from our contracts with partners. Our partnerships often contain multiple components, including research and development services, licenses, options to obtain development and commercialization rights and options to obtain additional research and development services. Such arrangements may provide for various types of payments to us, including upfront fees, technical, development, regulatory and commercial milestone payments, licensing fees, option exercise fees and royalty and milestone payments on product sales. Determining how to recognize revenue from these partnerships involves judgment about whether promised goods and services are distinct from one another or should be accounted for as combined performance obligations, how to estimate and allocate various payment streams to performance obligations and how to measure performance on each performance obligation. Because of these judgments, payments are often not commensurate with the timing of revenue recognition.

Our operating revenue has primarily been generated through research and development agreements. Revenue from research and development agreements is recognized as the Company satisfies the performance obligation by transferring the promised services to the customer. The Company recognizes revenue over time by measuring the progress toward complete satisfaction of the relevant performance obligation using an appropriate input or output method based on the services promised to the customer. This method of recognizing revenue requires the Company to make estimates to determine the progress towards completion. A significant change in these estimates could have a material effect on the timing and amount of revenue recognized in future periods.

Valuation of Goodwill and Intangible Assets

Recursion has acquired and may continue to acquire significant intangible assets and goodwill in connection with business combinations. Amounts allocated to intangible assets and goodwill are based upon fair value estimates. We make estimates of fair value based upon assumptions believed to be reasonable and that of a market participant. These estimates are based on available historical information as well as future expectations and the estimates are inherently uncertain. The use of alternative estimates and assumptions could increase or decrease the estimated fair values, the amounts allocated to identifiable intangible assets acquired, future amortization expense and the value of goodwill.

Accrued Research and Development Expenses

As part of the process of preparing our financial statements, we are required to estimate our expenses resulting from our obligations under contracts with vendors and clinical research organizations. The financial terms of these contracts are subject to negotiations, which vary from contract to contract and may result in payment terms that do not match the periods over which materials or services are provided under such contracts. Our objective is to reflect the appropriate expenses in our financial statements by matching those expenses with the period in which services are performed and efforts are expended. We account for these expenses according to the timing of various aspects of the expenses and determine accrual estimates by taking into account discussions with applicable personnel and outside service providers as to the progress of clinical trials, or the services completed. During the course of a clinical trial, we adjust our clinical expense recognition if actual results differ from estimates. We make estimates of our accrued expenses as of each balance sheet date based on the facts and circumstances known to us at that time. Our clinical trial accruals are dependent upon the timely and accurate reporting of contract research organizations and other third-party vendors. Although we do not expect estimates to be materially different from amounts actually incurred, our understanding of the anticipated status and timing of services performed relative to the actual status and timing of services performed may vary and may result in reporting amounts that are too high or too low for any particular period.

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

Contractual Obligations

The Company’s material cash requirements include the following contractual obligations:

As of December 31, 2023, the Company had $1.1 million of debt outstanding. This balance is related to notes payable for tenant improvement allowances and the financing agreement for the supercomputer upgrade project. See Note 2, “Summary of Significant Accounting Policies” to the Consolidated Financial Statements for additional details.

As of December 31, 2023, the Company had $66.2 million of future lease commitments. See Note 5 “Leases” to the Consolidated Financial Statements for additional detail on future lease commitments.

As of December 31, 2023, the Company had $229.3 million of future purchase obligations, $91.3 million of which are expected to be payable within the next year. These commitments primarily related to third-party research services, materials and supplies for research and development activities.

Recently Issued and Adopted Accounting Pronouncements

See Note 2, “Summary of Significant Accounting Policies” to the Consolidated Financial Statements for information regarding recently issued and adopted accounting pronouncements.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk.

Interest rate risk

We are exposed to market risk related to changes in interest rates of our investment portfolio of cash and cash equivalents. As of December 31, 2023, our cash and cash equivalents consisted of money market funds. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in U.S. interest rates. A hypothetical 100 basis point decrease in interest rates as of December 31, 2023 would have an insignificant effect on net loss in the ensuring year.

Foreign currency exchange risk

Our employees and our operations are primarily located in the United States and Canada and our expenses are generally denominated in U.S. and Canadian dollars. We also have entered into a limited number of contracts with vendors for research and development services that have underlying payment obligations denominated in foreign currencies. We are subject to foreign currency transaction gains or losses on our contracts denominated in foreign currencies. To date, foreign currency transaction gains and losses have not been material to our financial statements, and we do not have a formal hedging program with respect to foreign currency. A 10% increase or decrease in current exchange rates would not have had a material effect on our financial results during the years ended December 31, 2023, 2022 and 2021.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Recursion Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Recursion Pharmaceuticals, Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, convertible preferred stock and stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 29, 2024 expressed an adverse opinion thereon.

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

Revenue Recognition – Operating Revenue
Description of the Matter
In connection with the Company’s collaboration and license agreement with Roche and Genentech to perform research and development services, revenue is recognized based on costs incurred relative to total expected costs to perform the research and development services. Significant inputs used to determine expected contract costs include the length of time required, service hours performed by Company employees, and materials costs. Accounting for the agreement involves judgment, particularly as it relates to estimating total costs to be incurred based on the scope of work and historical experience, among other factors.

Given the judgment necessary to estimate total costs, which is a significant factor in calculating the amount of revenue to recognize under the agreement during a period, auditing the Company’s total cost estimate required significant audit effort.

How We Addressed the Matter in Our Audit
To test the Company’s estimate of total costs, we obtained the agreement and evaluated the terms and conditions to understand the nature of the Company’s obligations under the agreement. We obtained and evaluated management’s estimate of total costs to be incurred by performing corroborating inquiries with the Company’s project scientists and financial analysts. We tested the mathematical accuracy of the costs to be incurred used in the revenue calculations. We also tested the reasonableness of costs underlying the total estimate by comparing the cost estimates to actual costs incurred.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2017.

Salt Lake City, Utah
February 29, 2024

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Recursion Pharmaceuticals, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Recursion Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, because of the effect of the material weakness described below on the achievement of the objectives of the control criteria, Recursion Pharmaceuticals, Inc. (the Company) has not maintained effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. Management has identified a material weakness in internal controls related to the company’s revenue and unearned revenue process.

As indicated in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Valence Discovery Inc. and Cyclica Inc., which are included in the 2023 consolidated financial statements of the Company and constituted 14% and 19% of total and net assets, respectively, as of December 31, 2023, and 2% and 4% of revenues and net loss, respectively, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Valence Discovery Inc. and Cyclica Inc.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, convertible preferred stock and stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2023 consolidated financial statements, and this report does not affect our report dated February 29, 2024, which expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Salt Lake City, Utah
February 29, 2024

Recursion Pharmaceuticals, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	December 31,
	2023	2022
Assets
Current assets
Cash and cash equivalents	$391,565	$549,912
Restricted cash	3,231	1,280
Other receivables	3,094	2,753
Other current assets	40,247	15,869
Total current assets	438,137	569,814

Restricted cash, non-current	6,629	7,920
Property and equipment, net	86,510	88,192
Operating lease right-of-use assets	33,663	33,255
Intangible assets, net	36,443	1,306
Goodwill	52,056	801
Other assets, non-current	261	—
Total assets	$653,699	$701,288

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$3,953	$4,586
Accrued expenses and other liabilities	46,635	32,904
Unearned revenue	36,426	56,726
Notes payable	41	97
Operating lease liabilities	6,116	5,952
Total current liabilities	93,171	100,265

Unearned revenue, non-current	51,238	70,261
Notes payable, non-current	1,101	536
Operating lease liabilities, non-current	43,414	44,420
Deferred tax liabilities	1,339	—
Total liabilities	190,263	215,482

Commitments and contingencies (Note 7)

Stockholders’ equity
Common stock, $0.00001 par value; 2,000,000,000 shares (Class A 1,989,032,117 and Class B 10,967,883) authorized as of December 31, 2023 and December 31, 2022; 234,270,384 shares (Class A 226,264,764, Class B 7,544,871 and Exchangeable 460,749) and 191,022,864 (Class A 183,209,655 and Class B 7,813,209 and Exchangeable —) issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	2	2
Additional paid-in capital	1,431,056	1,125,360
Accumulated deficit	(967,622)	(639,556)
Total stockholders’ equity	463,436	485,806

Total liabilities and stockholders’ equity	$653,699	$701,288

See the accompanying notes to these consolidated financial statements.

Recursion Pharmaceuticals, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Years ended December 31,
	2023	2022	2021
Revenue
Operating revenue	$43,876	$39,681	$10,000
Grant revenue	699	162	178
Total revenue	44,575	39,843	10,178

Operating costs and expenses
Cost of revenue	42,587	48,275	—
Research and development	241,226	155,696	135,271
General and administrative	110,822	81,599	57,682
Total operating costs and expenses	394,635	285,570	192,953

Loss from operations	(350,060)	(245,727)	(182,775)
Other income (loss), net	17,932	6,251	(3,704)
Loss before income tax benefit	(332,128)	(239,476)	(186,479)
Income tax benefit	4,062	—	—
Net loss	$(328,066)	$(239,476)	$(186,479)

Per share data
Net loss per share of Class A, B and Exchangeable common stock, basic and diluted	$(1.58)	$(1.36)	$(1.49)
Weighted-average shares (Class A, B and Exchangeable) outstanding, basic and diluted	207,853,702	175,537,487	125,348,110

See the accompanying notes to these consolidated financial statements.

Recursion Pharmaceuticals, Inc.
Consolidated Statements of Comprehensive Loss
(in thousands)

	Years ended December 31,
	2023	2022	2021
Net loss	$(328,066)	$(239,476)	$(186,479)

Unrealized gain (loss) on investments	—	87	(162)
Net realized loss on investments reclassified into net loss	—	39	36
Other comprehensive income (loss)	—	126	(126)
Comprehensive loss	$(328,066)	$(239,350)	$(186,605)

See the accompanying notes to these consolidated financial statements.

Recursion Pharmaceuticals, Inc.
Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity
(in thousands, except share amounts)

	Convertible Preferred Stock		Common Stock (Class A, B and Exchangeable)		Additional Paid-in-Capital	Accumulated Deficit	Accumulated other comprehensive loss	Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	112,088,065	$448,312	22,314,685	—	$7,312	$(213,601)	$—	(206,289)
Comprehensive loss	—	—	—	—	—	(186,479)	(126)	(186,605)
Common stock issuance for initial public offering, net of issuance costs	—	—	27,878,787	1	462,353	—	—	462,354
Conversion of preferred stock to common stock	(112,088,065)	(448,312)	115,598,018	1	448,311	—	—	448,312
Stock warrant exercises	—	—	343,609	—	3,512	—	—	3,512
Stock option exercises and other	—	—	4,137,363	—	6,812	—	—	6,812
Stock based compensation	—	—	—	—	14,842	—	—	14,842
Balance as of December 31, 2021	—	—	170,272,462	2	943,142	(400,080)	(126)	542,938
Comprehensive loss	—	—	—	—	—	(239,476)	126	(239,350)
Common stock issuance for private placement, net of issuance costs	—	—	15,336,734	—	143,711	—	—	143,711
Stock option exercises and other	—	—	5,413,668	—	10,598	—	—	10,598
Stock-based compensation	—	—			27,909	—	—	27,909
Balance as of December 31, 2022	—	—	191,022,864	2	1,125,360	(639,556)	—	485,806
Comprehensive loss	—	—	—	—	—	(328,066)	—	(328,066)
Stock option exercises and other	—	—	9,058,817	—	12,831	—	—	12,831
Stock-based compensation	—	—	—	—	53,503	—	—	53,503
Common stock sales issuances, net of issuance costs	—	—	19,658,963	—	128,093	—	—	128,093
Common stock and stock options issued for acquisitions	—	—	11,303,838	—	89,269	—	—	89,269
Common stock issued for Tempus agreement	—	—	3,225,902	—	22,000	—	—	22,000
Balance as of December 31, 2023	—	$—	234,270,384	2	$1,431,056	$(967,622)	$—	$463,436

See the accompanying notes to these consolidated financial statements.

Recursion Pharmaceuticals, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Years ended December 31,
	2023	2022	2021
Cash flows from operating activities
Net loss	$(328,066)	$(239,476)	$(186,479)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	24,402	11,756	8,405
Stock-based compensation	53,503	27,909	14,842
Asset impairment	1,188	2,806	—
Lease expense	8,063	7,730	—
Loss on debt extinguishment	—	—	827
Other, net	3,387	830	4,097
Changes in operating assets and liabilities:
Other receivables and assets	(7,756)	(2)	(5,376)
Unearned revenue	(41,076)	110,320	(10,000)
Accounts payable	(987)	1,767	1,745
Accrued development expense	2,705	522	561
Accrued expenses and other current liabilities	6,719	(576)	12,764
Operating lease liabilities	(9,862)	(7,110)	—
Net cash used in operating activities	(287,780)	(83,524)	(158,614)

Cash flows from investing activities
Net cash and restricted cash acquired in the acquisition of a business	1,844	—	—
Purchases of property and equipment	(11,955)	(37,059)	(39,798)
Purchase of an intangible asset	(597)	(300)	—
Purchases of investments	—	—	(301,137)
Sales and maturities of investments	480	230,608	69,191
Net cash provided by (used in) investing activities	(10,228)	193,249	(271,744)

Cash flows from financing activities
Proceeds from issuance of common shares, net of issuance costs	128,093	143,711	462,901
Proceeds from equity incentive plans and warrants	12,806	10,724	8,437
Repayment of long-term debt	(766)	(90)	(12,798)
Net cash provided by financing activities	140,133	154,345	458,540

Effect of exchange rate changes on cash, cash equivalents and restricted cash	188	(307)	—

Net change in cash, cash equivalents and restricted cash	(157,687)	263,763	28,182
Cash, cash equivalents and restricted cash, beginning of period	559,112	295,349	267,167
Cash, cash equivalents and restricted cash, end of period	$401,425	$559,112	$295,349

Supplemental disclosure of non-cash investing and financing information
Issuance of shares for the acquisitions of businesses	$89,269	$—	$—
Issuance of shares for Tempus agreement	22,000	—	—
Right-of-use asset additions and modifications	4,968	3,950	—
Accrued property and equipment	2,439	591	7,749
Conversion of preferred stock to common stock	—	—	448,312
Deferred issuance costs recorded in equity	—	—	547

Supplemental disclosure of cash flow information
Cash paid for operating leases	$9,862	$7,110	$—
Cash paid for interest	96	55	680

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

As of December 31, 2023, the Company had an accumulated deficit of $967.6 million. The Company expects to incur substantial operating losses in future periods and will require additional capital to advance its drug candidates. The Company does not expect to generate significant revenue until the Company successfully completes significant drug development milestones with its subsidiaries or in collaboration with third parties, which the Company expects will take a number of years. In order to commercialize its drug candidates, the Company or its partners need to complete clinical development and comply with comprehensive regulatory requirements. The Company is subject to a number of risks and uncertainties similar to those of other companies of the same size within the biotechnology industry, such as the uncertainty of clinical trial outcomes, uncertainty of additional funding and a history of operating losses.

The Company has funded its operations to date primarily through the issuance of convertible preferred stock and the issuance of Class A common stock (see Note 8, “Common Stock” for additional details). Additionally, the Company has received payments from its strategic partnerships (see Note 9, “Collaborative Development Contracts” for additional details). Recursion will likely be required to raise additional capital. As of December 31, 2023, the Company did not have any unconditional outstanding commitments for additional funding. If the Company is unable to access additional funds when needed, it may not be able to continue the development of its products or the Company could be required to delay, scale back or abandon some or all of its development programs and other operations. The Company’s ability to access capital when needed is not assured and, if not achieved on a timely basis, could materially harm its business, financial condition and results of operations.

Recursion believes that the Company’s existing cash and cash equivalents will be sufficient to fund the Company’s operating expenses and capital expenditures for at least the next 12 months.

Note 2. Summary of Significant Accounting Policies

Use of Estimates

The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP), which requires the Company to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those amounts. Significant estimates and assumptions include the estimated progress towards the satisfaction of performance obligations to record revenue, the valuation of goodwill and intangible assets, accrued research and development expenses and the fair value of stock-based awards issued.

Basis of Presentation

The consolidated financial statements include the accounts of Recursion and its wholly-owned subsidiaries that the Company controls. Intercompany balances and transactions have been eliminated in consolidation.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents. These financial instruments are primarily held at two U.S. financial institutions that management believes are of high credit quality. Recursion’s primary bank accounts significantly exceed the federally insured limits.

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

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents includes bank deposits held in checking accounts and money market funds. Short-term highly liquid investments with maturities of three months or less at the time of purchase are classified as cash and cash equivalents.

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

Property and Equipment

Property and equipment is carried at acquisition cost less accumulated depreciation. The cost of normal, recurring or periodic repairs and maintenance activities related to property and equipment are expensed as incurred.
Depreciation is computed using the straight-line method based on the estimated useful lives of the assets. The estimated useful lives by asset classification are generally as follows:

Office Equipment	5 years
Lab Equipment	7 years
Leasehold Improvements	Lesser of 15 years or the remainder of the lease

Property and equipment are reviewed for impairment as discussed below under Long-Lived Assets Impairment.

Long-Lived Assets Impairment

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

Goodwill Impairment

Annually, the Company tests its goodwill for impairment by first assessing qualitative factors to determine whether it is more likely than not that the fair value is less than its carrying amount. Some of the factors considered in the assessment include general macro-economic conditions, conditions specific to the industry and market, cost factors, the overall financial performance and whether there have been sustained declines in the Company's share price. If the Company concludes it is more likely than not that the fair value of the reporting unit is less than its carrying amount, a quantitative impairment test is performed.

For its quantitative impairment tests, the Company uses an estimated future cash flow approach that requires significant judgment with respect to future volume, revenue and expense growth rates, changes in working capital use, the selection of an appropriate discount rate and other assumptions and estimates. The estimates and assumptions used are consistent with the Company's business plans and a market participant's views. The use of alternative estimates and assumptions could increase or decrease projected cash flows and the estimated fair value.

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

Accruals for Research and Development Expenses and Clinical Trials

As part of the process of preparing its financial statements, the Company is required to estimate its expenses resulting from obligations under contracts with vendors and clinical research organizations. The financial terms of these contracts are subject to negotiations, which vary from contract to contract and may result in payment terms that do not match the periods over which materials or services are provided for under such contracts. The Company’s policy is to record these expenses during the period in which services are performed and efforts are expended. The Company determines accrual estimates by taking into account discussions with applicable personnel and outside service providers as to the progress of clinical trials, or the services completed. During the course of a clinical trial, the Company adjusts its clinical expense recognition if actual results differ from its estimates. The Company makes estimates of its accrued expenses as of each Consolidated Balance Sheet date based on the facts and circumstances known to it at that time. The actual expenses could be different from the amounts accrued.

Leases

The Company rents facilities under operating lease agreements and recognizes rent expense on a straight-line basis over the term of the lease. Certain lease agreements contain tenant improvement allowances, rent holidays, scheduled rent increases and renewal options. Rent holidays and scheduled rent increases are included in the determination of rent expense. Certain leases also include provisions for variable lease payments which are based on, but not limited to, maintenance, insurance, taxes and usage-based amounts. Recursion recognizes these costs as they are incurred.

Right-of-use assets and lease liabilities are recognized based on the present value of lease payments over the lease term at the lease commencement date. Present value is determined using an incremental borrowing rate when the rate implicit in the lease is not readily determinable. The incremental borrowing rate is equal to the rate of interest that Recursion would have to pay to borrow on a collateralized basis over a similar term in an amount equal to the lease payments in a similar economic environment. Renewals are not included in the determination of the lease term unless they are determined to be reasonably certain to be exercised at the commencement date of the lease. The Company recognizes rent expense beginning on the date the Company obtains the legal right to use and control the leased space. Recursion classifies leases as operating or finance at the lease commencement date. All outstanding leases are operating leases.

The Company has elected to apply the practical expedient for short-term leases whereby Recursion does not recognize a lease liability and right-of-use asset for leases with a term of less than 12 months. The Company has also elected to not separate consideration in the contract between lease and non-lease components of a contract that contains a lease. Right-of-use assets and lease liabilities are remeasured upon certain remeasurement events using the present value of remaining lease payments and estimated incremental borrowing rate upon lease modification. For operating leases that commenced prior to the Company’s adoption of Topic 842, Recursion measured the lease liabilities and right-of-use assets using the incremental borrowing rate as of January 1, 2022.

Revenue Recognition

Operating revenue has primarily been generated through research and development agreements (see Note 9, “Collaborative Development Contracts” for additional details). Revenue for research and development agreements is recognized as the Company satisfies a performance obligation by transferring the promised services to the customer. The Company recognizes revenue over time by measuring the progress toward complete satisfaction of the relevant performance obligation using an appropriate input or output method based on the services promised to the customer. This method of recognizing revenue requires the Company to make estimates of the work required to complete the performance obligation in order to determine the progress towards completion. A significant change in these estimates could have a material effect on the timing and amount of revenue recognized in future periods.

The Company may also provide options in its agreements under which a partner could request that Recursion provide additional services in the future. Recursion evaluates whether these options are material rights at the inception of the agreement. If the Company determines an option is a material right, Recursion will consider the option a separate performance obligation. Historically, the Company has concluded that options granted to license in the future or to provide additional services are not material rights because these items are contingent upon future events that may not occur and are not priced at a significant discount.

Cost of Revenue

Cost of revenue consists of the Company’s costs to provide services for drug discovery required under performance obligations with partnership customers. These primarily include materials costs, service hours performed by the Company’s employees and depreciation of property and equipment. Consumables purchased to be used in the future to satisfy performance obligations are recognized on the Consolidated Balance Sheet until consumed.

Research and Development

Research and development expenses comprise of costs incurred in performing research and development activities other than those performance pursuant to contracts with customers, including drug discovery and development studies, external research and the purchase of laboratory supplies. The Company recognizes expenses associated with third-party contracted services based on the completion of activities as specified in the applicable contracts. Upon the termination of contracts with third-parties, the Company’s financial obligations are generally limited to costs incurred or committed to date. Any advance payments for goods or services to be used or rendered in future research and product development activities are classified as prepaid expenses until the goods or services are rendered.

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

The grant date fair value of RSUs is determined using the market price of the Company’s common stock at grant date. For stock-based awards with a market condition, the grant date fair value is determined using a Monte Carlo simulation and stock-based compensation expense is recognized using the accelerated attribution method over the implied service period. When a market condition is satisfied in a period before the end of the implied service period, any remaining unrecognized compensation cost is recognized. Stock-based compensation is recorded in cost of revenue, research and development expense and general and administrative expense based on the role of the employee.

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

Recent Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2023-9, Income Taxes (Topic 740). The new standard updates disclosure requirements for Accounting Standards Codification (ASC) 740 primarily by requiring additional information in the income tax rate reconciliation and additional disclosures about income taxes paid. This standard will be effective for Recursion starting the annual period ending December 31, 2025. Early adoption is permitted for annual financial statements that have not yet been issued. The amendments can be applied on a prospective or retrospective basis. The adoption of this standard will not impact Recursion’s consolidated balance sheet and statement of operations.

In November 2023, the FASB issued ASU No. 2023-7, Segment Reporting (Topic 280). The standard requires new disclosures related to ASC 280 including: disclosing significant segment expenses by category; requiring all the ASC 280 disclosures for Companies with a single reportable segment and; requiring an increased frequency of the ASC 280 disclosures. Recursion must apply the amendments retrospectively to each prior reporting period presented. This standard will be effective for Recursion starting the annual period ending December 31, 2024. Early adoption is permitted. The adoption of this standard will not impact Recursion’s consolidated balance sheet and statement of operations.

On January 1, 2022, Recursion adopted ASU No. 2016-02, Leases (Topic 842). Under ASC 842, lessees are required to recognize a right-of-use asset and a lease liability on the balance sheet for all leases with terms greater than 12 months. The guidance also expanded the disclosure requirements of lease arrangements. The Company adopted ASC 842 using the modified retrospective method. Recursion elected the following practical expedients when assessing the transition impact: i) not to reassess whether any expired or existing contracts as of the adoption date are or contain leases; ii) not to reassess the lease classification for any expired or existing leases as of the adoption date; and iii) not to reassess initial direct costs for any existing leases as of the adoption date.

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

Note 3.    Supplemental Financial Information

Tempus agreement

In November 2023, Recursion entered into a five-year agreement with Tempus Labs, Inc. (Tempus) to purchase access to their records of patient-centric multimodal oncology data and use rights for therapeutic development purposes. This data will be used to improve the training of Recursion’s artificial intelligence and machine learning models and is expected to accelerate Recursion’s drug discovery process. Recursion is making annual payments, ranging between $22.0 million and $42.0 million, up to $160.0 million in aggregate, to Tempus in cash or equity at the Company’s option. The equity value is determined by using the seven-trading day period dollar volume-weighted average price (VWAP) for Recursion Class A common stock ending on the day immediately preceding the date that is five business days prior to the payment date.

Recursion is expensing the record purchases as “Research and Development” expenses in the Consolidated Statements of Operations as the records are purchased. To the extent that the Recursion payments to Tempus are greater than or less than the records purchased amount, Recursion records the applicable amount to “Other Current Assets” or “Accrued Expenses and Other Liabilities” on the Consolidated Balance Sheet, respectively. As of December 31, 2023, Recursion had recorded $16.0 million within “Other current assets” on the Consolidated Balance Sheet related to the Tempus agreement.

Property and Equipment

	December 31,
(in thousands)	2023	2022
Lab equipment	$60,096	$47,524
Leasehold improvements	45,929	41,872
Office equipment	22,126	20,164
Construction in progress	3,231	8,747
Property and equipment, gross	131,382	118,307
Less: Accumulated depreciation	(44,872)	(30,115)
Property and equipment, net	$86,510	$88,192

Depreciation expense on property and equipment was $15.9 million, $11.4 million and $8.8 million during the years ended December 31, 2023, 2022 and 2021, respectively. The Company recorded an impairment of $1.2 million and $2.8 million during the years ended December 31, 2023 and 2022, respectively, related to construction projects for leasehold improvements as the Company no longer intended to use them. The impairments were recorded in “General and Administrative” in the Consolidated Statements of Operations.

For the year ended December 31, 2023, the Company initiated and completed a project to upgrade the BioHive supercomputer for $1.7 million. The supercomputer was classified as office equipment in the above table. The increase in lab equipment from the prior year was driven by the completion of several labs in the headquarters expansion. The majority of the balance was included in construction in progress in the prior year.

For the year ended December 31, 2022, the increase in lab equipment from the prior year was driven by investments in the Company’s chemical technology, machine learning and transcriptomics platform. The increase in leasehold improvements from the prior year was primarily driven by the completion of the headquarters expansion. The construction in progress balance primarily related to lab equipment under construction.

Accrued Expenses and Other Liabilities

	December 31,
(in thousands)	2023	2022
Accrued compensation	$22,888	$20,433
Accrued development expenses	6,077	3,372
Accrued early discovery expenses	2,570	3,192
Accrued construction	2,439	591
Materials received not invoiced	2,432	2,028
Accrued other expenses	10,229	3,288
Accrued expense and other liabilities	$46,635	$32,904

Notes Payable

In January 2023, the Company entered into a financing agreement for borrowing $1.9 million as part of the supercomputer upgrade project. The debt will be repaid over a three-year period at a 7% interest rate. As of December 31, 2023, the outstanding balance was $606 thousand.

In 2018, the Company borrowed $992 thousand, which was available as part of a lease agreement for use on tenant improvements. The note will be repaid over a 10-year period at an 8% interest rate. As of December 31, 2023, the outstanding balance was $536 thousand.

Interest Income (Expense), net

	Years ended December 31,
(in thousands)	2023	2022	2021
Interest expense	$(97)	$(55)	$(2,952)
Interest income	19,116	6,254	73
Interest income (expense), net	$19,019	$6,199	$(2,879)

For the years ended December 31, 2023 and 2022, interest income primarily related to earnings on cash and cash equivalents in money market funds. For the year ended December 31, 2021, interest expense primarily related to changes in fair value of Series A and B warrants. Interest income and expense were included in “Other income (loss), net” on the Consolidated Statements of Operations.

Note 4. Acquisitions
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

The acquisition of Valence was accounted for as a business combination using the acquisition method of accounting. The aggregate upfront consideration for the acquisition of Valence consisted of 2.2 million shares of Recursion Class A common stock, 4.4 million shares of a subsidiary of Recursion, exchangeable for shares of

Recursion’s Class A common stock, 792 thousand shares issuable upon exercise of stock options held by Valence equity award holders and deferred liabilities for additional consideration. An insignificant number of the aforementioned shares of consideration had not yet been issued as of December 31, 2023.The final number of shares to be issued has not yet been finalized and so are subject to change.

The following table summarizes total consideration:

(in thousands)
Fair value of Recursion Class A common stock	$11,096
Fair value of Exchangeable stock	22,473
Fair value of equity awards issued to Valance equity award holders	1,933
Deferred liabilities for additional consideration	396
Total consideration	$35,898

The following table summarizes the fair value of assets acquired and liabilities assumed as of the acquisition date:

(in thousands)
Cash	$4,235
Other receivables	536
Intangible asset - technology	15,000
Accounts payable and accrued liabilities	(872)
Deferred income taxes	(3,265)
Total identifiable net assets	$15,634
Goodwill	20,264
Total assets acquired and liabilities assumed	$35,898

The intangible asset related to Valence’s ML and AI digital chemistry platform. The estimated fair value of the intangible asset was determined using a cost approach. This valuation technique provides the fair value of an asset based on estimates of the total costs to develop the technology. Significant inputs used to determine the total cost includes the length of time required, service hours performed by Company employees and the estimated obsolescence. The technology intangible asset is being amortized on a straight-line basis over its four-year useful life.

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

Recursion’s consolidated statement of operations for the year ended December 31, 2023 included no net revenue and a $6.8 million operating loss associated with Valence’s operations. As the acquisition occurred in May 2023, the Company is still finalizing the allocation of the purchase price to the individual assets acquired and liabilities assumed. The allocation of the purchase price included in the current period balance sheet is based on the best estimate of management and is preliminary and subject to change. The primary areas subject to change relate to the valuation of the intangible asset, other receivables and deferred taxes. To assist management in the allocation, the Company engaged external specialists. The Company will finalize the amounts recognized as the information necessary to complete the analysis is obtained. The Company expects to finalize these amounts as soon as possible but no later than one year from the acquisition date.

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

The acquisition of Cyclica was accounted for as a business combination using the acquisition method of accounting. The aggregate upfront consideration for the acquisition of Cyclica consisted of 5.8 million shares of Recursion Class A common stock, cash payments, 1.0 million shares issuable upon exercise of stock options held by Cyclica equity award holders and deferred liabilities for additional consideration. Approximately 182 thousand of the aforementioned shares of Class A common stock consideration had not yet been issued as of December 31, 2023.

The following table summarizes total consideration:

(in thousands)
Fair value of Recursion Class A common stock	$49,915
Cash	6,505
Fair value of equity awards issued to Cyclica equity award holders	3,852
Deferred liabilities for additional consideration	344
Total consideration	$60,617

The following table summarizes the fair value of assets acquired and liabilities assumed as of the acquisition date:

(in thousands)
Cash	$2,429
Restricted cash	1,685
Other receivables	741
Investments	1,000
Other current assets	385
Intangible assets - technology	28,000
Accounts payable and accrued liabilities	(579)
Unearned revenue	(1,754)
Deferred income taxes	(2,075)
Other liabilities, current	(66)
Other liabilities, non-current	(139)
Total identifiable net assets	$29,627
Goodwill	30,990
Total assets acquired and liabilities assumed	$60,617

The intangible assets are related to Cyclica’s digital chemistry platforms. The estimated fair value of the intangible assets were determined using a cost approach. This valuation technique provides the fair value of an asset based on estimates of the total costs to develop the technology. Significant inputs used to determine the total cost includes the length of time required, service hours performed by Company employees and the estimated obsolescence. The technology intangible assets are being amortized on a straight-line basis over their three-year useful lives.

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

Recursion’s consolidated statement of operations for the year ended December 31, 2023 included immaterial net revenue and a $9.6 million operating loss associated with Cyclica’s operations. As the acquisition occurred in May 2023, the Company is still finalizing the allocation of the purchase price to the individual assets acquired and liabilities assumed. The allocation of the purchase price included in the current period balance sheet is based on the best estimate of management and is preliminary and subject to change. The primary areas subject to change relate to the valuation of the intangible assets, other receivables and deferred taxes. To assist management in the allocation, the Company engaged external specialists. The Company will finalize the amounts recognized as the information necessary to complete the analysis is obtained. The Company expects to finalize these amounts as soon as possible but no later than one year from the acquisition date.

Pro forma financial information

The following table presents the unaudited pro forma combined results of operations of Recursion, Valence and Cyclica as if the acquisitions had occurred on January 1, 2022:

	Years ended December 31,
(in thousands)	2023	2022
Net revenue	$44,861	$40,517
Net loss	(336,603)	(273,889)

The unaudited pro forma financial information was prepared using the acquisition method of accounting and was based on the historical financial information of Recursion, Valence and Cyclica. In order to reflect the occurrence of the acquisitions on January 1, 2022 as required, the unaudited pro forma financial information includes adjustments to reflect the incremental amortization expense to be incurred based on the fair values of the identifiable intangible assets acquired, the additional stock compensation expense associated with the issuance of equity compensation related to the acquisitions and the reclassification of acquisition costs incurred during the year ended December 31, 2023 to the year ended December 31, 2022. The unaudited pro forma financial information is not necessarily indicative of what the consolidated results of operations would have been had the acquisitions been completed on January 1, 2022. In addition, the unaudited pro forma financial information is not a projection of the future results of operations of the combined company nor does it reflect the expected realization of any cost savings or synergies associated with the acquisitions.

Note 5.    Leases

The Company has entered into various long-term real estate leases primarily related to office, research and development and operating activities. The Company’s leases have remaining terms from under 1 to 9 years and some of those leases include options that provide Recursion with the ability to extend the lease term for five years. The options are included in the lease term when it is reasonably certain that the option will be exercised.

For the year ended December 31, 2023, Recursion entered into lease modifications resulting in an increase to the right-of-use asset and lease liability of $3.4 million. The modifications had no impact to the Consolidated Statements of Operations. For the year ended December 31, 2022, Recursion entered into lease modifications resulting in a decrease to the right-of-use assets and lease liabilities of $2.7 million and $2.8 million, respectively. The modifications resulted in an insignificant impact to the Consolidated Statements of Operations.

In May 2022, the Company entered into a lease agreement for laboratory and office space in Toronto, Ontario with approximately 28,110 square feet (the “Toronto Lease”). This lease was separated into multiple lease components based on the intended use of the portions of the space. For some of those components, the right of use began May 2022 when the control of the assets was obtained. The right of use for the remaining component began in June 2023 when the control of the asset was obtained. The Toronto Lease terms for each component are ten years with a five-year renewal option. The Toronto Lease includes provisions for escalating rent payments and a tenant improvement allowance of up to $1.6 million. Total fixed payments are expected to be approximately $11.1 million with additional variable expenses, including building expenses.

See Note 7, “Commitments and Contingencies” for information on the Industry lease.

The components of the lease cost are as follows:

	Years ended December 31,
(in thousands)	2023	2022
Operating lease cost	$8,144	$7,793
Variable lease cost	2,116	1,070
Short-term lease cost	139	—
Lease cost	$10,399	$8,863

Lease term and discount rates were:

	Years ended December 31,
(in thousands)	2023	2022
Operating leases
Weighted-average remaining lease term (years)	6.7	7.6
Weighted-average discount rate	7.8%	7.3%

Maturities of operating lease liabilities as of December 31, 2023 were:

(in thousands)	Operating leases
2024	$10,059
2025	10,399
2026	10,526
2027	10,769
2028	7,397
Thereafter	17,014
Total lease payments	66,164
Less: imputed interest	(16,634)
Present value of lease liabilities	$49,530

Total rent expense was $6.4 million during the year ended December 31, 2021.

Note 6.    Goodwill and Intangible Assets

Goodwill

The following table summarizes the changes in the carrying amount of goodwill:

(in thousands)
Balance as of December 31, 2022	$801
Additions from acquisitions	51,255
Balance as of December 31, 2023	$52,056

The additions to goodwill relate to the acquisition of Cyclica and Valence during the year ended December 31, 2023. See Note 4, “Acquisitions” for additional details. There were no changes to the carrying amount of goodwill during the years ended December 31, 2022 and 2021. No goodwill impairment was recorded during the years ended December 31, 2023, 2022 and 2021.

Intangible Assets, Net

The following table summarizes intangible assets:

	December 31, 2023			December 31, 2022
(in thousands)	Gross carrying amount	Accumulated Amortization	Net carrying amount	Gross carrying amount	Accumulated Amortization	Net carrying amount
Definite-lived intangible assets	$44,426	$(8,969)	$35,457	$1,211	$(809)	$402
Indefinite-lived intangible assets	986	—	986	904	—	904
Intangible assets, net	$45,412	$(8,969)	$36,443	$2,115	$(809)	$1,306

The definite-lived intangible assets balance increased during the year ended December 31, 2023 due to the Company’s acquisitions. See Note 4, “Acquisitions” for additional details on the intangible assets acquired.

Amortization expense was $8.5 million, $379 thousand and $304 thousand during the years ended December 31, 2023, 2022 and 2021, respectively. Amortization expense was included in “Research and Development” in the Consolidated Statements of Operations. Amortization expense for the definite-lived intangible assets will be recognized over approximately the next 2.8 years.

The estimated annual amortization expense for the definite-lived intangible assets recorded as of December 31, 2023 is as follows:

(in thousands)	2024	2025	2026	2027	2028
Estimated annual amortization expense	$13,379	$13,116	$7,672	$1,283	$7

The indefinite-lived intangible assets primarily represent the Recursion domain name that the Company purchased. No indefinite-lived intangible asset impairment charges were recorded during the years ended December 31, 2023, 2022 and 2021.

Note 7. Commitments and Contingencies

Indemnification

The Company has agreed to indemnify its officers and directors for certain events or occurrences, while the officer or director is or was serving at the Company’s request in such capacity. The Company purchases directors and officers liability insurance coverage that provides for reimbursement to the Company for covered obligations and this is intended to limit the Company’s exposure and enable it to recover a portion of any amounts it pays under its indemnification obligations. The Company had no liabilities recorded for these agreements as of December 31, 2023 and December 31, 2022, as no amounts were probable.

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

In February 2021, the Company entered into a lease agreement for laboratory and office space (the Industry Lease) with Industry Office SLC, LLC (the landlord). In March 2023, the Company sent a letter to the landlord detailing numerous construction delays and irregularities, deficiencies and deviations from applicable structural drawings and/or non-conforming conditions with applicable building codes. On June 23, 2023, the landlord filed a lawsuit against the Company (Industry Office SLC, LLC v. Recursion Pharmaceuticals, Inc., Case No. 230904627) in the Third District Court for Salt Lake County, State of Utah (the Court), alleging anticipatory repudiation and breach of contract. The Plaintiff seeks monetary damages and attorney’s fees. In July 2023, the Company filed a motion to dismiss. In September 2023, Recursion was granted its motion to dismiss, and the Court provided the landlord until October 23, 2023, to amend and re-file the dismissed complaint. On October 23, 2023, the landlord filed an amended complaint again alleging anticipatory repudiation, breach of contract and breach of the implied covenant of good faith and fair dealing (the Amended Complaint), and seeks monetary damages and attorney’s fees. In November 2023, the Company filed a motion to dismiss the Amended Complaint. The Court set a hearing on the Company’s motion to dismiss on March 29, 2024. As of December 31, 2023, the Company had no liability recorded for these events as an unfavorable outcome was not probable.

In connection with the Industry Lease, in September 2023, the Company filed claims in the Court against the landlord alleging, among other things, breach of contract and fraudulent misrepresentation (the Counterclaims). In October 2023, the landlord filed an answer and denied the Company’s allegations asserted in the Counterclaims. The Company and the landlord are currently engaged in discovery. On October 27, 2023, the Company filed a motion for partial judgment on the pleadings, seeking judgment on one of its four counterclaims. The Court set a hearing on the Company’s motion for partial judgment on the pleadings on March 29, 2024.The Company is unable to estimate the possible amount or range of amounts associated with the Counterclaims.

Note 8. Common Stock

Each share of Class A common stock entitles the holder to one vote per share and each share of Class B common stock entitles the holder to 10 votes per share on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the Company’s Board of Directors. As of December 31, 2023 and December 31, 2022, no dividends had been declared.

At-The-Market Offering

In August 2023, the Company entered into an Open Market Sales Agreement (the “Sales Agreement”) with Jefferies LLC (the “Sales Agent”), to provide for the offering, issuance and sale of up to an aggregate amount of $300.0 million of its Class A common stock from time to time in “at-the-market (ATM)” offerings. As of December 31, 2023, an amount of $219.4 million remained available for future sales under the Sales Agreement. The Company has sold 12.0 million shares and received net proceeds of $78.2 million under the agreement as of December 31, 2023. Recursion is not required to sell additional shares under the Sales Agreement. The Company pays the Sales Agent a commission of up to 3% of the aggregate gross proceeds received from all sales of Class A common stock. The Sales Agreement continues until the earlier of selling all shares available under the Sales Agreement or terminated by written notice from either of the parties. The ATM Offering is being made under a prospectus supplement dated August 8, 2023, and related prospectus filed with the Securities and Exchange Commission pursuant to our automatically effective shelf registration statement on Form S-3ASR (Registration No. 333-264845).

NVIDIA Private Placement

In July 2023, Recursion entered into a Stock Purchase Agreement for a private placement with NVIDIA Corporation (2023 Private Placement), pursuant to which the Company sold an aggregate of 7.7 million shares of the Company’s Class A common stock at a price of $6.49 per share for net proceeds of approximately $49.9 million.

Valence Acquisition Exchangeable Shares

In May 2023, in connection with the acquisition of Valence, the Company entered into an agreement to issue up to 5.9 million shares of Class A common stock (the “Exchange Shares”), that may be issued upon exchange, retraction or redemption of exchangeable shares of a subsidiary of Recursion. Each exchangeable share of the subsidiary of Recursion entitles the holder to exchange those shares on a one-for-one basis for Recursion’s Class A common stock. The shares are entitled to receive dividends economically equivalent to dividends declared by Recursion, are non-voting and are subject to customary adjustments for stock splits or other reorganizations. In addition, the Company may require all outstanding exchangeable shares to be exchanged into an equal number of Class A common stock upon the occurrence of certain events and at any time following the seventh anniversary of the closing of the Valence acquisition. The exchangeable shares are substantially the economic equivalent of the Class A shares and classified as common stock within the Company’s stockholders’ equity. The Company’s calculation of weighted-average shares outstanding includes the exchangeable shares. As of December 31, 2023, 3.6 million Exchangeable shares have been redeemed for Class A shares.

2022 Private Placement

In October 2022, Recursion issued 15.3 million shares of the Company’s Class A common stock at a purchase price of $9.80 per share in a private placement (the 2022 Private Placement) to qualified institutional buyers and institutional accredited investors (the Purchasers) for net proceeds of $143.7 million, after deducting fees and offering costs of $6.6 million.

Registration Rights Agreements

Tempus agreement
In November 2023, in connection with the Tempus Agreement, the Company agreed to prepare and file a registration statement (or a prospectus supplement to an effective registration statement on Form S-3ASR that will become automatically effective upon filing with the SEC pursuant to Rule 462(e)) with the SEC, for resale of the shares of Class A common stock issued or issuable under the Tempus Agreement. A prospectus supplement to a registration statement (File No. 333-264845) was subsequently filed in December 2023 to register shares issued to Tempus for the initial license fee under the Tempus Agreement for resale.

After registration of any shares issued to Tempus under the Tempus Agreement, the Company has agreed to use commercially reasonable efforts to keep such registration statement effective until such date that all shares issued to Tempus covered by such registration statement have been sold or are able to be publicly sold by relying on Rule 144 of the Securities Act without registration.

NVIDIA Private Placement
In July 2023, in connection with the 2023 Private Placement with NVIDIA, the Company entered into a Registration Rights Agreement providing for the registration for resale of the shares of Class A common stock issued in such transaction. A prospectus supplement to a registration statement (File No. 333-264845) was subsequently filed in August 2023 to register the resale of the shares of Class A common stock issued to NVIDIA. The Company has agreed to use commercially reasonable efforts to keep the registration statement continuously effective until such date that all registrable securities under the agreement have been sold. In the event the holders cannot sell their shares due to certain circumstances causing the registration statement to be ineffective, the Company must pay each holder of shares outstanding on the date and each month thereafter 1% of the aggregate purchase price with the maximum payable amount of 5% of the aggregate purchase price. As of December 31, 2023, there was no accrued liability related to this agreement, as it was not probable that a payment would be required.

Acquisitions
In May 2023, in connection with the acquisition of Valence, the Company entered into a Registration Agreement providing for the registration for resale of the shares of Class A common stock and Exchange Shares issued or issuable in such transaction. A registration statement on Form S-3ASR (File No. 333-272281) was filed to register the shares for resale by the holders. The registration statement must remain effective for a period of not less than three years.

In May 2023, in connection with the acquisition of Cyclica, the Company entered into a Registration Agreement providing for the registration for resale of the shares of Class A common stock issued in such transaction. A prospectus supplement to a registration statement (File No. 333-264845) was subsequently filed in June 2023 to register the shares for resale by the holders. The registration statement must be continuously effective until the earlier of the date that all shares have been sold thereunder or are able to be publicly sold by relying on Rule 144 of the Securities Act without registration.

2022 Private Placement
In October 2022, in connection with the 2022 Private Placement, the Company entered into a Registration Rights Agreement providing for the registration for resale of the shares of Class A common stock issued in such transaction. A prospectus supplement to a registration statement (File No. 333-264845) was subsequently filed in October 2022 to register the resale of the shares of Class A common stock by the Purchasers. The agreement must remain effective until registrable securities covered by the agreement have been publicly sold by the holders or all shares cease to be registrable securities. In the event the holders cannot sell their shares due to certain circumstances causing the agreement to be ineffective, the Company must pay each holder of shares outstanding on the date and each month thereafter 1% of the aggregate purchase price paid by the holder without limit until the agreement is cured. As of December 31, 2023, there was no accrued liability related to this agreement, as it was not probable that a payment would be required.

Initial Public Offering

On April 20, 2021, the Company closed its initial public offering (IPO) and issued 27.9 million shares of its Class A common stock at a price of $18.00 per share for net proceeds of $462.4 million, after deducting underwriting discounts and commissions of $35.1 million and other offering costs of $4.3 million.

Prior to the IPO, the Company had issued preferred stock as part of various financing events. In April 2021, all outstanding shares of convertible preferred stock converted into 115.6 million shares of Class A common stock as part of the IPO. There was no convertible preferred stock outstanding as of December 31, 2023, 2022 and 2021. No convertible preferred stock was issued during the years ended December 31, 2023, 2022 and 2021.

The Company’s convertible preferred stock was classified outside of stockholders’ equity on the Consolidated Balance Sheets because the holders of such shares had liquidation rights in the event of a deemed liquidation that, in certain situations, were not solely within the control of the Company and would require the redemption of the then-outstanding convertible preferred stock. The convertible preferred stock was not redeemable, except in the event of a deemed liquidation event.

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

All Class B common stock is held by Christopher Gibson, Ph.D., the Company’s Chief Executive Officer (CEO), or his affiliates. As of December 31, 2023, Dr. Gibson and his affiliates held outstanding shares of Class B common stock representing approximately 25% of the voting power of the Company’s outstanding shares. This voting power may increase over time as Dr. Gibson vests in and exercises equity awards outstanding. If all the exchangeable equity awards held by Dr. Gibson had been fully vested, exercised and exchanged for shares of Class B common stock as of December 31, 2023, Dr. Gibson and his affiliates would hold approximately 26% of the voting power of the Company’s outstanding shares. As a result, Dr. Gibson will be able to significantly influence any action requiring the approval of Recursion stockholders, including the election of the Board of Directors; the adoption of amendments to the Company’s certificate of incorporation and bylaws; and the approval of any merger, consolidation, sale of all or substantially all of the Company’s assets, or other major corporate transaction.

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

Accounting
This agreement represents a transaction with a customer and therefore is accounted for in accordance with ASC 606. Recursion has determined that it has three performance obligations, one related to gastrointestinal cancer and two in neuroscience. These performance obligations are for performing research and development services for Roche to identify targets and medicines. The performance obligations also include potential licenses related to the intellectual property. The Company concluded that licenses within the contract are not distinct from the research and development services as they are interrelated due to the fact that the research and development services significantly impact the potential licenses. Any additional services are considered customer options and will be considered as separate contracts for accounting purposes.

The Company has determined the transaction price to be $150.0 million, for the initial performance obligations, comprised of the upfront payment. Recursion will fully constrain the amounts of variable consideration to be received from potential milestones considering the stage of development and the risks associated with the remaining development required to achieve each milestone. Recursion will re-evaluate the transaction price each reporting period.

The transaction price was allocated to the performance obligations based on the estimated relative stand-alone selling price of each performance obligation as determined using an expected cost plus margin approach. The Company recognizes revenue over time based on costs incurred relative to total expected costs to perform the research and development services. Recursion determined that this method provides a faithful depiction of the transfer of control to the customer. This method of recognizing revenue requires the Company to make estimates of total costs to provide the services required under the performance obligations. Significant inputs used to determine the total costs included the length of time required, service hours performed by Company employees and materials costs. A significant change in these estimates could have a material effect on the timing and amount of revenue recognized in future periods. Recursion has estimated the completion of the performance obligations by 2026.

Bayer AG

Description
In August 2020, the Company entered into a Research Collaboration and Option Agreement (the Bayer Agreement) with Bayer AG (Bayer) pursuant to which the Company and Bayer initiated research projects related to fibrosis across multiple organ systems, including the lung, liver and heart. Under the agreement, the Company contributed compounds from its proprietary library and Bayer contributed compounds from its proprietary library and contributed scientific expertise throughout the collaboration. The Company worked with Bayer to identify potential candidates for development. Under the agreement, Bayer had the first option for licenses to potential candidates.

Pricing
In October 2020, the Company received a $30.0 million non-refundable upfront payment. Each such license potentially could have resulted in option exercise fees and development and commercial milestone payments payable to the Company, with an aggregate value of up to approximately $100.0 million (for an option on a lead series) or up to approximately $120.0 million (for an option on a development candidate), as well as tiered royalties for each such license, ranging from low- to mid-single digit percentages of sales, depending on commercial success.

Accounting
The Company determined that it had one performance obligation under the agreement, which was to perform research and development services for Bayer. Recursion determined the transaction price to be $30.0 million, comprised of the upfront payment. The Company allocated the amount to the single performance obligation. The Company recognized revenue over time by measuring progress towards completion of the performance obligation. This method of recognizing revenue required the Company to make estimates of the total time to provide the services required under the performance obligation. For the year ended December 31, 2021, the costs of providing the services for this agreement were insignificant and were included within “Research and Development” in the Consolidated Statement of Operations. Recursion completed its performance obligation services in 2023.

Additional Revenue Disclosures

Revenues from two customers exceeded 10% of total revenues and those two customers represent primarily all of Recursion’s operating revenue during the years ended December 31, 2023 and 2022. Revenues from one customer exceeded 10% of total revenues and that one customer represented all of Recursion’s operating revenue during the year ended December 31, 2021.

Of the revenue recognized during the year ended December 31, 2023, primarily all of it was included in the unearned revenue balance as of December 31, 2022. Of the revenue recognized during the year ended December 31, 2022, $10.0 million was included in the unearned revenue balance as of December 31, 2021. Revenue recognized was from upfront payments received at the inception of the related contracts, which decreased the initial unearned revenue recognized. As of December 31, 2023, the Company had $9.8 million of costs incurred to fulfill a contract on its Consolidated Balance Sheet within “Other current assets.”

Unearned revenue was classified as short-term and long-term on the Consolidated Balance Sheets based on the Company’s estimate of revenue that will be recognized during the next twelve months.

Note 10. Stock-Based Compensation

In April 2021, the Board of Directors and the stockholders of the Company adopted the 2021 Equity Incentive Plan (the 2021 Plan). Under the 2021 Plan, 16.2 million shares of Class A common stock were reserved. Additionally, shares were reserved for all outstanding awards under the previous 2016 Plan. The Company may grant stock options, restricted stock units (RSUs), stock appreciation rights, restricted stock awards and other forms of stock-based compensation.

As of December 31, 2023, 10.9 million shares of Class A common stock were available for grant.

The following table presents the classification of stock-based compensation expense for employees and non-employees within the Consolidated Statements of Operations:

	Years ended December 31,
(in thousands)	2023	2022	2021
Cost of revenue	$5,326	$2,755	$—
Research and development	21,992	10,065	4,841
General and administrative	24,361	14,052	8,989
Total	$51,679	$26,872	$13,830

Stock Options

Stock options are primarily granted to executive leaders at the Company, generally vest over four years and expire no later than 10 years from the date of grant. Stock option activity during the year ended December 31, 2023 was as follows:

(in thousands except share and per share amounts)	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2022	16,154,924	$5.10	7.5	$67,997
Granted	5,083,268	6.23
Cancelled	(1,460,517)	8.67
Exercised	(4,820,058)	2.20		32,621
Outstanding as of December 31, 2023	14,957,617	$6.13	7.0	$72,416
Exercisable as of December 31, 2023	9,844,841	$5.07	6.3	$59,144

The fair value of options granted to employees is calculated on the grant date using the Black-Scholes option valuation model. The weighted-average grant-date fair values of stock options granted during the years ended December 31, 2023, 2022 and 2021 were $5.64, $6.57 and $7.66, respectively.

The following weighted-average assumptions were used to calculate the grant-date fair value of stock options:

	Years ended December 31,
	2023	2022	2021
Expected term (in years)	5.8	6.2	6.3
Expected volatility	66%	63%	65%
Expected dividend yield	—	—	—
Risk-free interest rate	3.6%	1.9%	1.1%

As of December 31, 2023, $32.6 million of unrecognized compensation cost related to stock options is expected to be recognized as expense over approximately the next two years.

RSUs

Equity awards granted to employees primarily consist of RSUs and generally vest over four years. The weighted-average grant-date fair value of RSUs generally is determined based on the number of units granted and the quoted price of Recursion’s common stock on the date of grant.

The following table summarizes Recursion’s RSU activity during the year ended December 31, 2023:

	Stock units	Weighted-average grant date fair value
Outstanding as of December 31, 2022	6,894,525	$8.17
Granted	14,332,216	8.61
Vested	(3,385,863)	8.52
Forfeited	(2,617,114)	8.29
Outstanding as of December 31, 2023	15,223,764	$8.39

The fair market value of RSUs vested was $26.9 million during the year ended December 31, 2023. As of December 31, 2023, $119.5 million of unrecognized compensation cost related to RSUs is expected to be recognized as expense over approximately the next three years.

Note 11. Employee benefit plans

The Company maintains defined contribution benefit plans for its eligible employees. The plans generally allows employees to make contributions up to a specified percentage of their compensation. The Company generally contributes up to 4% of employee base salary, by matching 100% of the first 4% of annual base salary contributed by each employee. Additionally, the Company generally contributes a certain amount to the defined contribution plans for employees that worked at the Company during the year. Employer expenses were $3.8 million, $3.6 million and $2.1 million during the years ended December 31, 2023, 2022 and 2021, respectively.

Note 12. Income Taxes

The provision for income taxes consisted of the following components (all deferred):

	Years ended December 31,
(in thousands)	2023	2022	2021
Federal	$(82,707)	$(61,225)	$(47,138)
State	(54,634)	(3,188)	684
Foreign	(4,564)	(471)	(149)
Change in valuation allowance	137,843	64,884	46,603
Total tax benefit	$(4,062)	$—	$—

The Company’s effective tax rate of 1% during the year ended December 31, 2023 and 0% during the years ended December 31, 2022 and 2021 differs from the statutory U.S. federal rate as follows:

	Years ended December 31,
	2023	2022	2021
Statutory tax rate	21.0%	21.0%	21.0%
R&D credit generation	3.1%	3.7%	3.2%
Orphan drug credit generation	2.1%	1.1%	1.1%
State taxes	16.4%	—%	—%
Stock based compensation	(0.1)%	0.8%	0.6%
Uncertain tax positions	(0.8)%	(0.3)%	(0.4)%
Other	1.0%	(0.8)%	(0.2)%
Change in valuation allowance	(41.5)%	(25.5)%	(25.3)%
Effective tax rate	1.2%	—%	—%

Significant components of deferred tax assets and liabilities were as follows:

	December 31,
(in thousands)	2023	2022
Deferred tax assets
Net operating loss carryforwards	$117,877	$89,951
Research and development capitalization	105,503	39,095
Tax credit carryforwards	50,293	30,965
Unearned revenue	23,007	—
Lease liabilities	13,208	11,442
Reserves and accruals	4,744	3,622
Stock-based compensation	5,080	2,231
Definite lived intangibles	—	969
Other	485	433
Gross deferred tax assets	320,197	178,708
Valuation allowance	(304,618)	(166,775)
Net deferred tax asset	15,579	11,933
Deferred tax liabilities
Right-of-use assets	(8,942)	(9,982)
Definite lived intangibles	(5,272)	—
Depreciable assets	(2,704)	(1,951)
Deferred tax liabilities	(16,918)	(11,933)
Net deferred tax liability	$(1,339)	$—

Significant judgment is required in determining the Company’s provision for income taxes, recording valuation allowances against deferred tax assets and evaluating the Company’s uncertain tax positions. Due to net losses since inception and the uncertainty of realizing the deferred tax assets, the Company has a full valuation allowance against all entities in a net deferred tax asset position. To the extent that the Company generates positive income and expects, with reasonable certainty, to continue to generate positive income, the Company may release all, or a portion of, the valuation allowance in a future period. This release would result in the recognition of all, or a portion of, the Company’s deferred tax assets, resulting in a decrease to income tax expense for the period such release is made. As of December 31, 2023 and 2022, the Company’s valuation allowance was $304.6 million and $166.8 million, respectively, which increased by approximately $137.8 million and $64.7 million during the years ended December 31, 2023 and 2022, respectively.

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

As of December 31, 2023 and 2022, the Company had federal NOL carryforwards of $412.0 million and $414.4 million, respectively, available to reduce taxable income, of which $18.6 million expire beginning 2036 and $393.4 million do not expire. The Company had state NOL carryforwards of $398.6 million and $61.5 million as of

December 31, 2023 and 2022, respectively, available to reduce future state taxable income, of which $334.0 million expire beginning 2031 and $64.6 million do not expire. The Company had foreign NOL carryforwards of $19.5 million as of December 31, 2023, available to reduce future foreign taxable income, which expire beginning in 2032.

As of December 31, 2023, the Company also had federal and state research and development credit carryforwards of $30.3 million and $6.9 million respectively. As of December 31, 2022, the Company had federal and state research and development credit carryforwards of $21.3 million and $5.6 million, respectively. The federal research and development credit carryforwards expire beginning in 2036 and the state credit carryforwards expire beginning in 2030. The Company also had federal Orphan Drug credits of $17.9 million and $6.8 million as of December 31, 2023 and 2022, respectively, which will begin expiring in 2039.

Reserves for uncertain tax positions against the credit carryforwards were as follows:

	December 31,
(in thousands)	2023	2022
Balance at the beginning of the period	$2,762	$1,944
Increases for positions taken in current year	1,726	818
Increase for positions taken in prior year	929	—
Balance at the end of the period	$5,417	$2,762

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

Note 13. Net Loss Per Share

For the years ended December 31, 2023, 2022 and 2021, Recursion calculated net loss per share of Class A, Class B and Exchangeable common stock using the two-class method. Basic net loss per share is computed using the weighted-average number of shares outstanding during the period. Diluted net loss per share is computed using the weighted-average number of shares and the effect of potentially dilutive securities outstanding during the period. Potentially dilutive securities consist of stock options and other contingently issuable shares. For periods presented in which the Company reports a net loss, all potentially dilutive shares are anti-dilutive and as such are excluded from the calculation. For the years ended December 31, 2023, 2022 and 2021, the Company reported a net loss and therefore basic and diluted loss per share were the same.

The rights, including the liquidation and dividend rights, of the holders of the Company’s Class A, Class B and Exchangeable common stock and the Exchangeable common shares are identical, except with respect to voting. As a result, the undistributed earnings for each period are allocated based on the contractual participation rights of the Class A and Class B common stock and the Exchangeable common shares as if the earnings for the period had been distributed. As the liquidation and dividend rights are identical, the undistributed earnings are allocated on a proportionate basis and the resulting amount per share for Class A, Class B and Exchangeable common stock was the same during the years ended December 31, 2023, 2022 and 2021.

The following tables set forth the computation of basic and diluted net loss per share of Class A, Class B and Exchangeable common stock during 2023, 2022 and 2021:

	Years ended December 31,
(in thousands, except share amounts)	2023	2022	2021
Numerator:
Net loss	(328,066)	(239,476)	(186,479)
Denominator:
Weighted average common shares outstanding	207,853,702	175,537,487	125,348,110
Net loss per share, basic and diluted	$(1.58)	$(1.36)	$(1.49)

The Company excluded the following potential common shares from the computation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	Years ended December 31,
	2023	2022	2021
Stock based compensation	9,848,141	10,966,651	15,381,210
Tempus agreement	1,073,834	—	—
Convertible preferred stock	—	—	34,615,890
Warrants	—	—	151,745
Total	10,921,975	10,966,651	50,148,845

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

The following tables summarize the Company’s assets and liabilities that are measured at fair value on a recurring basis:

		Basis of fair value measurement
(in thousands)	December 31, 2023	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$322,653	$322,653	$—	$—
Restricted cash	9,860	9,860	—	—
Total assets	$332,513	$332,513	$—	$—

		Basis of fair value measurement
(in thousands)	December 31, 2022	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$404,613	$404,613	$—	$—
Restricted cash	9,200	9,200	—	—
Total assets	$413,813	$413,813	$—	$—

In addition to the financial instruments that are recognized at fair value on the Consolidated Balance Sheet, the Company has certain financial instruments that are recognized at amortized cost or some basis other than fair value. The carrying amount of these instruments are considered to be representative of their approximate fair values.

The following tables summarize the Company’s financial instruments that are not measured at fair value:

	Book values		Fair values
(in thousands)	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
Liabilities
Current portion of notes payable	$41	$97	$41	$97
Notes payable, net of current portion	1,101	536	1,101	536
Total liabilities	$1,142	$633	$1,142	$633

Note 15. Subsequent Events

In January 2024, the Company entered into a lease agreement for office space with approximately 6,792 square feet (the “London Lease”). The London Lease term is five years. The lease includes provisions for escalating rent payments. Total fixed lease payments are expected to be approximately $7.9 million, additionally there will be variable expenses including building services charges related to the lease.

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

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives as management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2023, our disclosure controls and procedures were ineffective due to the material weakness in internal controls related to our revenue and unearned revenue process described below. Notwithstanding this material weakness, management concluded that the consolidated financial statements included in this report present fairly, in all material respects, our financial condition, results of operations and cash flows for the periods covered by this report and our external auditors have issued an unqualified opinion on our consolidated financial statements of and for the year ended December 31, 2023.

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

Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, management used the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. We have excluded from our evaluation of the effectiveness of our internal control over financial reporting the companies acquired in 2023, which are included in the December 31, 2023 consolidated financial statements. Total assets, total liabilities and total net loss were approximately 14%, 3% and 4% of Recursion’s Consolidated Financial Statements for the year ended December 31, 2023, respectively. Based on that assessment under the framework in Internal Control-Integrated Framework (2013), management identified a material weakness in internal control over financial reporting related to the operating effectiveness of management review controls over the estimated costs and time to completion and controls to validate the completeness and accuracy of information produced by the entity (“IPE”) used to calculate revenue and unearned revenue related to its license agreement as of December 31, 2023. This resulted in no revisions to our previously-reported financial results.

Ernst & Young LLP, an independent registered public accounting firm, has audited the effectiveness of our internal controls over financial reporting as of December 31, 2023 and has issued an adverse report thereon as stated in their report which is included herein in Part II Item 8, “Financial Statements and Supplementary Data.”

Remediation of Material Weakness
As discussed above, the material weakness related to the ineffective controls related to the revenue and unearned revenue process was identified in connection with the audit of our financial statements for the year ended December 31, 2023. We will take comprehensive actions to remediate the material weakness in internal control over financial reporting. We are in the process of identifying all issues contributing to this material weakness and developing a remediation plan.

Changes in Internal Control Over Financial Reporting

As of December 31, 2023, management is in the process of integrating the internal controls of the acquired businesses into Recursion's existing operations as part of planned integration activities. There were no other changes in financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the year ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other than the identification of the material weakness discussed above.

Item 9B. Other Information.

On December 27, 2023, Christopher Gibson, Chief Executive Officer and a member of our Board of Directors, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 620,015 shares of the Company’s Class A common stock until March 6, 2025.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2024 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year.

Item 11. Executive Compensation.

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2024 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2024 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant.

Item 13. Certain Relationships and Related Transactions and Director Independence.

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2024 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year.

Item 14. Principal Accountant Fees and Services.

Our independent public accounting firm is Ernst & Young LLP, Salt Lake City, Utah, PCAOB Auditor ID 00042.

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2024 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year.

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

(3) Exhibits Required by Item 601 of Regulation S-K: The information called for by this paragraph is set forth in Item 15(b) below.

(b) Exhibit Index:

		Incorporated by Reference
Exhibit number	Description	Form	File No.	Exhibit No.	Filing Date	Filed / Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of Recursion Pharmaceuticals, Inc.	8-K	001-40323	3.1	April 21, 2021
3.2	Amended and Restated Bylaws of Recursion Pharmaceuticals, Inc.	8-K	001-40323	3.1	January 31, 2024
4.1	Specimen Class A common stock certificate of the Registrant.	S-1/A	333-254576	4.2	April 15, 2021
4.2	Description of Securities.					X
4.3	Exchangeable Share Support Agreement, dated May 8, 2023.	S-3ASR	333-272281	4.2	May 30, 2023
4.4	Registration Rights Agreement, dated October 24, 2022, by and among the Company and the Purchasers.	8-K	001-40323	10.2	Oct. 25, 2022
4.5	Registration Agreement, dated May 16, 2023, by and among the Registrant, Valence Discovery, Inc., and certain shareholders of Valence Discovery, Inc.	S-3ASR	333-272281	4.3	May 30, 2023
4.6	Registration Agreement, dated May 25, 2023, by and among the Registrant, Recursion Canada Inc., and certain shareholders of Cyclica Inc.	8-K	001-40323	4.1	June 9, 2023
4.7	Registration Rights Agreement, dated July 11, 2023, by and among the Registrant and NVIDIA.	8-K	001-40323	10.2	July 12, 2023
10.1	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1/A	333-254576	10.1	April 15, 2021
10.2+	2016 Equity Incentive Plan, as amended, and forms of agreement thereunder.	S-1/A	333-254576	10.2	April 15, 2021
10.3+	2021 Equity Incentive Plan and forms of agreements thereunder.	10-K	001-40323	10.3	February 27, 2023
10.4+	2021 Employee Stock Purchase Plan and forms of agreements thereunder.	S-1/A	333-254576	10.4	April 15, 2021
10.5	Cyclica Inc. Second Amended and Restated Stock Option Plan.	S-8	333-272282	4.4	May 30, 2023
10.6	Valence Discovery Inc. Stock Option Plan dated April 17, 2018 as amended and restated on November 16, 2021.	S-8	333-272027	4.4	May 18, 2023
10.7	Executive Incentive Compensation Plan.	S-1/A	333-254576	10.20	April 15, 2021
10.8+	CEO Change in Control and Severance Policy	S-1/A	333-254576	10.21	April 15, 2021
10.9+	Executive Change in Control and Severance Plan (for executives other than the CEO).	S-1/A	333-254576	10.10	April 15, 2021
10.10+	Outside Director Compensation Policy.	S-1/A	333-254576	10.11	April 15, 2021
10.11+	Confirmatory Employment Letter between the Registrant and Christopher Gibson, Ph.D.	S-1/A	333-254576	10.5	April 15, 2021
10.12+	Confirmatory Employment Letter between the Registrant and Tina Marriott Larson.	S-1/A	333-254576	10.7	April 15, 2021

10.13+	Confirmatory Employment Letter between the Registrant and Michael Secora.	S-1/A	333-254576	10.8	April 15, 2021
10.14+	Employment Offer Letter, dated May 19, 2023, between the Registrant and Dr. David Mauro, M.D., Ph.D.	10-Q	001-40323	10.1	August 8, 2023
10.15+	Confirmatory Employment Letter between the Registrant and Shafique Virani.	S-1/A	333-254576	10.9	April 15, 2021
10.16+	Form of Exchange Agreement among the Registrant, Christopher Gibson, Ph.D., and entities affiliated with Dr. Gibson.	S-1/A	333-254576	10.22	April 15, 2021
10.17+	Form of Equity Exchange Right Agreement among the Registrant, Christopher Gibson, Ph.D., and entities affiliated with Dr. Gibson.	S-1/A	333-254576	10.23	April 15, 2021
10.18	Office Lease by and between Vestar Gateway, LLC and Registrant, dated November 13, 2017, as amended through December 2022.	10-K	001-40323	10.8	February 27, 2023
10.19#	Research Collaboration and Option Agreement by and between Bayer AG and the Registrant, dated August 28, 2020.	S-1/A	333-254576	10.14	April 15, 2021
10.20#	Bayer Collaboration Expansion Agreement, dated December 1, 2021.	10-K	001-40323	10.11	March 23, 2022
10.21#	Amended and Restated Research Collaboration and Option Agreement by and between Bayer AG and the Registrant, dated November 8, 2023.					X
10.22#	Amended and Restated License Agreement between the Registrant and University of Utah Research Foundation, dated February 9, 2016.	S-1/A	333-254576	10.15	April 15, 2021
10.23#	Exclusive License Agreement between Ohio State Innovation Foundation and Registrant, dated December 21, 2018.	S-1/A	333-254576	10.16	April 15, 2021
10.24#	License Agreement by and between Takeda Pharmaceutical Company Limited and Registrant, dated May 1, 2020.	S-1/A	333-254576	10.17	April 15, 2021
10.25#	Roche Collaboration and License Agreement, dated December 5, 2021.	10-K	001-40323	10.25	March 23, 2022
10.26#	Master Agreement between the Company and Tempus Labs, Inc dated November 3, 2023.	10-Q	001-40323	10.4	November 9, 2023
10.27^	Stock Purchase Agreement, dated October 24, 2022, by and among the Company and the Purchasers.	8-K	001-40323	10.1	Oct. 25, 2022
10.28^	Stock Purchase Agreement, dated July 11, 2023, by and among the Registrant and NVIDIA.	8-K	001-40323	10.1	July 12, 2023
10.29^	Open Market Sales Agreement dated August 8, 2023 by and between the Registrant and Jefferies LLC.	10-Q	001-40323	10.6	August 8, 2023
21.1	List of Subsidiaries.					X
23.1	Consent of Ernst and Young					X
24.1	Power of Attorney (included on signature page to this Annual Report on Form 10-K)					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
97.1	Recursion Pharmaceuticals, Inc. Compensation Recovery Policy					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X

+	Indicates a management contract or compensatory plan.
#	Portions of the exhibit, marked by brackets and asterisks [***], have been omitted because the omitted information is not material and (i) would likely cause competitive harm to the registrant if publicly disclosed or (ii) is information that the registrant treats as private or confidential.
^	Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.
*	The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Annual Report on Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.

Item 16. Form 10-K Summary.

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, Recursion Pharmaceuticals Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Salt Lake City, Utah, on February 29, 2024.

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

Signature	Title	Date

/s/ Christopher Gibson Christopher Gibson	Chief Executive Officer and Director (Principal Executive Officer)	February 29, 2024

/s/ Michael Secora Michael Secora	Chief Financial Officer (Principal Financial and Accounting Officer)	February 29, 2024

/s/ Zachary Bogue Zachary Bogue	Director	February 29, 2024

/s/ Blake Borgeson Blake Borgeson	Director	February 29, 2024

/s/ Terry-Ann Burrell Terry-Ann Burrell	Director	February 29, 2024

/s/ R. Martin Chavez R. Martin Chavez	Chair of the Board	February 29, 2024

/s/ Zavain Dar Zavain Dar	Director	February 29, 2024

/s/ Robert Hershberg Robert Hershberg	Director	February 29, 2024

/s/ Dean Li Dean Li	Director	February 29, 2024