Form 10-Q
period 2024-03-31
RECURSION PHARMACEUTICALS, INC.
filed 2024-05-09
CIK 1601830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
or
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

As of April 30, 2024, there were 230,273,797 and 7,389,871 of the registrant’s Class A and B common stock outstanding, respectively.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Recursion Pharmaceuticals, Inc.
Condensed Consolidated Balance Sheets (unaudited)
(in thousands, except share and per share amounts)

	March 31,	December 31,
	2024	2023
Assets
Current assets
Cash and cash equivalents	$296,326	$391,565
Restricted cash	3,195	3,231
Other receivables	2,599	3,094
Other current assets	41,495	40,247
Total current assets	343,615	438,137

Restricted cash, non-current	6,629	6,629
Property and equipment, net	86,716	86,510
Operating lease right-of-use assets	35,501	33,663
Intangible assets, net	33,076	36,443
Goodwill	52,056	52,056
Other assets, non-current	254	261
Total assets	$557,847	$653,699

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$5,115	$3,953
Accrued expenses and other liabilities	26,070	46,635
Unearned revenue	36,618	36,426
Notes payable	55	41
Operating lease liabilities	6,062	6,116
Total current liabilities	73,920	93,171

Unearned revenue, non-current	37,391	51,238
Notes payable, non-current	1,071	1,101
Operating lease liabilities, non-current	43,786	43,414
Deferred tax liabilities	528	1,339
Total liabilities	156,696	190,263

Commitments and contingencies (Note 7)

Stockholders’ equity
Common stock, $0.00001 par value; 2,000,000,000 shares (Class A 1,989,032,117 and Class B 10,967,883) authorized as of March 31, 2024 and December 31, 2023; 237,508,682 shares (Class A 230,043,061, Class B 7,464,871 and Exchangeable 750) and 234,270,384 shares (Class A 226,264,764, Class B 7,544,871 and Exchangeable 460,749) issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	2	2
Additional paid-in capital	1,460,144	1,431,056
Accumulated deficit	(1,058,995)	(967,622)
Total stockholders’ equity	401,151	463,436

Total liabilities and stockholders’ equity	$557,847	$653,699

See the accompanying notes to these condensed consolidated financial statements.

Recursion Pharmaceuticals, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited)
(in thousands, except share and per share amounts)

	Three months ended March 31,
	2024	2023
Revenue
Operating revenue	$13,491	$12,134
Grant revenue	303	—
Total revenue	13,794	12,134

Operating costs and expenses
Cost of revenue	11,166	12,448
Research and development	67,560	46,677
General and administrative	31,408	22,874
Total operating costs and expenses	110,134	81,999

Loss from operations	(96,340)	(69,865)
Other income, net	4,188	4,538
Loss before income tax benefit	(92,152)	(65,327)
Income tax benefit	779	—
Net loss and comprehensive loss	$(91,373)	$(65,327)

Per share data
Net loss per share of Class A, B and Exchangeable common stock, basic and diluted	$(0.39)	$(0.34)
Weighted-average shares (Class A, B and Exchangeable) outstanding, basic and diluted	236,019,349	191,618,238

See the accompanying notes to these condensed consolidated financial statements.

Recursion Pharmaceuticals, Inc.
Condensed Consolidated Statements of Stockholders’ Equity (unaudited)
(in thousands, except share amounts)

	Common Stock		Additional Paid-in-Capital	Accumulated Deficit	Stockholders’ Equity
	(Class A, B and Exchangeable)
	Shares	Amount
Balance as of December 31, 2023	234,270,384	$2	$1,431,056	$(967,622)	$463,436
Comprehensive loss	—	—	—	(91,373)	(91,373)
Stock option exercises and other	2,317,083	—	2,088	—	2,088
Stock-based compensation	—	—	16,127	—	16,127
Common stock sales issuances, net of issuance costs	921,215	—	10,873	—	10,873
Balance as of March 31, 2024	237,508,682	$2	$1,460,144	$(1,058,995)	$401,151

	Common Stock		Additional Paid-in-Capital	Accumulated Deficit	Stockholders’ Equity
	(Class A, B and Exchangeable)
	Shares	Amount
Balance as of December 31, 2022	191,022,864	$2	$1,125,360	$(639,556)	$485,806
Comprehensive loss	—	—	—	(65,327)	(65,327)
Stock option exercises and other	1,207,990	—	882	—	882
Stock-based compensation	—	—	8,814	—	8,814
Balance as of March 31, 2023	192,230,854	$2	$1,135,056	$(704,883)	$430,175

See the accompanying notes to these condensed consolidated financial statements.

Recursion Pharmaceuticals, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Three months ended March 31,
	2024	2023
Cash flows from operating activities
Net loss	$(91,373)	$(65,327)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,377	3,728
Stock-based compensation	16,127	8,814
Asset impairment	108	1,169
Lease expense	2,472	1,988
Other, net	(560)	716
Changes in operating assets and liabilities:
Other receivables and assets	(1,040)	(317)
Unearned revenue	(13,655)	(12,134)
Accounts payable	1,168	(339)
Accrued development expense	(273)	676
Accrued expenses and other current liabilities	(18,857)	(9,846)
Operating lease liabilities	(3,794)	(2,444)
Net cash used in operating activities	(102,300)	(73,316)

Cash flows from investing activities
Purchases of property and equipment	(6,653)	(5,175)
Purchase of an intangible asset	—	(165)
Net cash used in investing activities	(6,653)	(5,340)

Cash flows from financing activities
Proceeds from issuance of common shares, net of issuance costs	10,873	—
Proceeds from equity incentive plans	3,050	1,946
Repayment of long-term debt	(26)	(24)
Net cash provided by financing activities	13,897	1,922

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(219)	(2)

Net change in cash, cash equivalents and restricted cash	(95,275)	(76,734)
Cash, cash equivalents and restricted cash, beginning of period	401,425	559,112
Cash, cash equivalents and restricted cash, end of period	$306,150	$482,378

Supplemental schedule of non-cash investing and financing activities
Accrued property and equipment	$80	$244
Right-of-use asset additions and modifications	3,266	3,520
Financed equipment purchase	—	1,214

Supplemental schedule of cash flow information
Cash paid for operating leases	$3,955	$2,444

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

As of March 31, 2024, the Company had an accumulated deficit of $1.1 billion. The Company expects to incur substantial operating losses in future periods and will require additional capital to advance its drug candidates. The Company does not expect to generate significant revenue until the Company successfully completes significant drug development milestones with its subsidiaries or in collaboration with third parties, which the Company expects will take a number of years. In order to commercialize its drug candidates, the Company or its partners need to complete clinical development and comply with comprehensive regulatory requirements. The Company is subject to a number of risks and uncertainties similar to those of other companies of the same size within the biotechnology industry, such as the uncertainty of clinical trial outcomes, uncertainty of additional funding and a history of operating losses.

The Company has funded its operations to date primarily through the issuance of convertible preferred stock and the issuance of Class A common stock (see Note 8, “Common Stock” for additional details). Additionally, the Company has received payments from its strategic partnerships (see Note 9, “Collaborative Development Contracts” for additional details). Recursion will likely be required to raise additional capital. As of March 31, 2024, the Company did not have any unconditional outstanding commitments for additional funding. If the Company is unable to access additional funds when needed, it may not be able to continue the development of its products or the Company could be required to delay, scale back or abandon some or all of its development programs and other operations. The Company’s ability to access capital when needed is not assured and, if not achieved on a timely basis, could materially harm its business, financial condition and results of operations.

Recursion believes that the Company’s existing cash and cash equivalents will be sufficient to fund the Company’s operating expenses and capital expenditures for at least the next 12 months.

Note 2. Basis of Presentation

Basis of Presentation

The unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC). Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP) have been condensed or omitted. These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes for the year ended December 31, 2023.

It is management’s opinion that these condensed consolidated financial statements include all normal and recurring adjustments necessary for a fair presentation of the Company’s financial statements. Revenue and net loss for any interim period are not necessarily indicative of future or annual results.

Recent Accounting Pronouncements

In March 2024, the SEC issued rule 33-11275, The Enhancement and Standardization of Climate-Related Disclosures for Investors. The new rule requires Recursion to provide certain disclosures in the footnotes to the financial statements of climate-related information. These disclosures include the impact of severe weather and other natural conditions on the Company’s consolidated balance sheet and statement of operations, to the extent they are material. Recursion will also need to disclose a rollforward of the beginning and ending balances of its carbon offsets and renewable energy credits or certificates (RECs), if they are a material component of meeting the Company’s climate-related targets and goals. Additionally, the Company will need to disclose whether and, if so, how severe weather events and other natural conditions and disclosed climate-related targets or transition plans materially affected estimates and assumptions in the financial statements.

The standard’s effective dates, if adopted, will be phased in depending on the disclosure requirement starting the annual period ending December 31, 2025. In April 2024, the SEC voluntarily stayed implementation of the new climate-related disclosure requirements pending judicial review. The Company is currently evaluating the impact this rule will have on its consolidated financial statements and related disclosures.

In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2023-9, Income Taxes (Topic 740). The new standard updates disclosure requirements for Accounting Standards Codification (ASC) 740 primarily by requiring additional information in the income tax rate reconciliation and additional disclosures about income taxes paid. This standard will be effective for Recursion starting the annual period ending December 31, 2025. Early adoption is permitted for annual financial statements that have not yet been issued. The amendments can be applied on a prospective or retrospective basis. The adoption of this standard will not impact Recursion’s consolidated balance sheet and statement of operations.

In November 2023, the FASB issued ASU No. 2023-7, Segment Reporting (Topic 280). The standard requires new disclosures related to ASC 280 including: disclosing significant segment expenses by category; requiring all the ASC 280 disclosures for Companies with a single reportable segment and; requiring an increased frequency of the ASC 280 disclosures. Recursion must apply the amendments retrospectively to each prior reporting period presented. This standard will be effective for Recursion starting the annual period ending December 31, 2024. Early adoption is permitted. The adoption of this standard will not impact Recursion’s consolidated balance sheet and statement of operations.

Note 3.    Supplemental Financial Information

Tempus agreement

In November 2023, Recursion entered into a five-year agreement with Tempus Labs, Inc. (Tempus) to purchase access to their records of patient-centric multimodal oncology data and use rights for therapeutic development purposes. This data will be used to improve the training of Recursion’s artificial intelligence and machine learning models and is expected to accelerate Recursion’s drug discovery process. Recursion is making annual payments, ranging between $22.0 million and $42.0 million, up to $160.0 million in aggregate, to Tempus in cash or equity at the Company’s option. The equity value is determined by using the seven-trading day period dollar volume-weighted average price (VWAP) for Recursion Class A common stock ending on the day immediately preceding the date that is five business days prior to the payment date.

Recursion is expensing the record purchases as “Research and Development” expenses in the Condensed Consolidated Statements of Operations as the records are purchased. To the extent that the Recursion payments to Tempus are greater than or less than the records purchased amount, Recursion records the applicable amount to “Other Current Assets” or “Accrued Expenses and Other Liabilities” on the Condensed Consolidated Balance Sheet, respectively. As of March 31, 2024, Recursion had recorded $16.0 million within “Other Current Assets” on the Consolidated Balance Sheet related to the Tempus agreement.

Property and Equipment

	March 31,	December 31,
(in thousands)	2024	2023
Lab equipment	$61,247	$60,096
Leasehold improvements	46,289	45,929
Office equipment	22,356	22,126
Construction in progress	5,677	3,231
Property and equipment, gross	135,569	131,382
Less: Accumulated depreciation	(48,853)	(44,872)
Property and equipment, net	$86,716	$86,510

Depreciation expense on property and equipment was $4.0 million and $3.6 million during the three months ended March 31, 2024 and 2023, respectively. The Company recorded an insignificant impairment and an impairment of $1.2 million during the three months ended March 31, 2024 and 2023, respectively, related to construction projects for leasehold improvements as the Company no longer intended to use them. The impairment was recorded in “General and Administrative” in the Condensed Consolidated Statements of Operations.

For the three months ended March 31, 2023, the Company initiated and completed a project to upgrade the BioHive supercomputer for $1.7 million. The supercomputer was classified as office equipment in the above table.

Accrued Expenses and Other Liabilities

	March 31,	December 31,
(in thousands)	2024	2023
Accrued compensation	$10,055	$22,888
Accrued development expenses	5,804	6,077
Accrued early discovery expenses	2,610	2,570
Accrued construction	—	2,439
Materials received not invoiced	1,184	2,432
Accrued other expenses	6,417	10,229
Accrued expense and other liabilities	$26,070	$46,635

Notes Payable

In January 2023, the Company entered into a financing agreement for borrowing $1.9 million as part of the supercomputer upgrade project. The debt will be repaid over a three-year period at a 7% interest rate. As of March 31, 2024, the outstanding balance was $616 thousand.

In 2018, the Company borrowed $992 thousand, which was available as part of a lease agreement for use on tenant improvements. The note will be repaid over a 10-year period at an 8% interest rate. As of March 31, 2024, the outstanding balance was $510 thousand.

Interest Income, net

	Three months ended March 31,
(in thousands)	2024	2023
Interest income	$4,048	$4,660
Interest expense	(20)	(19)
Interest income, net	$4,028	$4,641

For the three months ended March 31, 2024 and 2023, interest income primarily related to earnings on cash and cash equivalents in money market funds. Interest income was included in “Other income, net” on the Condensed Consolidated Statements of Operations.

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

The acquisition of Valence was accounted for as a business combination using the acquisition method of accounting. The aggregate upfront consideration for the acquisition of Valence consisted of 2.2 million shares of Recursion Class A common stock, 4.4 million shares of a subsidiary of Recursion, exchangeable for shares of Recursion’s Class A common stock, 792 thousand shares issuable upon exercise of stock options held by Valence equity award holders and deferred liabilities for additional consideration. An insignificant number of the aforementioned shares of consideration had not yet been issued as of March 31, 2024.The final number of shares to be issued has not yet been finalized and so are subject to change.

The following table summarizes total consideration:

(in thousands)
Fair value of Recursion Class A common stock	$11,096
Fair value of Exchangeable stock	22,473
Fair value of equity awards issued to Valance equity award holders	1,933
Deferred liabilities for additional consideration	396
Total consideration	$35,898

The following table summarizes the fair value of assets acquired and liabilities assumed as of the acquisition date:

(in thousands)
Cash	$4,235
Other receivables	536
Intangible asset - technology	15,000
Accounts payable and accrued liabilities	(872)
Deferred income taxes	(3,265)
Total identifiable net assets	15,634
Goodwill	20,264
Total assets acquired and liabilities assumed	$35,898

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

Recursion’s condensed consolidated statement of operations during the three months ended March 31, 2024 included no net revenue and a $2.9 million operating loss associated with Valence’s operations. As the acquisition occurred in May 2023, the Company is still finalizing the allocation of the purchase price to the individual assets acquired and liabilities assumed. The allocation of the purchase price included in the current period balance sheet is based on the best estimate of management and is preliminary and subject to change. The primary area subject to change relates to the valuation of other receivables. To assist management in the allocation, the Company engaged external specialists. The Company will finalize the amounts recognized as the information necessary to complete the analysis is obtained. The Company expects to finalize these amounts as soon as possible but no later than one year from the acquisition date.

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

The acquisition of Cyclica was accounted for as a business combination using the acquisition method of accounting. The aggregate upfront consideration for the acquisition of Cyclica consisted of 5.8 million shares of Recursion Class A common stock, cash payments, 1.0 million shares issuable upon exercise of stock options held by Cyclica equity award holders and deferred liabilities for additional consideration. Approximately 182 thousand of the aforementioned shares of Class A common stock consideration had not yet been issued as of March 31, 2024.

The following table summarizes total consideration:

(in thousands)
Fair value of Recursion Class A common stock	$49,915
Cash	6,505
Fair value of equity awards issued to Cyclica equity award holders	3,852
Deferred liabilities for additional consideration	344
Total consideration	$60,617

The following table summarizes the fair value of assets acquired and liabilities assumed as of the acquisition date:

(in thousands)
Cash	$2,429
Restricted cash	1,685
Other receivables	741
Investments	1,000
Other current assets	385
Intangible assets - technology	28,000
Accounts payable and accrued liabilities	(579)
Unearned revenue	(1,754)
Deferred income taxes	(2,075)
Other liabilities, current	(66)
Other liabilities, non-current	(139)
Total identifiable net assets	29,627
Goodwill	30,990
Total assets acquired and liabilities assumed	$60,617

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

Recursion’s condensed consolidated statement of operations during the three months ended March 31, 2024 included immaterial net revenue and a $3.8 million operating loss associated with Cyclica’s operations. As the acquisition occurred in May 2023, the Company is still finalizing the allocation of the purchase price to the individual assets acquired and liabilities assumed. The allocation of the purchase price included in the current period balance sheet is based on the best estimate of management and is preliminary and subject to change. The primary area subject to change relates to the valuation of the other receivables. To assist management in the allocation, the Company engaged external specialists. The Company will finalize the amounts recognized as the information necessary to complete the analysis is obtained. The Company expects to finalize these amounts as soon as possible but no later than one year from the acquisition date.

Pro forma financial information

The following table presents the unaudited pro forma combined results of operations of Recursion, Valence and Cyclica as if the acquisitions had occurred on January 1, 2022:

(in thousands)	Three months ended March 31, 2023
Net revenue	$12,155
Net loss	(73,514)

The unaudited pro forma financial information was prepared using the acquisition method of accounting and was based on the historical financial information of Recursion, Valence and Cyclica. In order to reflect the occurrence of the acquisitions on January 1, 2022 as required, the unaudited pro forma financial information includes adjustments to reflect the incremental amortization expense to be incurred based on the fair values of the identifiable intangible assets acquired and the additional stock compensation expense associated with the issuance of equity compensation related to the acquisitions. The unaudited pro forma financial information is not necessarily indicative of what the consolidated results of operations would have been had the acquisitions been completed on January 1, 2022. In addition, the unaudited pro forma financial information is not a projection of the future results of operations of the combined company nor does it reflect the expected realization of any cost savings or synergies associated with the acquisitions.

Note 5.    Leases

The Company has entered into various long-term real estate leases primarily related to office, research and development and operating activities. The Company’s leases have remaining terms from under 1 to 9 years and some of those leases include options that provide Recursion with the ability to extend the lease term for five years. The options are included in the lease term when it is reasonably certain that the option will be exercised.

For the three months ended March 31, 2024 and 2023, Recursion entered into lease modifications resulting in a decrease to the right-of-use asset and lease liability of $3.1 million and an increase to the right-of-use asset and lease liability $3.5 million, respectively. The modifications had no impact to the Condensed Consolidated Statements of Operations.

In January 2024, the Company entered into a lease agreement for office space in London, England with approximately 6,792 square feet (the “London Lease”). The right of use began January 2024 when the control of the asset was obtained. The London Lease term is 5 years with a five-year renewal option. The London Lease includes provisions for escalating rent payments. Total fixed payments are expected to be approximately $7.9 million, additionally there will be variable expenses including building service charges related to the lease.

In February 2024, the Company entered into a lease agreement for the supercomputer for the exclusive use of physical space in a data center of approximately 1,851 square feet (the “Data Center Lease”). The right of use is expected to begin in the second quarter of 2024 and the Data Center Lease term is 5 years with a five-year renewal option. The lease includes provisions for escalating rent payments. Total fixed lease payments are expected to be approximately $13.0 million with additional variable expenses, including utilities and tax expenses. The Company did not control the space or any of the assets being constructed as of March 31, 2024 and therefore no right of use asset or lease liability was recorded on the Condensed Consolidated Balance Sheet as of March 31, 2024.

The components of the lease cost were:

	Three months ended March 31,
(in thousands)	2024	2023
Operating lease cost	$2,472	$1,998
Variable lease cost	538	657
Short-term lease cost	40	—
Lease cost	$3,050	$2,655

The remaining lease term and discount rate were:

(in thousands)	March 31, 2024
Operating leases
Weighted-average remaining lease term (years)	6.4
Weighted-average discount rate	7.7%

Maturities of operating lease liabilities as of March 31, 2024 were:

(in thousands)	Operating leases
Remainder of 2024	$7,300
2025	10,748
2026	10,882
2027	11,281
2028	8,850
Thereafter	16,948
Total lease payments	66,009
Less: imputed interest	(16,161)
Present value of lease liabilities	$49,848

Note 6.    Goodwill and Intangible Assets

Goodwill

There were no changes to the carrying amount of goodwill during the three months ended March 31, 2024 and 2023. No goodwill impairment was recorded during the three months ended March 31, 2024 and 2023.

Intangible Assets, Net

The following table summarizes intangible assets:

	March 31, 2024			December 31, 2023
(in thousands)	Gross carrying amount	Accumulated Amortization	Net carrying amount	Gross carrying amount	Accumulated Amortization	Net carrying amount
Definite-lived intangible assets	$44,426	$(12,336)	$32,090	$44,426	$(8,969)	$35,457
Indefinite-lived intangible assets	986	—	986	986	—	986
Intangible assets, net	$45,412	$(12,336)	$33,076	$45,412	$(8,969)	$36,443

Amortization expense was $3.4 million and $152 thousand during the three months ended March 31, 2024 and 2023, respectively. The increase in amortization expense was due to the intangible assets purchased in the acquisitions, (see Note 4, “Acquisitions” for additional details). Amortization expense was included in Research and Development in the Condensed Consolidated Statements of Operations. No indefinite-lived intangible asset impairment charges were recorded during the three months ended March 31, 2024 and 2023.

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

Indemnification

The Company has agreed to indemnify its officers and directors for certain events or occurrences, while the officer or director is or was serving at the Company’s request in such capacity. The Company purchases directors and officers liability insurance coverage that provides for reimbursement to the Company for covered obligations and this is intended to limit the Company’s exposure and enable it to recover a portion of any amounts it pays under its indemnification obligations. The Company had no liabilities recorded for these agreements as of March 31, 2024 and December 31, 2023, as no amounts were probable.

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

In February 2021, the Company entered into a lease agreement for laboratory and office space (the Industry Lease) with Industry Office SLC, LLC (the landlord). In March 2023, the Company sent a letter to the landlord detailing numerous construction delays and irregularities, deficiencies and deviations from applicable structural drawings and/or non-conforming conditions with applicable building codes. On June 23, 2023, the landlord filed a lawsuit against the Company (Industry Office SLC, LLC v. Recursion Pharmaceuticals, Inc., Case No. 230904627) in the Third District Court for Salt Lake County, State of Utah (the Court), alleging anticipatory repudiation and breach of contract. The Plaintiff seeks monetary damages and attorney’s fees. In July 2023, the Company filed a motion to dismiss. In September 2023, Recursion was granted its motion to dismiss, and the Court provided the landlord until October 23, 2023, to amend and re-file the dismissed complaint. On October 23, 2023, the landlord filed an amended complaint again alleging anticipatory repudiation, breach of contract and breach of the implied covenant of good faith and fair dealing (the Amended Complaint) and seeks monetary damages and attorney’s fees. In November 2023, the Company filed a motion to dismiss the Amended Complaint. The Court set a hearing on the Company’s motion to dismiss in May 2024. As of March 31, 2024, the Company had no liability recorded for these events as an unfavorable outcome was not probable.

In connection with the Industry Lease, in September 2023, the Company filed claims in the Court against the landlord alleging, among other things, breach of contract and fraudulent misrepresentation (the Counterclaims). In October 2023, the landlord filed an answer and denied the Company’s allegations asserted in the Counterclaims. The Company and the landlord are currently engaged in discovery. On October 27, 2023, the Company filed a motion for partial judgment on the pleadings, seeking judgment on one of its four counterclaims. The Court set a hearing on the Company’s motion for partial judgment on the pleadings in May 2024. The Company is unable to estimate the possible amount or range of amounts associated with the Counterclaims.

Note 8. Common Stock

Each share of Class A common stock entitles the holder to one vote per share and each share of Class B common stock entitles the holder to 10 votes per share on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the Company’s Board of Directors. As of March 31, 2024 and December 31, 2023, no dividends had been declared.

At-The-Market Offering

In August 2023, the Company entered into an Open Market Sales Agreement (the “Sales Agreement”) with Jefferies LLC (the “Sales Agent”), to provide for the offering, issuance and sale of up to an aggregate amount of $300.0 million of its Class A common stock from time to time in “at-the-market” (ATM) offerings. As of March 31, 2024, an amount of $208.2 million remained available for future sales under the Sales Agreement. For the three months ended March 31, 2024, the Company has sold 921 thousand shares and received net proceeds of $10.9 million under the agreement. Recursion is not required to sell additional shares under the Sales Agreement. The Company will pay the Sales Agent a commission of up to 3% of the aggregate gross proceeds received from all sales of Class A common stock. The Sales Agreement continues until the earlier of selling all shares available under the Sales Agreement or terminated by written notice from either of the parties. The ATM Offering is being made under a prospectus supplement dated August 8, 2023, and related prospectus filed with the Securities and Exchange

Commission pursuant to our automatically effective shelf registration statement on Form S-3ASR (Registration No. 333-264845).

NVIDIA Private Placement

In July 2023, Recursion entered into a Stock Purchase Agreement for a private placement with NVIDIA Corporation (2023 Private Placement), pursuant to which the Company sold an aggregate of 7.7 million shares of the Company’s Class A common stock at a price of $6.49 per share for net proceeds of approximately $49.9 million.

Valence Acquisition Exchangeable Shares

In May 2023, in connection with the acquisition of Valence, the Company entered into an agreement to issue up to 5.9 million shares of Class A common stock (the “Exchange Shares”), that may be issued upon exchange, retraction or redemption of exchangeable shares of a subsidiary of Recursion. Each exchangeable share of the subsidiary of Recursion entitles the holder to exchange those shares on a one-for-one basis for Recursion’s Class A common stock. The shares are entitled to receive dividends economically equivalent to dividends declared by Recursion, are non-voting and are subject to customary adjustments for stock splits or other reorganizations. In addition, the Company may require all outstanding exchangeable shares to be exchanged into an equal number of Class A common stock upon the occurrence of certain events and at any time following the seventh anniversary of the closing of the Valence acquisition. The exchangeable shares are substantially the economic equivalent of the Class A shares and classified as common stock within the Company’s stockholders’ equity. The Company’s calculation of weighted-average shares outstanding includes the exchangeable shares. As of March 31, 2024, 4.2 million Exchangeable shares have been redeemed for Class A shares.

Registration Rights Agreements

Tempus agreement
In November 2023, in connection with the Tempus Agreement, the Company agreed to prepare and file a registration statement (or a prospectus supplement to an effective registration statement on Form S-3ASR that will become automatically effective upon filing with the SEC pursuant to Rule 462(e)) with the SEC, for resale of the shares of Class A common stock issued or issuable under the Tempus Agreement. A prospectus supplement to a registration statement (File No. 333-264845) was subsequently filed in December 2023 to register shares issued to Tempus for the initial license fee under the Tempus Agreement for resale.

After registration of any shares issued to Tempus under the Tempus Agreement, the Company has agreed to use commercially reasonable efforts to keep such registration statement effective until such date that all shares issued to Tempus covered by such registration statement have been sold or are able to be publicly sold by relying on Rule 144 of the Securities Act without registration.

NVIDIA Private Placement
In July 2023, in connection with the 2023 Private Placement with NVIDIA, the Company entered into a Registration Rights Agreement providing for the registration for resale of the shares of Class A common stock issued in such transaction. A prospectus supplement to a registration statement (File No. 333-264845) was subsequently filed in August 2023 to register the resale of the shares of Class A common stock issued to NVIDIA. The Company has agreed to use commercially reasonable efforts to keep the registration statement continuously effective until such date that all registrable securities under the agreement have been sold. In the event the holders cannot sell their shares due to certain circumstances causing the registration statement to be ineffective, the Company must pay each holder of shares outstanding on the date and each month thereafter 1% of the aggregate purchase price with the maximum payable amount of 5% of the aggregate purchase price. As of March 31, 2024, there was no accrued liability related to this agreement, as it was not probable that a payment would be required.

Acquisitions
In May 2023, in connection with the acquisition of Valence, the Company entered into a Registration Agreement providing for the registration for resale of the shares of Class A common stock and Exchange Shares issued or issuable in such transaction. A registration statement on Form S-3ASR (File No. 333-272281) was filed to register the shares for resale by the holders. The registration statement must remain effective for a period of not less than three years.

In May 2023, in connection with the acquisition of Cyclica, the Company entered into a Registration Agreement providing for the registration for resale of the shares of Class A common stock issued in such transaction. A prospectus supplement to a registration statement (File No. 333-264845) was subsequently filed in June 2023 to register the shares for resale by the holders. The registration statement must be continuously effective until the earlier of the date that all shares have been sold thereunder or are able to be publicly sold by relying on Rule 144 of the Securities Act without registration.

2022 Private Placement
In October 2022, in connection with the 2022 Private Placement, the Company entered into a Registration Rights Agreement providing for the registration for resale of the shares of Class A common stock issued in such transaction. A prospectus supplement to a registration statement (File No. 333-264845) was subsequently filed in October 2022 to register the resale of the shares of Class A common stock by the Purchasers. The agreement must remain effective until registrable securities covered by the agreement have been publicly sold by the holders or all shares cease to be registrable securities. In the event the holders cannot sell their shares due to certain circumstances causing the agreement to be ineffective, the Company must pay each holder of shares outstanding on the date and each month thereafter 1% of the aggregate purchase price paid by the holder without limit until the agreement is cured. As of March 31, 2024, there was no accrued liability related to this agreement, as it was not probable that a payment would be required.

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

All Class B common stock is held by Christopher Gibson, Ph.D., the Company’s Chief Executive Officer (CEO), or his affiliates. As of March 31, 2024, Dr. Gibson and his affiliates held outstanding shares of Class B common stock representing approximately 25% of the voting power of the Company’s outstanding shares. This voting power may increase over time as Dr. Gibson vests in and exercises equity awards outstanding. If all the exchangeable equity awards held by Dr. Gibson had been fully vested, exercised and exchanged for shares of Class B common stock as of March 31, 2024, Dr. Gibson and his affiliates would hold approximately 26% of the voting power of the Company’s outstanding shares. As a result, Dr. Gibson will be able to significantly influence any action requiring the approval of Recursion stockholders, including the election of the Board of Directors; the adoption of amendments to the Company’s certificate of incorporation and bylaws; and the approval of any merger, consolidation, sale of all or substantially all of the Company’s assets, or other major corporate transaction.

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

Accounting
This agreement represents a transaction with a customer and therefore is accounted for in accordance with ASC 606. Recursion has determined that it has three performance obligations, one related to gastrointestinal cancer and two in neuroscience. These performance obligations are for performing research and development services for Roche to identify targets and medicines. The performance obligations also include potential licenses related to the intellectual property. The Company concluded that licenses within the contract are not distinct from the research and development services as they are interrelated due to the fact that the research and development services significantly impact the potential licenses. Any additional services are considered customer options and will be considered as separate contracts for accounting purposes.

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

The transaction price was allocated to the performance obligations based on the estimated relative stand-alone selling price of each performance obligation as determined using an expected cost plus margin approach. The Company recognizes revenue over time based on costs incurred relative to total expected costs to perform the research and development services. Recursion determined that this method provides a faithful depiction of the transfer of control to the customer. This method of recognizing revenue requires the Company to make estimates of total costs to provide the services required under the performance obligations. Significant inputs used to determine the total costs included the length of time required, service hours performed by Company employees and materials costs. A significant change in these estimates could have a material effect on the timing and amount of revenue recognized in future periods. Recursion has estimated the completion of the performance obligations by 2026.

Additional Revenue Disclosures

Of the revenue recognized during the three months ended March 31, 2024 and 2023, primarily all of it was included in the unearned revenue balance as of December 31, 2023 and 2022, respectively. Revenue recognized was from upfront payments received at the inception of the related contracts, which decreased the initial unearned revenue recognized. As of March 31, 2024, the Company had $6.5 million of costs incurred to fulfill a contract on its Condensed Consolidated Balance Sheet within “Other Current Assets.”

Unearned revenue was classified as short-term and long-term on the Condensed Consolidated Balance Sheets based on the Company’s estimate of revenue that will be recognized during the next twelve months.

Note 10. Stock-Based Compensation

In April 2021, the Board of Directors and the stockholders of the Company adopted the 2021 Equity Incentive Plan (the 2021 Plan). The Company may grant stock options, restricted stock units (RSUs), stock appreciation rights, restricted stock awards and other forms of stock-based compensation. As of March 31, 2024, 18.9 million shares of Class A common stock were available for grant.

The following table presents the classification of stock-based compensation expense for employees and non-employees within the Condensed Consolidated Statements of Operations:

	Three months ended March 31,
(in thousands)	2024	2023
Cost of revenue	$766	$1,011
Research and development	7,666	2,683
General and administrative	7,077	4,578
Total	$15,509	$8,272

Stock Options

Stock options are primarily granted to executive leaders at the Company, generally vest over four years and expire no later than 10 years from the date of grant.

Stock option activity during the three months ended March 31, 2024 was as follows:

(in thousands except share and per share amounts)	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2023	14,957,617	$6.13	7.0	$72,416
Granted	2,558,102	10.09
Cancelled	(178,609)	12.70
Exercised	(1,303,878)	2.80		11,575
Outstanding as of March 31, 2024	16,033,232	$6.99	7.3	$64,131
Exercisable as of March 31, 2024	8,909,647	$5.49	6.2	$51,959

The fair value of options granted to employees is calculated on the grant date using the Black-Scholes option valuation model. The weighted-average grant-date fair values of stock options granted during the three months ended March 31, 2024 and 2023 were $6.41 and $5.32, respectively.

The following weighted-average assumptions were used to calculate the grant-date fair value of stock options:

	Three months ended March 31,
	2024	2023
Expected term (in years)	6.3	6.3
Expected volatility	65%	64%
Expected dividend yield	—	—
Risk-free interest rate	4.2%	3.5%

As of March 31, 2024, $43.9 million of unrecognized compensation cost related to stock options is expected to be recognized as expense over approximately the next three years.

RSUs

Equity awards granted to employees primarily consist of RSUs and generally vest over four years. The weighted-average grant-date fair value of RSUs generally is determined based on the number of units granted and the quoted price of Recursion’s common stock on the date of grant.

The following table summarizes Recursion’s RSU activity during the three months ended March 31, 2024:

	Stock units	Weighted-average grant date fair value
Outstanding as of December 31, 2023	15,223,764	$8.39
Granted	1,840,877	10.46
Vested	(1,023,464)	8.60
Forfeited	(409,634)	7.99
Outstanding as of March 31, 2024	15,631,543	$8.63

The fair market value of RSUs vested was $13.0 million during the three months ended March 31, 2024. As of March 31, 2024, $124.8 million of unrecognized compensation cost related to RSUs is expected to be recognized as expense over approximately the next three years.

Note 11. Income Taxes

The Company did not record any U.S. income tax expense during the three months ended March 31, 2024 and 2023. The Company has historically incurred operating losses and maintains a full valuation allowance against its U.S. net deferred tax assets. Foreign taxes were insignificant during the three months ended March 31, 2024 and 2023.

Net operating losses (NOLs) and tax credit carry-forwards are subject to review and possible adjustment by the Internal Revenue Service (“IRS”) and may become subject to annual limitation due to ownership changes that occur under Section 382 of the Internal Revenue Code, as amended and similar state provisions. These ownership changes may limit the amount of carryforwards that can be utilized annually to offset future taxable income. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50% over a three-year period. As of March 31, 2024, the Company was not limited on its NOLs and tax credit carry-forwards. The Company will continue to monitor future ownership changes for potential Section 382 limitations.

The Company files income tax returns in the United States, Canada, United Kingdom, Utah, California and Massachusetts. The Company is not currently under examination in any of these jurisdictions. The Company is subject to income tax examinations on all federal returns since the 2017 tax return.

Note 12. Net Loss Per Share

For the three months ended March 31, 2024 and 2023, Recursion calculated net loss per share of Class A, Class B and Exchangeable common stock using the two-class method. Basic net loss per share is computed using the weighted-average number of shares outstanding during the period. Diluted net loss per share is computed using the weighted-average number of shares and the effect of potentially dilutive securities outstanding during the period. Potentially dilutive securities consist of stock options and other contingently issuable shares. For periods presented in which the Company reports a net loss, all potentially dilutive shares are anti-dilutive and as such are excluded from the calculation. For the three months ended March 31, 2024 and 2023, the Company reported a net loss and therefore basic and diluted loss per share were the same.

The rights, including the liquidation and dividend rights, of the holders of the Company’s Class A, Class B and the Exchangeable common stock are identical, except with respect to voting. As a result, the undistributed earnings for each period are allocated based on the contractual participation rights of the Class A, Class B and the Exchangeable common stock as if the earnings for the period had been distributed. As the liquidation and dividend rights are identical, the undistributed earnings are allocated on a proportionate basis and the resulting amount per share for Class A, Class B and the Exchangeable common stock was the same during the three months ended March 31, 2024 and 2023.

The following tables set forth the computation of basic and diluted net loss per share of Class A, Class B and Exchangeable common stock:

	Three months ended March 31,
(in thousands, except share amounts)	2024	2023
Numerator:
Net loss	$(91,373)	$(65,327)
Denominator:
Weighted average common shares outstanding	236,019,349	191,618,238
Net loss per share, basic and diluted	$(0.39)	$(0.34)

The Company excluded the following potential common shares from the computation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	Three months ended March 31,
	2024	2023
Stock based compensation	11,159,250	8,534,876
Tempus agreement	5,143,690	—
Total	16,302,940	8,534,876

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

The following tables summarize the Company’s assets and liabilities that are measured at fair value on a recurring basis:

		Basis of fair value measurement
(in thousands)	March 31, 2024	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$276,697	$276,697	$—	$—
Restricted cash	9,824	9,824	—	—
Total assets	$286,521	$286,521	$—	$—

		Basis of fair value measurement
(in thousands)	December 31, 2023	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$322,653	$322,653	$—	$—
Restricted cash	9,860	9,860	—	—
Total assets	$332,513	$332,513	$—	$—

In addition to the financial instruments that are recognized at fair value on the Condensed Consolidated Balance Sheet, the Company has certain financial instruments that are recognized at amortized cost or some basis other than fair value. The carrying amount of these instruments are considered to be representative of their approximate fair values.

The following tables summarize the Company’s financial instruments that are not measured at fair value:

	Book values		Fair values
(in thousands)	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
Liabilities
Current portion of notes payable	$55	$41	$55	$41
Notes payable, net of current portion	1,071	1,101	1,071	1,101
Total liabilities	$1,126	$1,142	$1,126	$1,142

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion and analysis of the financial condition of Recursion Pharmaceuticals, Inc. (Recursion, the Company, we, us or our) and the results of operations. This commentary should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and accompanying notes appearing in Item 1, “Financial Statements” and the Company’s audited consolidated financial statements and accompanying notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Annual Report on Form 10-K for the year ended December 31, 2023. This discussion, particularly information with respect to our future results of operations or financial condition, business strategy and plans and objectives of management for future operations, includes forward-looking statements that involve risks and uncertainties as described under the heading "Note About Forward-Looking Statements" in this Quarterly Report on Form 10-Q. You should review the disclosure under the heading "Risk Factors" in the Annual Report on Form 10-K for a discussion of important factors that could cause our actual results to differ materially from those anticipated in these forward-looking statements. We assume no obligation to revise or publicly release any revision to any forward-looking statements contained in this Quarterly Report on Form 10-Q, unless required by law.

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

Overview

Recursion is a leading clinical stage TechBio company decoding biology to industrialize drug discovery. Central to our mission is the Recursion Operating System (OS), a platform built across diverse technologies that enables us to map and navigate trillions of biological, chemical and patient-centric relationships across over 50 petabytes of proprietary data. We frame this integration of the physical and digital components as iterative loops, where scaled ‘wet-lab’ biology, chemistry and patient-centric experimental data are organized by ‘dry-lab’ computational tools in order to identify, validate and translate therapeutic insights. We believe Recursion’s unbiased, data-driven approach to understanding biology will bring more, new and better medicines at higher scale and lower cost to patients.

There are three key value-drivers at Recursion:
•An expansive pipeline of internally developed clinical and preclinical programs focused on precision oncology and genetically driven rare diseases with significant unmet need and market opportunities that could potentially exceed $1 billion in annual sales in some cases
•Transformational partnerships with leading biopharma and technology companies to map and navigate intractable areas of biology, identify novel targets and develop potential new medicines by using advanced computational and data resources
•An industry-leading dataset intentionally designed to capitalize on computational tools and accelerate value created through our pipeline, partnerships and technology products

We drive value by scaling and leveraging the Recursion OS to generate, aggregate and integrate over 50 petabytes of data spanning large language model derived disease relevance and target-compound relationships, predicted protein-ligand binding interactions for ~36 billion compounds, over 250 million total staining and multi-timepoint live-cell (brightfield) phenomics experiments, over 1 million whole transcriptomics experiments, tens of thousands of ADME experiments using our automated DMPK module, InVivomics and multimodal precision oncology patient data. This dataset has been curated using over 50 human cell types, our cell manufacturing facility which has produced over 1 trillion hiPSC-derived neuronal cells since 2022, our in-house chemical library of over 1.7 million compounds, an in silico library of over 1 trillion small molecules and other capabilities. We have built proprietary software applications and AI/ML models within the Recursion OS which predict and navigate over 6 trillion biological and chemical relationships. With our approach and our team of over 500 Recursionauts that is balanced between life scientists and computational and technical experts, we endeavor to turn drug discovery into a search problem, where we map and navigate biology in an unbiased manner in order to translate insights into more, new and better medicines at higher scale and lower cost to patients.

Summary of Business Highlights

Pipeline
•Cerebral Cavernous Malformation (CCM) (REC-994): Our Phase 2 SYCAMORE clinical trial is a randomized, double-blind, placebo-controlled study of two doses of REC-994 in participants with CCM. The primary endpoint of the study is safety and tolerability. Secondary and exploratory endpoints, including clinician measured outcomes, imaging of CCM lesions, patient reported outcomes and selected biomarkers, will be evaluated. This trial was fully enrolled in June 2023 with 62 participants, where the vast majority of participants who completed 12 months of treatment have entered the long-term extension study. We expect to share Phase 2 data in Q3 2024.
•Neurofibromatosis Type 2 (NF2) (REC-2282): Our adaptive Phase 2/3 POPLAR clinical trial is a randomized, two part study of REC-2282 in participants with progressive NF2-mutated meningiomas. Part 1 of the study is ongoing and is exploring two doses of REC-2282 in approximately 23 adults and 9 adolescents, with enrollment in adults expected to complete in Q2 2024. We expect to share Phase 2 safety and preliminary efficacy data in Q4 2024.
•Familial Adenomatous Polyposis (FAP) (REC-4881): Our Phase 1b/2 TUPELO clinical trial is an open label, multicenter, two part study of REC-4881 in participants with FAP. Part 1 is complete and enrollment in Part 2 has commenced. We expect to share Phase 2 safety and preliminary efficacy data in H1 2025.
•AXIN1 or APC Mutant Cancers (REC-4881): Our Phase 2 LILAC clinical trial is an open label, multicenter study of REC-4881 in participants with unresectable, locally advanced or metastatic cancer with AXIN1 or APC mutations. This study was initiated at the end of 2023 with the first participant dosed in Q1 2024. Since that time, multiple participants are now enrolled. We expect to share Phase 2 safety and preliminary efficacy data in H1 2025.
•Clostridioides difficile Infection (REC-3964): REC-3964 is a first-in-class C. difficile toxin inhibitor and the first new chemical entity developed by Recursion, with promising preclinical efficacy data seen in relevant models (superiority versus bezlotoxumab). Full Phase 1 data from our healthy volunteers study will be presented at the World Congress on Infectious Diseases in Paris in June 2024. We expect to initiate a randomized Phase 2 study in patients at high risk for C. difficile infection recurrence in 2024.
•Advanced HR-Proficient Cancers (RBM39): RBM39 is a novel CDK12-adjacent target identified by the Recursion OS. We intend to position our lead candidate as a single agent for the potential treatment of advanced HR-proficient cancers including ovarian and other solid tumors.We expect to submit an IND in H2 2024 and anticipate initiating a Phase 1 open label study of our lead candidate in participants with relapsed/refractory cancer. The primary endpoint of the study will be safety and tolerability. Secondary endpoints will explore pharmacokinetics and preliminary signs of anti-tumor activity.
•Undisclosed Indication in Fibrosis (Target Epsilon): This program originated under our initial fibrosis collaboration with Bayer and we have since in-licensed from Bayer all rights to this program. We are advancing our lead candidate through IND-enabling studies with IND submission expected in the near-term.

Platform
•Supercomputer Expansion: We worked with our partner NVIDIA to design and build BioHive-2, our next generation supercomputer with over 500 H100 GPUs. We have nearly completed the build out of BioHive-2 and began performance benchmarking tests. We believe that the performance of our supercomputer may place BioHive-2 in the top 50 of the next TOP500 list, making it one of the most powerful supercomputers in the world across any industry and the most powerful supercomputer owned and operated by any biopharma company. These computational resources, paired with Recursion’s vast datasets and data generation capabilities, enable the construction of Recursion’s large foundation models for biology, chemistry and causal patient outcomes.
•Whole-Genome Transcriptomics Map: We continue to focus on key technologies that enhance our ability to generate, extract and validate novel insights for therapeutic advancements. Over the past year, we have scaled our transcriptomics technology in order to validate phenotypic-insights and relate to patient-derived RNA sequencing data. In April, we announced sequencing our 1 millionth transcriptome. We believe that we are one of the largest transcriptomics sequencers in the world and are advancing the development of a whole-genome knockout transcriptomics map, which we expect to complete in the coming quarters. Such platform capabilities are important for curating scaled datasets that are relatable and provide a more complete understanding of biology, chemistry and patient outcomes.

•Active Learning: We have been applying active learning approaches to predict where our OS should generate and enrich biological and chemical datasets via phenotypic and ADME compound profiling across existing and new cellular contexts. These capabilities enable Recursion to rapidly construct multiomics maps that are enriched for areas of biology and chemistry that may be of high value for translating insights into therapeutic programs. We believe that such approaches enable Recursion to more rapidly expand its data moat and see active learning capabilities as an important step towards autonomous drug discovery.

Partnerships
•Helix Collaboration: Recursion entered into a multi-year agreement with Helix to access hundreds of thousands of de-identified records including Helix’s Exome+(R) genomic data and data from longitudinal health records. Recursion plans to use this data to train causal AI models and design biomarker and patient stratification strategies across broad disease areas. The Helix dataset expands Recursion’s integration of real-world patient data and complements Recursion’s access to Tempus’ oncology data.
•Transformational Collaborations: We continue to advance efforts to discover potential new therapeutics with our strategic partners in the areas of undruggable oncology (Bayer) as well as neuroscience and a single indication in gastrointestinal oncology (Roche-Genentech). In the near-term, there is the potential for option exercises associated with partnership programs, option exercises associated with map building initiatives or data sharing and additional partnerships in large, intractable areas of biology or technological innovation.

Financing and Operations

We were incorporated in November 2013. In April 2021, we closed our Initial Public Offering (IPO) and issued 27.9 million shares of Class A common stock at a price of $18.00 per share, raising net proceeds of $462.4 million. Prior to our IPO, we had raised $448.9 million in equity financing from investors in addition to $30.0 million in an upfront payment from our collaboration with Bayer AG (Bayer). In January 2022, we received an upfront payment of $150.0 million from our collaboration with Roche. See Note 9, “Collaborative Development Contracts” to the Condensed Consolidated Financial Statements for additional information on the collaboration with Roche. In October 2022, we issued 15.3 million shares of our Class A common stock at a purchase price of $9.80 per share in the 2022 private placement to qualified institutional buyers and institutional accredited investors for net proceeds of $143.7 million, after deducting fees and offering costs of $6.6 million. In July 2023, we issued an aggregate of 7.7 million shares of our Class A common stock at a purchase price of $6.49 per share in the 2023 Private Placement with NVIDIA Corporation for net proceeds of approximately $49.9 million. In August 2023, we entered into an Open Market Sales Agreement with Jefferies LLC to provide for the offering, issuance and sale of up to an aggregate amount of $300.0 million of its Class A common stock of which $208.2 million remain available for future sales. The Company has sold 12.9 million shares and received net proceeds of $89.1 million under the agreement. See Note 8, “Common Stock” to the Condensed Consolidated Financial Statements for additional information on the Sales Agreement.

We use the capital we have raised to fund operating and investing activities across platform research operations, drug discovery, clinical development, digital and other infrastructure, creation of our portfolio of intellectual property and administrative support. We do not have any products approved for commercial sale and have not generated any revenues from product sales. We had cash and cash equivalents of $296.3 million as of March 31, 2024. Based on our current operating plan, we believe that our cash and cash equivalents will be sufficient to fund our operations for at least the next twelve months.

Since inception, we have incurred significant operating losses. Our net losses were $91.4 million and $65.3 million during the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, our accumulated deficit was $1.1 billion.

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

Results of Operations

The following table summarizes our results of operations:

(in thousands, except percentages)	Three months ended March 31,		Change
	2024	2023	$	%
Revenue
Operating revenue	$13,491	$12,134	$1,356	11%
Grant revenue	303	—	303	n/m
Total revenue	13,794	12,134	1,659	14%

Operating costs and expenses
Cost of revenue	11,166	12,448	(1,282)	(10)%
Research and development	67,560	46,677	20,883	45%
General and administrative	31,408	22,874	8,534	37%
Total operating costs and expenses	110,134	81,999	28,135	34%

Loss from operations	(96,340)	(69,865)	(26,476)	38%
Other income, net	4,188	4,538	(351)	(8)%
Loss before income tax benefit	(92,152)	(65,327)	(26,827)	41%
Income tax benefit	779	—	779	n/m
Net loss	$(91,373)	$(65,327)	$(26,048)	40%

Summary

Our financial performance during the three months ended March 31, 2024 compared to the prior period included an increase in research and development costs across all development stages as we continue to expand and upgrade our platform, advance our preclinical pipeline and progress through our various clinical trials.

Revenue

The following table summarizes our components of revenue:

	Three months ended March 31,		Change
(in thousands, except percentages)	2024	2023	$	%
Revenue
Operating revenue	$13,491	$12,134	$1,356	11%
Grant revenue	303	—	303	n/m
Total revenue	$13,794	$12,134	$1,659	14%

Operating revenue is generated through research and development agreements derived from strategic alliances. We are entitled to receive variable consideration as certain milestones are achieved. The timing of revenue recognition is not directly correlated to the timing of cash receipts.

For the three months ended March 31, 2024, the increase in revenue compared to prior period was due to revenue recognized from our partnership with Roche, as our mix of work on the three performance obligations shifted towards higher cost processes including the progression of work related to one of our neuroscience performance obligations.

Cost of Revenue

The following table summarizes our cost of revenue:

(in thousands, except percentages)	Three months ended March 31,		Change
	2024	2023	$	%
Total cost of revenue	$11,166	$12,448	$(1,282)	(10)%

Cost of revenue consists of the Company’s costs to provide services for drug discovery required under performance obligations with partnership customers. These primarily include materials costs, service hours performed by our employees and depreciation of property and equipment.

For the three months ended March 31, 2024, the decrease in cost of revenue compared to prior period was due to our strategic partnership with Bayer which was completed in 2023.

Research and Development

The following table summarizes our components of research and development expense:

(in thousands, except percentages)	Three months ended March 31,		Change
	2024	2023	$	%
Research and development expense
Platform	$25,914	$18,492	$7,422	40%
Discovery	16,642	13,505	3,137	23%
Clinical	16,597	11,522	5,075	44%
Stock based compensation	7,995	2,833	5,162	>100%
Other	412	325	87	27%
Total research and development expense	$67,560	$46,677	$20,883	45%

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

For the three months ended March 31, 2024, the increase in research and development expenses compared to the prior period was across all development phases as we continue to expand and upgrade our platform, including our chemical technology, machine learning and transcriptomics platform. Our discovery costs increased as we advanced our preclinical pipeline including our work on Target Epsilon. Our clinical costs grew as we continued to progress through our various clinical trials.

General and Administrative Expense

The following table summarizes our general and administrative expense:

(in thousands, except percentages)	Three months ended March 31,		Change
	2024	2023	$	%
Total general and administrative expense	$31,408	$22,874	$8,534	37%

We expense general and administrative costs as incurred. General and administrative expenses consist primarily of salaries; including employee benefits and stock-based compensation. General and administrative expenses also include facilities, depreciation, information technology, professional fees for auditing and tax, legal fees for corporate and patent matters and insurance costs.

For the three months ended March 31, 2024, the increase in general and administrative expense compared to prior period was primarily driven by an increase in salaries and wages of $3.9 million and increases in software and depreciation expense.

Other Income, Net

The following table summarizes our components of other income, net:

(in thousands, except percentages)	Three months ended March 31,		Change
	2024	2023	$	%
Interest income	$4,048	$4,660	$(612)	(13.1)%
Interest expense	(20)	(19)	(1)	7.6%
Other	160	(103)	263	256.1%
Other income, net	$4,188	$4,538	$(350)	(7.7)%
n/m = Not meaningful

For the three months ended March 31, 2024, the decrease in interest income compared to prior period related to a decrease in earnings on cash and cash equivalents in money market funds.

Liquidity and Capital Resources

Sources of Liquidity

We have not yet commercialized any products and do not expect to generate revenue from the sales of any product candidates for at least several years. Cash and cash equivalents totaled $296.3 million and $391.6 million as of March 31, 2024 and December 31, 2023, respectively.

We have incurred operating losses and experienced negative operating cash flows and we anticipate that the Company will continue to incur losses for at least the foreseeable future. Our net loss was $91.4 million and $65.3 million during the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024 and December 31, 2023, we had an accumulated deficit of $1.1 billion and $967.6 million, respectively.

We have financed our operations through the private placements of preferred stock and Class A common stock issuances. As of March 31, 2024, we have received net proceeds of $448.9 million from the sale of preferred stock and $745.0 million from Class A common stock issuances. See Note 8, “Common Stock” to the Condensed Consolidated Financial Statements for additional details on Class A common stock issuances. Additionally, as of March 31, 2024, we have received proceeds of $183.0 million from our strategic partnerships. See Note 9, “Collaborative Development Contracts” to the Condensed Consolidated Financial Statements for additional details on the Roche partnership.

Cash Flows

The following table is a summary of the Condensed Consolidated Statements of Cash Flows for each of the periods presented below:

	Three months ended March 31,
(in thousands)	2024	2023
Cash used in operating activities	$(102,300)	$(73,316)
Cash used in investing activities	(6,653)	(5,340)
Cash provided by financing activities	13,897	1,922

Operating Activities
Cash used by operating activities increased during the three months ended March 31, 2024 as a result of higher costs incurred for research and development and general and administrative due to the Company’s expansion and upgraded capabilities.

Cash used by operating activities increased during the three months ended March 31, 2023 as a result of an upfront payment of $150.0 million from our strategic partnership with Roche received during the three months ended March 31, 2022.

Investing Activities
Cash used by investing activities during the three months ended March 31, 2024 consisted primarily of property and equipment purchases of $6.7 million, which included $2.9 million for a project to upgrade the BioHive supercomputer and $2.7 million for lab equipment purchases.

Cash used by investing activities during the three months ended March 31, 2023 consisted primarily of property and equipment purchases of $5.2 million, which included $1.7 million for a project to upgrade the BioHive supercomputer and $2.3 million for lab equipment purchases.

Financing Activities
Cash provided by financing activities during the three months ended March 31, 2024 primarily included proceeds of $10.9 million from common stock issuances. Financing inflows also included proceeds from equity incentive plans of $3.0 million.

Cash provided by financing activities during the three months ended March 31, 2023 primarily included proceeds from equity incentive plans of $1.9 million.

Critical Accounting Estimates and Policies

A summary of the Company’s significant accounting estimates and policies is included in Note 2, “Summary of Significant Accounting Policies” in our 2023 Annual Report. There were no significant changes in the Company’s application of its critical accounting policies during the three months ended March 31, 2024.

Recently Issued and Adopted Accounting Pronouncements

See Note 2, “Basis of Presentation” in Item 1 of this Quarterly Report on Form 10-Q for information regarding recently issued and adopted accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are exposed to market risk related to changes in interest rates of our cash and cash equivalents. As of March 31, 2024, our cash and cash equivalents primarily consisted of money market funds. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in U.S. interest rates. A hypothetical 100 basis point decrease in interest rates as of as of March 31, 2024, would have an insignificant effect on net loss in the ensuring year.

Foreign Currency Exchange Risk

Our employees and our operations are primarily located in the United States and Canada and our expenses are generally denominated in U.S. and Canadian dollars. We also have entered into a limited number of contracts with vendors for research and development services that have underlying payment obligations denominated in foreign currencies. We are subject to foreign currency transaction gains or losses on our contracts denominated in foreign currencies. To date, foreign currency transaction gains and losses have not been material to our financial statements, and we do not have a formal hedging program with respect to foreign currency. A 10% increase or decrease in current exchange rates would have an insignificant effect on our financial results during the three months ended March 31, 2024 and 2023.

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

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives as management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2024, our disclosure controls and procedures were ineffective due to the material weakness in internal controls related to our revenue and unearned revenue process including the operating effectiveness of management review controls over the estimated costs and time to completion and controls to validate the completeness and accuracy of information used to calculate revenue and unearned revenue related to its license agreement disclosed in Part II, Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2023.

Remediation of Material Weakness

The following remediation actions have been taken as of March 31, 2024:

•Improvement of documentation procedures regarding specific inquiries related to the cost model used for revenue recognition and the resulting responses
•Improvement of documentation for the review of changes in cost model due to responses from inquiries
•Provided additional documentation for internal reports to validate and support completeness and accuracy of reports

•Improvement of documentation of these processes was done with the input of our third-party consultants who continue to be involved in the design and enhancement of the revenue recognition policies and procedures

While significant progress has been made to enhance our internal controls over financial reporting, we are still in the process of implementing and testing these remediated processes, procedures and controls. We believe the above actions will be effective in remediating the material weakness described above. However, the material weakness cannot be considered remediated until controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. As such, we were unable to conclude that the material weakness has been remediated as of March 31, 2024.

Changes in Internal Control Over Financial Reporting

As of March 31, 2024, management is in the process of integrating the internal controls of the acquired businesses into Recursion's existing operations as part of planned integration activities. With the exception of the steps taken to remediate the material weakness as described above, there were no other changes in financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. For a detailed discussion of the risks that affect our business. Please refer to the sections titled “Risk Factors” in Part I, Item 1A. of our 2023 Annual Report.

The risk factors set forth below represent new risk factors or those containing changes to the similarly titled risk factor included in the sections titled “Risk Factors” in Part I, Item 1A. of our 2023 Annual Report.

RISKS RELATED TO OUR RELIANCE ON THIRD PARTIES

Third parties that perform some of our research and preclinical testing or conduct our clinical trials may not perform satisfactorily or their agreements may be terminated.

We currently rely, and expect to continue to rely, on third parties to conduct some aspects of research and preclinical testing and clinical trials. The third parties include CROs, clinical data management organizations, medical institutions, and principal investigators. Any of these third parties may fail to fulfill their contractual obligations, including by not meeting deadlines for the completion of research, testing, or trials, or we or they may terminate their engagements with us. If any of our relationships with these third parties terminate, we may not be able to enter into arrangements with alternative third parties on commercially reasonable terms, or at all. If we need to enter into alternative arrangements, such negotiations could delay product development activities. Termination of our relationships with foreign third parties can also occur if U.S. legislation, sanctions, trade restrictions, or other U.S. and foreign regulatory requirements, prohibitions or restrictions, limit or prevent our ability to enter into arrangements with such foreign third parties. For example, we currently rely on foreign CROs and CDMOs, including an affiliate/subsidiary of WuXi AppTec Co., Ltd. (WuXi AppTec) in China that has been listed as a biotechnology company “of concern” in proposed U.S. legislation known as the BIOSECURE Act (recently introduced in the U.S. House of Representatives as H.R. 7085 and in the U.S. Senate as S.3558). While the BIOSECURE Act as currently proposed would restrict purchasing of services or products from WuXI AppTec and other companies of concern in China, it would only impact U.S. companies that contract with or receive funding from the U.S. government, which means that our company would not be directly impacted by the BIOSECURE Act. However, passage of the BIOSECURE Act could potentially lead the way for further legislation, sanctions, or restrictions that could potentially impact our third-party arrangements with companies such as WuXi AppTec which could delay or impact clinical trials and consequently delay or obstruct regulatory approval of our drug candidates.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Sales of Unregistered Securities

Stock Option Exercises
For the three months ended March 31, 2024, we issued 38 thousand shares of our Class A common stock to our employees, directors, advisors and consultants upon the exercise of stock options under our Key Personnel Incentive Stock Plan for aggregate consideration of approximately $10 thousand. The shares of Class A common stock issued upon the exercise of stock options were issued pursuant to written compensatory plans or arrangements with our employees, directors, advisors and consultants, in reliance on the exemption provided by Rule 701 promulgated under the Securities Act of 1933, as amended, or pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, relative to transactions by an issuer not involving any public offering, to the extent an exemption from such registration was required. All recipients either received adequate information about our company or had access, through employment or other relationships, to such information.

Item 5. Other Information.

On March 1, 2024, Terry-Ann Burrell, a member of our Board of Directors, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 211,290 shares of the Company’s Class A common stock until May 30, 2025.

On March 1, 2024, Tina Marriott, President and Chief Operating Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 672,000 shares of the Company’s Class A common stock until June 27, 2025.

On March 1, 2024, Michael Secora, Chief Financial Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 1,259,955 shares of the Company’s Class A common stock until June 10, 2025.

Item 6. Exhibits.

Exhibit Index:

Incorporated by Reference
Exhibit number	Description	Form	File No.	Exhibit No.	Filing Date	Filed / Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of Recursion Pharmaceuticals, Inc.	8-K	001-40323	3.1	April 21, 2021
3.2	Amended and Restated Bylaws of Recursion Pharmaceuticals, Inc.	8-K	001-40323	3.1	January 31, 2024
4.1	Amended and Restated Investors’ Rights Agreement by and among the Registrant and certain of its stockholders, dated September 1, 2020.	S-1/A	333-254576	4.1	April 15, 2021
4.2	Specimen Class A common stock certificate of the Registrant.	S-1/A	333-254576	4.2	April 15, 2021
10.1+	Advisory Agreement between the Registrant and Shafique Virani					X
10.2+	Transition Agreement between the Registrant and Shafique Virani					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

+	Indicates a management contract or compensatory plan.
*	The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 9, 2024.

RECURSION PHARMACEUTICALS, INC.

By:	/s/ Christopher Gibson
Christopher Gibson
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Michael Secora
Michael Secora
Chief Financial Officer
(Principal Financial and Accounting Officer)