Form 10-Q
period 2024-06-30
RECURSION PHARMACEUTICALS, INC.
filed 2024-08-08
CIK 1601830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
or
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

As of July 31, 2024, there were 273,940,019 and 7,168,575 of the registrant’s Class A and B common stock outstanding, respectively.

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
ii

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
iii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Recursion Pharmaceuticals, Inc.
Condensed Consolidated Balance Sheets (unaudited)
(in thousands, except share and per share amounts)

	June 30,	December 31,
	2024	2023
Assets
Current assets
Cash and cash equivalents	$474,341	$391,565
Restricted cash	1,783	3,231
Other receivables	2,526	3,094
Other current assets	43,725	40,247
Total current assets	522,375	438,137

Restricted cash, non-current	6,629	6,629
Property and equipment, net	83,633	86,510
Operating lease right-of-use assets	44,088	33,663
Financing lease right-of-use assets	28,562	—
Intangible assets, net	38,210	36,443
Goodwill	52,056	52,056
Other assets, non-current	308	261
Total assets	$775,861	$653,699

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$3,762	$3,953
Accrued expenses and other liabilities	33,401	46,635
Unearned revenue	32,204	36,426
Notes payable and financing lease liabilities	8,109	41
Operating lease liabilities	8,607	6,116
Total current liabilities	86,083	93,171

Unearned revenue, non-current	29,169	51,238
Notes payable and financing lease liabilities, non-current	22,921	1,101
Operating lease liabilities, non-current	50,239	43,414
Deferred tax liabilities	—	1,339
Other liabilities, non-current	3,000	—
Total liabilities	191,412	190,263

Commitments and contingencies (Note 7)

Stockholders’ equity
Common stock, $0.00001 par value; 2,000,000,000 shares (Class A 1,989,032,117 and Class B 10,967,883) authorized as of June 30, 2024 and December 31, 2023; 280,968,276 shares (Class A 273,606,541, Class B 7,268,575 and Exchangeable 93,160) and 234,270,384 shares (Class A 226,264,764, Class B 7,544,871 and Exchangeable 460,749) issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	3	2
Additional paid-in capital	1,740,981	1,431,056
Accumulated deficit	(1,156,535)	(967,622)
Total stockholders’ equity	584,449	463,436

Total liabilities and stockholders’ equity	$775,861	$653,699

See the accompanying notes to these condensed consolidated financial statements.

Recursion Pharmaceuticals, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited)
(in thousands, except share and per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Revenue
Operating revenue	$14,404	$11,016	$27,895	$23,150
Grant revenue	13	1	316	1
Total revenue	14,417	11,017	28,211	23,151

Operating costs and expenses
Cost of revenue	9,199	9,382	20,365	21,829
Research and development	73,928	55,060	141,488	101,737
General and administrative	31,833	28,290	63,241	51,165
Total operating costs and expenses	114,960	92,732	225,094	174,731

Loss from operations	(100,543)	(81,715)	(196,883)	(151,580)
Other income, net	2,480	4,989	6,668	9,527
Loss before income tax benefit	(98,063)	(76,726)	(190,215)	(142,053)
Income tax benefit	523	—	1,302	—
Net loss and comprehensive loss	$(97,540)	$(76,726)	$(188,913)	$(142,053)

Per share data
Net loss per share of Class A, B and Exchangeable common stock, basic and diluted	$(0.40)	$(0.38)	$(0.79)	$(0.71)
Weighted-average shares (Class A, B and Exchangeable) outstanding, basic and diluted	242,196,409	201,415,475	239,107,879	198,957,804

See the accompanying notes to these condensed consolidated financial statements.

Recursion Pharmaceuticals, Inc.
Condensed Consolidated Statements of Stockholders’ Equity (unaudited)
(in thousands, except share amounts)

	Common Stock		Additional Paid-in-Capital	Accumulated Deficit	Stockholders’ Equity
	(Class A, B and Exchangeable)
	Shares	Amount
Balance as of March 31, 2024	237,508,682	$2	$1,460,144	$(1,058,995)	$401,151
Net loss	—	—	—	(97,540)	(97,540)
Stock option exercises and other	2,820,506	—	2,767	—	2,767
Stock-based compensation	—	—	16,524	—	16,524
Common stock sales issuances, net of issuance costs	40,639,088	1	261,546	—	261,547
Balance as of June 30, 2024	280,968,276	$3	$1,740,981	$(1,156,535)	$584,449

	Common Stock		Additional Paid-in-Capital	Accumulated Deficit	Stockholders’ Equity
	(Class A, B and Exchangeable)
	Shares	Amount
Balance as of December 31, 2023	234,270,384	$2	$1,431,056	$(967,622)	$463,436
Net loss	—	—	—	(188,913)	(188,913)
Stock option exercises and other	5,137,589	—	4,855	—	4,855
Stock-based compensation	—	—	32,651	—	32,651
Common stock sales issuances, net of issuance costs	41,560,303	1	272,419	—	272,420
Balance as of June 30, 2024	280,968,276	$3	$1,740,981	$(1,156,535)	$584,449

See the accompanying notes to these condensed consolidated financial statements.

Recursion Pharmaceuticals, Inc.
Condensed Consolidated Statements of Stockholders’ Equity (unaudited)
(in thousands, except share amounts)

	Common Stock		Additional Paid-in-Capital	Accumulated Deficit	Stockholders’ Equity
	(Class A, B and Exchangeable)
	Shares	Amount
Balance as of March 31, 2023	192,230,854	$2	$1,135,056	$(704,883)	$430,175
Net loss	—	—	—	(76,726)	(76,726)
Stock option exercises and other	2,394,131	—	4,912	—	4,912
Stock-based compensation	—	—	11,811	—	11,811
Common stock sales issuances, net of issuance costs	12,112,347	—	98,791	—	98,791
Balance as of June 30, 2023	206,737,332	$2	$1,250,570	$(781,609)	$468,963

	Common Stock		Additional Paid-in-Capital	Accumulated Deficit	Stockholders’ Equity
	(Class A, B and Exchangeable)
	Shares	Amount
Balance as of December 31, 2022	191,022,864	$2	$1,125,360	$(639,556)	$485,806
Net loss	—	—	—	(142,053)	(142,053)
Stock option exercises and other	3,602,121	—	5,794	—	5,794
Stock-based compensation	—	—	20,625	—	20,625
Common stock sales issuances, net of issuance costs	12,112,347	—	98,791	—	98,791
Balance as of June 30, 2023	206,737,332	$2	$1,250,570	$(781,609)	$468,963

See the accompanying notes to these condensed consolidated financial statements.

Recursion Pharmaceuticals, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Six months ended June 30,
	2024	2023
Cash flows from operating activities
Net loss	$(188,913)	$(142,053)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	16,345	9,271
Stock-based compensation	32,651	20,625
Asset impairment	108	1,169
Lease expense	5,575	3,991
Other, net	(3,570)	739
Changes in operating assets and liabilities:
Other receivables and assets	(304)	(1,131)
Unearned revenue	(26,291)	(23,200)
Accounts payable	(174)	(2,856)
Accrued development expense	(2,178)	1,747
Accrued expenses and other current liabilities	(11,350)	(3,643)
Operating lease liabilities	(6,418)	(5,442)
Net cash used in operating activities	(184,519)	(140,783)

Cash flows from investing activities
Net cash and restricted cash acquired in the acquisition of a business	—	1,915
Purchases of property and equipment	(7,835)	(9,143)
Purchase of an intangible asset	(3,000)	(165)
Net cash used in investing activities	(10,835)	(7,393)

Cash flows from financing activities
Proceeds from issuance of common shares, net of issuance costs	272,419	—
Proceeds from equity incentive plans	4,652	5,757
Repayment of long-term debt	(52)	(48)
Net cash provided by financing activities	277,019	5,709

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(337)	179

Net change in cash, cash equivalents and restricted cash	81,328	(142,288)
Cash, cash equivalents and restricted cash, beginning of period	401,425	559,112
Cash, cash equivalents and restricted cash, end of period	$482,753	$416,824

Supplemental schedule of non-cash investing and financing activities
Issuance of shares for the acquisitions of businesses	$—	$98,791
Accrued property and equipment	549	6
Financed equipment purchase	—	1,214
Purchase of an intangible asset	6,000	—

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

As of June 30, 2024, the Company had an accumulated deficit of $1.2 billion. The Company expects to incur substantial operating losses in future periods and will require additional capital to advance its drug candidates. The Company does not expect to generate significant revenue until the Company successfully completes significant drug development milestones with its subsidiaries or in collaboration with third parties, which the Company expects will take a number of years. In order to commercialize its drug candidates, the Company or its partners need to complete clinical development and comply with comprehensive regulatory requirements. The Company is subject to a number of risks and uncertainties similar to those of other companies of the same size within the biotechnology industry, such as the uncertainty of clinical trial outcomes, uncertainty of additional funding and a history of operating losses.

The Company has funded its operations to date primarily through the issuance of Class A common stock (see Note 8, “Common Stock” for additional details). Additionally, the Company has received payments from its strategic partnerships (see Note 9, “Collaborative Development Contracts” for additional details). Recursion will likely be required to raise additional capital. As of June 30, 2024, the Company did not have any unconditional outstanding commitments for additional funding. If the Company is unable to access additional funds when needed, it may not be able to continue the development of its products or the Company could be required to delay, scale back or abandon some or all of its development programs and other operations. The Company’s ability to access capital when needed is not assured and, if not achieved on a timely basis, could materially harm its business, financial condition and results of operations.

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

It is management’s opinion that these condensed consolidated financial statements include all normal and recurring adjustments necessary for a fair statement of the financial position, results of operations and cash flows for the periods presented. Revenue and net loss for any interim period are not necessarily indicative of future or annual results.

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

The final rule’s effective dates, if adopted, will be phased in depending on the disclosure requirement starting the annual period ending December 31, 2025. In April 2024, the SEC voluntarily stayed implementation of the new climate-related disclosure requirements pending judicial review. The Company is currently evaluating the impact this rule will have on its consolidated financial statements and related disclosures.

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

In November 2023, the FASB issued ASU No. 2023-7, Segment Reporting (Topic 280). The standard requires new disclosures related to ASC 280 including: disclosing significant segment expenses by category; requiring all the ASC 280 disclosures for companies with a single reportable segment and; requiring ASC 280 disclosures for interim financial statements. Recursion must apply the amendments retrospectively to each prior reporting period presented. This standard will be effective for Recursion starting the annual period ending December 31, 2024. Early adoption is permitted. The adoption of this standard will not impact Recursion’s consolidated balance sheet and statement of operations.

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

Recursion is expensing the record purchases based on a contractually agreed price as “Research and Development” expenses in the Condensed Consolidated Statements of Operations as the records are downloaded. To the extent that the Recursion payments to Tempus are greater than or less than the records purchased amount, Recursion records the applicable amount to “Other Current Assets” or “Accrued Expenses and Other Liabilities” on the Condensed Consolidated Balance Sheet, respectively. As of June 30, 2024, Recursion had recorded $13.1 million within “Other Current Assets” on the Consolidated Balance Sheet related to the Tempus agreement.

Property and Equipment, net

	June 30,	December 31,
(in thousands)	2024	2023
Lab equipment	$61,138	$60,096
Leasehold improvements	46,776	45,929
Office equipment	25,370	22,126
Construction in progress	2,796	3,231
Property and equipment, gross	136,080	131,382
Less: Accumulated depreciation	(52,447)	(44,872)
Property and equipment, net	$83,633	$86,510

Depreciation expense on property and equipment was $4.1 million and $8.1 million during the three and six months ended June 30, 2024, respectively, and $4.0 million and $7.5 million during the three and six months ended June 30, 2023, respectively. The Company recorded an insignificant impairment and an impairment of $1.2 million during the six months ended June 30, 2024 and 2023, respectively, related to construction projects for leasehold improvements as the Company no longer intended to use them. The impairments were recorded in “General and Administrative” in the Condensed Consolidated Statements of Operations.

Accrued Expenses and Other Liabilities

	June 30,	December 31,
(in thousands)	2024	2023
Accrued compensation	$13,119	$22,888
Accrued development expenses	3,899	6,077
Accrued early discovery expenses	3,730	2,570
Accrued construction	—	2,439
Accrued data	3,000	—
Materials received not invoiced	1,920	2,432
Accrued other expenses	7,733	10,229
Accrued expense and other liabilities	$33,401	$46,635

Interest Income, net

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2024	2023	2024	2023
Interest income	$3,266	$4,957	$7,313	$9,617
Interest expense	(394)	(26)	(414)	(45)
Interest income, net	$2,872	$4,931	$6,899	$9,572

For the three and six months ended June 30, 2024 and 2023, interest income primarily related to earnings on cash and cash equivalents in money market funds. Interest expense primarily related to the Company’s supercomputer financing lease. Interest income, net was included in “Other income, net” on the Condensed Consolidated Statements of Operations.

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

The intangible asset is related to Valence’s ML and AI digital chemistry platform. The estimated fair value of the intangible asset was determined using a cost approach. This valuation technique provides the fair value of an asset based on estimates of the total costs to develop the technology. Significant inputs used to determine the total cost includes the length of time required and service hours performed by Company employees. The technology intangible asset is being amortized on a straight-line basis over its four-year useful life.

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

Recursion’s condensed consolidated statement of operations during the six months ended June 30, 2024 included immaterial net revenue and a $5.9 million operating loss associated with Valence’s operations. The Company has finalized the amounts recognized disclosed in the above tables.

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

The acquisition of Cyclica was accounted for as a business combination using the acquisition method of accounting. The aggregate upfront consideration for the acquisition of Cyclica consisted of 5.8 million shares of Recursion Class A common stock, cash payments, 1.0 million shares issuable upon exercise of stock options held by Cyclica equity award holders and deferred liabilities for additional consideration. Approximately 172 thousand of the aforementioned shares of Class A common stock consideration had not yet been issued as of June 30, 2024.

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

Recursion’s condensed consolidated statement of operations during the six months ended June 30, 2024 included immaterial net revenue and a $7.4 million operating loss associated with Cyclica’s operations. The Company has finalized the amounts recognized disclosed in the above tables.

Pro forma financial information

The following table presents the unaudited pro forma combined results of operations of Recursion, Valence and Cyclica as if the acquisitions had occurred on January 1, 2022:

(in thousands)	Three months ended June 30, 2023	Six Months Ended June 30, 2023
Net revenue	$11,258	$23,437
Net loss	(79,586)	(153,037)

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

Note 5.    Leases

The Company has entered into various long-term real estate operating leases primarily related to office, research and development and operating activities and a long-term equipment financing lease related to the supercomputer for research and development activities. The Company’s leases have remaining terms from under 1 year to 8 years and some of those leases include options that provide Recursion with the ability to extend the lease term, generally for five years. The options are included in the lease term when it is reasonably certain that the option will be exercised.

For the six months ended June 30, 2024 and 2023, Recursion entered into lease modifications resulting in a decrease to the right-of-use asset and lease liability of $3.1 million and an increase to the right-of-use asset and lease liability of $3.4 million, respectively. The modifications had no impact to the Condensed Consolidated Statements of Operations.

In May 2024, the Company entered into a financing lease agreement for the supercomputer equipment (the “Supercomputer Lease”). The right of use began May 2024 when control of the asset was obtained and the lease term is 3 years with two additional renewal options for a one-year or two-year period. Total fixed payments are expected to be approximately $34.0 million.

In February 2024, the Company entered into an operating lease agreement related to the supercomputer for the exclusive use of physical space in a data center of approximately 1,851 square feet (the “Data Center Lease”). The right of use began in April 2024 and lease term is 5 years with a five-year renewal option. The lease includes provisions for escalating rent payments. Total fixed lease payments are expected to be approximately $13.0 million with additional variable expenses, including utilities and tax expenses.

In January 2024, the Company entered into an operating lease agreement for office space in London, England with approximately 6,792 square feet (the “London Lease”). The right of use began January 2024 when control of the asset was obtained. The London Lease term is 5 years with a five-year renewal option. The London Lease includes provisions for escalating rent payments. Total fixed payments are expected to be approximately $7.9 million, additionally there will be variable expenses including building service charges related to the lease.

The components of the lease cost were:

	Three months ended June 30,		Six months ended June 30, 2024
(in thousands)	2024	2023	2024	2023
Operating lease cost	$3,109	$2,020	$5,582	$4,018
Finance lease cost:
Amortization of leased assets	985	—	985	—
Interest on lease liabilities	376	—	376	—
Variable lease cost	697	499	1,235	1,157
Short-term lease cost	42	41	82	41
Total lease cost	$5,209	$2,560	$8,260	$5,216

Supplemental balance sheet information related to leases were:

(in thousands)	June 30, 2024	December 31, 2023
Assets
Operating lease right-of-use assets	$44,088	$33,663
Financing lease right-of-use assets	28,562	—
Total lease right-of-use assets	$72,649	$33,663

Liabilities
Current liabilities
Notes payable and financing lease liabilities	$8,045	$—
Operating lease liabilities	8,607	6,116
Total current lease liabilities	16,652	6,116
Non-current liabilities
Notes payable and financing lease liabilities, non-current	21,878	—
Operating lease liabilities, non-current	50,239	43,414
Total non-current lease liabilities	72,117	43,414
Total lease liabilities	$88,769	$49,530

Supplemental cash flow information related to leases were:

	Six months ended June 30,
(in thousands)	2024	2023
Cash paid for amount included in the measurement of lease liabilities:
Operating cash flows from operating leases	$6,579	$5,442
Operating cash flows from financing leases	—	—
Financing cash flows from financing leases	—	—

Right-of-use assets additions and modifications:
Operating leases	$13,738	$4,160
Financing leases	29,547	—

Lease term and discount rates as of June 30, 2024 were:

(in thousands)	June 30, 2024
Operating leases
Weighted-average remaining lease term (years)	5.9
Weighted-average discount rate	7.8%
Finance leases
Weighted-average remaining lease term (years)	3.0
Weighted-average discount rate	7.6%

Maturities of lease liabilities as of June 30, 2024 were:

(in thousands)	Operating leases	Finance leases
Remainder of 2024	$6,535	$5,024
2025	13,251	10,048
2026	13,499	10,048
2027	13,938	8,882
2028	11,174	—
Thereafter	17,607	—
Total lease payments	76,004	34,002
Less amounts representing interest or imputed interest	(17,158)	(4,079)
Present value of lease liabilities	$58,846	$29,923

Note 6.    Goodwill and Intangible Assets

Goodwill

There were no changes to the carrying amount of goodwill during the three and six months ended June 30, 2024. There were additions of $51.3 million to the carrying amount of goodwill related to the acquisition of Cyclica and Valence during the three and six months ended June 30, 2023. No goodwill impairment was recorded during the three and six months ended June 30, 2024 and 2023.

Intangible Assets, Net

The following table summarizes intangible assets:

	June 30, 2024			December 31, 2023
(in thousands)	Gross carrying amount	Accumulated Amortization	Net carrying amount	Gross carrying amount	Accumulated Amortization	Net carrying amount
Definite-lived technology intangible assets	$44,076	$(15,440)	$28,636	$44,076	$(8,882)	$35,194
Definite-lived licensed intangible assets	9,350	(762)	8,588	350	(87)	263
Indefinite-lived intangible assets	986	—	986	986	—	986
Intangible assets, net	$54,412	$(16,202)	$38,210	$45,412	$(8,969)	$36,443

Amortization expense was $3.9 million and $7.2 million during the three and six months ended June 30, 2024, respectively. Amortization expense was $1.6 million and $1.7 million during the three and six months ended June 30, 2023, respectively. Amortization expense was included in “Research and Development” in the Condensed Consolidated Statements of Operations. No indefinite-lived intangible asset impairment charges were recorded during the three and six months ended June 30, 2024 and 2023.

For the six months ended June 30, 2024, the Company entered into a 3-year licensing agreement with Helix for access to their patient data and use rights for therapeutics development purposes. This data will be used to improve the training of Recursion’s artificial intelligence and machine learning models and is expected to accelerate Recursion’s drug discovery process. Recursion is making annual payments of $3.0 million for a total of $9.0 million, which was recorded in “Intangible Assets, net” on the Condensed Consolidated Balance Sheet and included as a licensed intangible asset in the above table. Recursion made the first payment during the six months ended June 30, 2024 and recorded the two remaining $3.0 million payments in “Accrued Expenses and Other Liabilities” and “Accrued Other, Non-current” on the Condensed Consolidated Balance Sheet, respectively. The licensed intangible asset is being amortized on a straight-line basis over its three-year useful life.

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

Indemnification

The Company has agreed to indemnify its officers and directors for certain events or occurrences, while the officer or director is or was serving at the Company’s request in such capacity. The Company purchases directors and officers liability insurance coverage that provides for reimbursement to the Company for covered obligations and this is intended to limit the Company’s exposure and enable it to recover a portion of any amounts it pays under its indemnification obligations. The Company had no liabilities recorded for these agreements as of June 30, 2024 and December 31, 2023, as no amounts were probable.

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

In February 2021, the Company entered into a lease agreement for laboratory and office space (the Industry Lease) with Industry Office SLC, LLC (the landlord). In March 2023, the Company sent a letter to the landlord detailing numerous construction delays and irregularities, deficiencies and deviations from applicable structural drawings and/or non-conforming conditions with applicable building codes. On June 23, 2023, the landlord filed a lawsuit against the Company (Industry Office SLC, LLC v. Recursion Pharmaceuticals, Inc., Case No. 230904627) in the Third District Court for Salt Lake County, State of Utah (the Court), alleging anticipatory repudiation and breach of contract. The Plaintiff seeks monetary damages and attorney’s fees. As of June 30, 2024, the Company had no liability recorded for these events as an unfavorable outcome was not probable.

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

Pledged Assets

As of June 30, 2024, assets pledged as collateral against finance leases totaled $27.0 million. Assets pledged as collateral are Lab Equipment reported in “Property and Equipment, net” on the Condensed Consolidated Balance Sheet. As of June 30, 2024, the liabilities associated with collateral pledged were solely comprised of a finance lease and had a carrying value of $29.9 million. The collateral pledged under the lease agreement may only be operated by the Company within the continental United States and must maintain a good title. The assets cannot be sold, disposed of or repledged by the Company.

Note 8. Common Stock

Each share of Class A common stock entitles the holder to one vote per share and each share of Class B common stock entitles the holder to 10 votes per share on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the Company’s Board of Directors. As of June 30, 2024 and December 31, 2023, no dividends had been declared.

Public Offering of Common Stock

On June 28, 2024, the Company closed its public offering of Class A common stock and issued 35.4 million shares at a price of $6.50 per share for net proceeds of approximately $216.4 million, after deducting transaction costs of $13.6 million. In connection with the public offering of Class A common stock, the Company entered into an underwriting agreement for the offering and sale of 30.8 million shares. The Company also granted the Underwriters a 30-day option from the date of the underwriting agreement to purchase up to an additional 4.6 million shares of Class A Common Stock, which was exercised in full. The public offering was made pursuant to the Company's effective registration statement on Form S-3 (File No. 333-264845) and a related prospectus supplement and accompanying prospectus dated June 26, 2024.

At-The-Market Offering

In August 2023, the Company entered into an Open Market Sales Agreement (the “Sales Agreement”) with Jefferies LLC (the “Sales Agent”), to provide for the offering, issuance and sale of up to an aggregate amount of $300.0 million of its Class A common stock from time to time in “at-the-market” (ATM) offerings. As of June 30, 2024, an amount of $161.6 million remained available for future sales under the Sales Agreement. For the six months ended June 30, 2024, the Company has sold 5.9 million shares and received net proceeds of $56.0 million under the agreement. Recursion is not required to sell additional shares under the Sales Agreement. The Company will pay the Sales Agent a commission of up to 3% of the aggregate gross proceeds received from all sales of Class A common stock. The Sales Agreement continues until the earlier of selling all shares available under the Sales

Agreement or terminated by written notice from either of the parties. The ATM Offering is being made under a prospectus supplement dated August 8, 2023, and related prospectus filed with the Securities and Exchange Commission pursuant to our automatically effective shelf registration statement on Form S-3ASR (Registration No. 333-264845).

NVIDIA Private Placement

In July 2023, Recursion entered into a Stock Purchase Agreement for a private placement with NVIDIA Corporation (2023 Private Placement), pursuant to which the Company sold an aggregate of 7.7 million shares of the Company’s Class A common stock at a price of $6.49 per share for net proceeds of approximately $49.9 million.

Valence Acquisition Exchangeable Shares

In May 2023, in connection with the acquisition of Valence, the Company entered into an agreement to issue up to 5.9 million shares of Class A common stock (the “Exchangeable Shares”), that may be issued upon exchange, retraction or redemption of exchangeable shares of a subsidiary of Recursion. Each exchangeable share of the subsidiary of Recursion entitles the holder to exchange those shares on a one-for-one basis for Recursion’s Class A common stock. The shares are entitled to receive dividends economically equivalent to dividends declared by Recursion, are non-voting and are subject to customary adjustments for stock splits or other reorganizations. In addition, the Company may require all outstanding exchangeable shares to be exchanged into an equal number of Class A common stock upon the occurrence of certain events and at any time following the seventh anniversary of the closing of the Valence acquisition. The exchangeable shares are substantially the economic equivalent of the Class A shares and classified as common stock within the Company’s stockholders’ equity. The Company’s calculation of weighted-average shares outstanding includes the exchangeable shares. As of June 30, 2024, 4.8 million Exchangeable shares have been redeemed for Class A shares.

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

NVIDIA Private Placement
In July 2023, in connection with the 2023 Private Placement with NVIDIA, the Company entered into a Registration Rights Agreement providing for the registration for resale of the shares of Class A common stock issued in such transaction. A prospectus supplement to a registration statement (File No. 333-264845) was subsequently filed in August 2023 to register the resale of the shares of Class A common stock issued to NVIDIA. The Company has agreed to use commercially reasonable efforts to keep the registration statement continuously effective until such date that all registrable securities under the agreement have been sold. In the event the holders cannot sell their shares due to certain circumstances causing the registration statement to be ineffective, the Company must pay each holder of shares outstanding on the date and each month thereafter 1% of the aggregate purchase price with the maximum payable amount of 5% of the aggregate purchase price. As of June 30, 2024, there was no accrued liability related to this agreement, as it was not probable that a payment would be required.

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

In May 2023, in connection with the acquisition of Cyclica, the Company entered into a Registration Agreement providing for the registration for resale of the shares of Class A common stock issued in such transaction. A prospectus supplement to a registration statement (File No. 333-264845) was subsequently filed in June 2023 to register the shares for resale by the holders. The registration agreement must be continuously effective until the earlier of the date that all shares have been sold thereunder or are able to be publicly sold by relying on Rule 144 of the Securities Act without registration.

2022 Private Placement
In October 2022, in connection with the 2022 Private Placement, the Company entered into a Registration Rights Agreement providing for the registration for resale of the shares of Class A common stock issued in such transaction. A prospectus supplement to a registration statement (File No. 333-264845) was subsequently filed in October 2022 to register the resale of the shares of Class A common stock by the Purchasers. The agreement must remain effective until registrable securities covered by the agreement have been publicly sold by the holders or all shares cease to be registrable securities. In the event the holders cannot sell their shares due to certain circumstances causing the agreement to be ineffective, the Company must pay each holder of shares outstanding on the date and each month thereafter 1.0% of the aggregate purchase price paid by the holder without limit until the agreement is cured. As of June 30, 2024, there was no accrued liability related to this agreement, as it was not probable that a payment would be required.

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

All Class B common stock is held by Christopher Gibson, Ph.D., the Company’s Chief Executive Officer (CEO), or his affiliates. As of June 30, 2024, Dr. Gibson and his affiliates held outstanding shares of Class B common stock representing approximately 21% of the voting power of the Company’s outstanding shares. This voting power may increase over time as Dr. Gibson vests in and exercises equity awards outstanding. If all the exchangeable equity awards held by Dr. Gibson had been fully vested, exercised and exchanged for shares of Class B common stock as of June 30, 2024, Dr. Gibson and his affiliates would hold approximately 22% of the voting power of the Company’s outstanding shares. As a result, Dr. Gibson will be able to significantly influence any action requiring the approval of Recursion stockholders, including the election of the Board of Directors; the adoption of amendments to the Company’s certificate of incorporation and bylaws; and the approval of any merger, consolidation, sale of all or substantially all of the Company’s assets, or other major corporate transaction.

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

Additional Revenue Disclosures

Of the revenue recognized during the three and six months ended June 30, 2024, $11.3 million and $25.0 million was included in the unearned revenue balance as of December 31, 2023, respectively. Primarily all revenue recognized during the three and six months ended June 30, 2023 was included in the unearned revenue balance as of December 31, 2022. Revenue recognized was from upfront payments received at the inception of the related contracts, which decreased the initial unearned revenue recognized. As of June 30, 2024, the Company had $7.5 million of costs incurred to fulfill a contract on its Condensed Consolidated Balance Sheet within “Other Current Assets.”

Unearned revenue was classified as short-term and long-term on the Condensed Consolidated Balance Sheets based on the Company’s estimate of revenue that will be recognized during the next twelve months.

Note 10. Stock-Based Compensation

In April 2021, the Board of Directors and the stockholders of the Company adopted the 2021 Equity Incentive Plan (the 2021 Plan). The Company may grant stock options, restricted stock units (RSUs), stock appreciation rights, restricted stock awards and other forms of stock-based compensation. As of June 30, 2024, 14.1 million shares of Class A common stock were available for grant.

The following table presents the classification of stock-based compensation expense for employees and non-employees within the Condensed Consolidated Statements of Operations:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2024	2023	2024	2023
Cost of revenue	$680	$1,415	$1,447	$2,426
Research and development	8,281	4,329	15,947	7,012
General and administrative	6,997	5,643	14,074	10,221
Total	$15,958	$11,387	$31,468	$19,659

Stock Options

Stock options are primarily granted to executive leaders at the Company, generally vest over four years and expire no later than 10 years from the date of grant.

Stock option activity during the six months ended June 30, 2024 was as follows:

(in thousands except share data and per share amounts)	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2023	14,957,617	$6.13	7.0	$72,416
Granted	2,689,067	10.02
Cancelled	377,538	11.89
Exercised	1,852,880	2.71		15,114
Outstanding as of June 30, 2024	15,416,266	$7.13	7.1	$37,638
Exercisable as of June 30, 2024	9,505,438	$5.87	6.2	$34,178

The fair value of options granted to employees is calculated on the grant date using the Black-Scholes option valuation model. The weighted-average grant-date fair values of stock options granted during the six months ended June 30, 2024 and 2023 were $6.35 and $5.55, respectively.

The following weighted-average assumptions were used to calculate the grant-date fair value of stock options:

	Six months ended June 30,
	2024	2023
Expected term (in years)	6.2	5.8
Expected volatility	65%	66%
Expected dividend yield	—	—
Risk-free interest rate	4.3%	3.6%

As of June 30, 2024, $38.8 million of unrecognized compensation cost related to stock options is expected to be recognized as expense over approximately the next two years.

RSUs

Equity awards granted to employees primarily consist of RSUs and generally vest over four years. The weighted-average grant-date fair value of RSUs generally is determined based on the number of units granted and the quoted price of Recursion’s common stock on the date of grant.

The following table summarizes Recursion’s RSU activity during the six months ended June 30, 2024:

	Stock units	Weighted-average grant date fair value
Outstanding as of December 31, 2023	15,223,764	$8.39
Granted	7,380,219	8.85
Vested	2,276,563	8.56
Forfeited	915,080	8.47
Outstanding as of June 30, 2024	19,412,340	$8.54

The fair market value of RSUs vested was $25.5 million during the six months ended June 30, 2024. As of June 30, 2024, $155.3 million of unrecognized compensation cost related to RSUs is expected to be recognized as expense over approximately the next three years.

Note 11. Income Taxes

The Company did not record any U.S. income tax expense during the three and six months ended June 30, 2024 and 2023. The Company has historically incurred operating losses and maintains a full valuation allowance against its U.S. net deferred tax assets. Foreign taxes were insignificant during the three and six months ended June 30, 2024 and 2023.

Net operating losses (NOLs) and tax credit carry-forwards are subject to review and possible adjustment by the Internal Revenue Service (“IRS”) and may become subject to annual limitation due to ownership changes that occur under Section 382 of the Internal Revenue Code, as amended and similar state provisions. These ownership changes may limit the amount of carryforwards that can be utilized annually to offset future taxable income. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50% over a three-year period. As of June 30, 2024, the Company was not limited on its NOLs and tax credit carry-forwards. The Company will continue to monitor future ownership changes for potential Section 382 limitations.

Note 12. Net Loss Per Share

For the three and six months ended June 30, 2024 and 2023, Recursion calculated net loss per share of Class A, Class B and the Exchangeable common stock using the two-class method. Basic net loss per share is computed using the weighted-average number of shares outstanding during the period. Diluted net loss per share is computed using the weighted-average number of shares and the effect of potentially dilutive securities outstanding during the period. Potentially dilutive securities consist of stock options and other contingently issuable shares. For periods presented in which the Company reports a net loss, all potentially dilutive shares are anti-dilutive and as such are excluded from the calculation. For the three and six months ended June 30, 2024 and 2023, the Company reported a net loss and therefore basic and diluted loss per share were the same.

The rights, including the liquidation and dividend rights, of the holders of the Company’s Class A, Class B and the Exchangeable common stock are identical, except with respect to voting. As a result, the undistributed earnings for each period are allocated based on the contractual participation rights of the Class A, Class B and the Exchangeable common stock as if the earnings for the period had been distributed. As the liquidation and dividend rights are identical, the undistributed earnings are allocated on a proportionate basis and the resulting amount per share for Class A, Class B and the Exchangeable common stock was the same during the three and six months ended June 30, 2024 and 2023.

The following tables set forth the computation of basic and diluted net loss per share of Class A, Class B and Exchangeable common stock:

	Three months ended June 30,		Six months ended June 30,
(in thousands, except share amounts)	2024	2023	2024	2023
Numerator:
Net loss	$(97,540)	$(76,726)	$(188,913)	$(142,053)
Denominator:
Weighted average common shares outstanding	242,196,409	201,415,475	239,107,879	198,957,804
Net loss per share, basic and diluted	$(0.40)	$(0.38)	$(0.79)	$(0.71)

The Company excluded the following potential common shares from the computation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Stock based compensation	7,840,123	7,719,063	9,230,517	7,996,333
Tempus agreement	6,694,934	—	6,694,934	—
Total	14,535,057	7,719,063	15,925,451	7,996,333

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

The following tables summarize the Company’s assets and liabilities that are measured at fair value on a recurring basis:

		Basis of fair value measurement
(in thousands)	June 30, 2024	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$229,995	$229,995	$—	$—
Restricted cash	8,412	8,412	—	—
Total assets	$238,407	$238,407	$—	$—

		Basis of fair value measurement
(in thousands)	December 31, 2023	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$322,653	$322,653	$—	$—
Restricted cash	9,860	9,860	—	—
Total assets	$332,513	$332,513	$—	$—

In addition to the financial instruments that are recognized at fair value on the Condensed Consolidated Balance Sheet, the Company has certain financial instruments that are recognized at amortized cost or some basis other than fair value. The carrying amount of these instruments are considered to be representative of their approximate fair values.

The following tables summarize the Company’s financial instruments that are not measured at fair value:

	Book values		Fair values
(in thousands)	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023
Liabilities
Notes payable and financing lease liabilities, current	$8,109	$41	$8,109	$41
Notes payable and financing lease liabilities, non-current	22,921	1,101	22,921	1,101
Total liabilities	$31,030	$1,142	$31,030	$1,142

Note 14. Subsequent Events

Exscientia Plc
On August 8, 2024, the Company signed an agreement with Exscientia plc (“Exscientia”) to acquire all of the outstanding shares of Exscientia in exchange for common shares of the Company (the “Transaction Agreement”). The Transaction Agreement has a fixed exchange ratio whereby each outstanding Exscientia share will be exchanged for 0.7729 common shares of the Company on the closing date. The closing of the transaction will be subject to a shareholder vote by both the Company and Exscientia, regulatory approval, and other closing conditions that are customary for transactions of this nature.

Roche-Genentech Neuromap
On August 6, 2024, Roche-Genentech accepted the first neuroscience Phenomap under the December 2021 collaboration and license agreement which resulted in a $30.0 million milestone payment which is an acceptance fee accounted for as variable consideration under ASC 606. See Note 9, “Collaborative Development Contracts” for additional information on the collaboration with Roche. This milestone payment was fully constrained variable consideration due to the uncertainty of the development. The variable consideration is no longer constrained and will be recognized as “Operating Revenue” in the Condensed Consolidated Statements of Operations as part of the transaction price over the completion period of the neuroscience performance obligation. The amount to be earned over the remaining estimated completion period will be recorded in “Unearned Revenue” and “Unearned Revenue, Non-Current” on the Consolidated Balance Sheet, classified as short-term and long-term based on the Company’s estimate of revenue that will be recognized during the next twelve months.

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

Summary of Business Highlights

Strategic Rationale for Recursion-Exscientia Combination
•Pipeline: We believe that a combination with Exscientia would create a diverse portfolio of clinical and near-clinical programs (approximately 10 clinical readouts in the next 18 months) where most of these programs, if successful, could have annual peak sales opportunities in excess of $1 billion. In addition to Recursion’s internal pipeline, Exscientia has wholly-owned oncology programs associated with targets CDK7 (clinical), LSD1, and MALT1 as well as partnered programs associated with targets PKC-Theta (clinical) and ENPP1. Across the combined pipeline there is no competitive overlap, with Recursion’s pipeline focusing on first-in-class drug candidates within oncology, rare disease, and infectious disease and Exscientia’s focus on best-in-class drug candidates within oncology. Additionally, for both companies there are many research and discovery stage pipeline programs that would benefit from the complementary combination of the two platforms.
•Partnerships: The proposed business combination would bring together transformational partnerships with leading large pharma companies with a total of 10 programs already optioned across oncology and immunology. In addition to Recursion’s transformational partnerships with Roche-Genentech (neuroscience and a gastrointestinal oncology indication) and Bayer (undruggable oncology), Exscientia has partnerships with Sanofi (oncology and immunology), and Merck KGaA (oncology and immunology). In addition, Exscientia has a partnership with BMS (oncology and immunology) where an optioned program related to PKC-Theta has already shown positive early Phase 1 results. Furthermore, the combined company expects potential additional milestone payments of approximately $200 million over the next 2 years from its current partnerships.
•Platform: We believe that a combination with Exscientia will help enable a full-stack technology-enabled platform spanning patient-centric target discovery, structure based drug design including hotspot analysis, quantum mechanics and molecular dynamics modeling, 2D and 3D generative AI design, encode and automate design-make-test-learn cycles with active learning, automated chemical synthesis, predictive ADMET and translation, biomarker selection, clinical development, and more. Furthermore, Exscientia’s automated chemistry design and synthesis capabilities are expected to allow Recursion to more rapidly and effectively run SAR cycles during hit to lead and lead optimization, generating the diverse chemistry to experimentally improve the generalizability of our predictive maps of biology and chemistry.
•Business Synergies: Together, Recursion and Exscientia held approximately $850 million in cash and cash equivalents at the end of Q2 2024. The combined company is expected to have estimated annual synergies of approximately $100 million or more and the combined business is expected to have a cash runway extending into 2027.
•Cultural Synergies: Recursion and Exscientia have been defining and leading the inclusion of technology within the life sciences for over 10 years. There is a shared vision to leverage technology to discover and develop high quality medicines efficiently and at scale.
•Transaction Details: Exscientia shareholders will receive 0.7729 shares of Recursion Class A common stock for each Exscientia ordinary share, with fractional shares paid in cash. Recursion shareholders will own approximately 74% of the combined company. Exscientia shareholders will own approximately 26% of the combined company assuming no additional issuance by either company before closing. Recursion will be the go-forward entity. Recursion Co-Founder & CEO Chris Gibson, Ph.D., will be CEO of the combined company. Exscientia Interim CEO David Hallett, Ph.D., plans to join the combined company as Chief Scientific Officer. We expect this transaction to complete in early 2025. The transaction is expected to be taxable to U.S. holders of American Depositary Shares representing ordinary shares of Exscientia.

Partnerships
•Roche and Genentech: The goal of the collaboration is to use unimodal and multiomics maps in order to discover and develop potential therapeutic treatments for up to 40 programs in neuroscience and a single indication in gastrointestinal oncology. This recent mapping effort supports the discovery and development of therapeutic programs in neuroscience which is a disease domain characterized by few treatment options and a need for novel biological targets. Recursion and Genentech collaborated to adaptarticulate a hiPSC-derived neuronal cell model for map building, and since 2022, Recursion has built cell manufacturing technologies and produced over 1 trillion hiPSC-derived neuronal cells to enable this effort. We are also building additional maps in other neural cell contexts that will further investigate genome scale genetic and diverse chemical perturbations for use under the collaboration.
•Bayer: We continue to advance efforts to discover potential new therapeutics against undruggable oncology targets with Bayer. In June 2024, we announced that the parties have selected the first project under this partnership. In addition, we gave guidance that we expect to complete the delivery of up to 25 multi-modal data packages to Bayer by the end of Q3 2024 to support further project nominations. Moreover, we announced that Bayer would be the first beta-user of LOWE (Recursion’s LLM-Orchestrated Workflow Engine) which will be integrated across the collaboration and offer a more exploratory and comprehensive research environment for scientists from both sides of the partnership to interact with data, models, analyses, and visualizations pertaining to the drug discovery scope of the collaboration.

Pipeline
•Cerebral Cavernous Malformation (CCM) (REC-994): Our Phase 2 SYCAMORE clinical trial is a randomized, double-blind, placebo-controlled study of two doses of REC-994 in participants with CCM. The primary endpoint of the study is safety and tolerability. Secondary and exploratory endpoints, including clinician measured outcomes, imaging of CCM lesions, patient reported outcomes and selected biomarkers, will be evaluated. Since fully enrolling in June 2023, the vast majority of participants who completed 12 months of treatment have entered the long-term extension study. We expect to share Phase 2 data in September 2024.
•Neurofibromatosis Type 2 (NF2) (REC-2282): Our adaptive Phase 2/3 POPLAR clinical trial is an open label, two part study of REC-2282 in participants with progressive NF2-mutated meningiomas. Part 1 of the study explores two doses of REC-2282 in adult and pediatric participants. Enrollment of adult patients in Part 1 of the study is complete (n=24). We expect to share preliminary safety and efficacy results from the adult cohort in Q4 2024.
•APC or AXIN1 Mutant Cancers (REC-4881): Our Phase 2 LILAC clinical trial is an open label, multicenter study of REC-4881 in participants with unresectable, locally advanced or metastatic cancer with AXIN1 or APC mutations. We expect to share Phase 2 safety, tolerability and preliminary efficacy data in H1 2025.
•Familial Adenomatous Polyposis (FAP) (REC-4881): Our Phase 1b/2 TUPELO clinical trial is an open label, multicenter, two part study of REC-4881 in participants with FAP. Part 1 is complete and enrollment in Part 2 has commenced. We expect to share Phase 2 safety, tolerability and preliminary efficacy data in H1 2025.
•Clostridioides difficile Infection (REC-3964): Full Phase 1 data from our healthy volunteers study was presented at the World Congress on Infectious Diseases in Paris in June 2024. Our Phase 2 ALDER clinical trial is an open-label, multicenter randomized study designed to evaluate rates of recurrence with REC-3964 at two doses compared with an observational cohort after patients have achieved initial cure with vancomycin. We expect to initiate a Phase 2 study in patients at high risk for C. difficile infection recurrence in Q4 2024 with a preliminary readout expected by the end of 2025.
•Advanced HR-Proficient Cancers, Target RBM39 (REC-1245): RBM39 is a novel CDK12-adjacent target identified by the Recursion OS. REC-1245 will be evaluated for the potential treatment of advanced HR-proficient cancers such as ovarian, prostate, breast and pancreatic cancers.We expect to submit an IND in Q3 2024 and anticipate initiating a monotherapy Phase 1/2 open label study of REC-1245 in participants with unresectable, locally advanced or metastatic cancer in Q4 2024. Phase 1 data from the dose-escalation portion of the study is expected by the end of 2025.
•Undisclosed Indication in Fibrosis, Target Epsilon: This program originated under our initial fibrosis collaboration with Bayer. We have since in-licensed all rights to this program from Bayer. We are advancing our lead candidate through IND-enabling studies with IND submission expected in early 2025 with a Phase 1 healthy volunteer readout by the end of 2025.

Platform
•BioHive-2 Supercomputer and Pipeline Growth: We operationalized and benchmarked BioHive-2, our next generation supercomputer that we designed and built with our partner NVIDIA. According to the TOP500 List from June 2024, BioHive-2 is ranked the 35th most powerful supercomputer in the world across any industry. Our computational resources paired with LLM-driven tools and causal models built using multimodal patient data from Tempus has resulted in the first programs already entering the early-stage of our internal pipeline.
•Whole-Genome Transcriptomics Map: In June 2024, we announced completing the first version of a genome-scale transcriptomics CRISPR knockout map in HUVEC cells. With our computational resources and the generation and curation of scaled and relatable multiomics datasets, we are developing multiomics foundation models.

Financing and Operations

We were incorporated in November 2013. In April 2021, we closed our Initial Public Offering (IPO) and issued 27.9 million shares of Class A common stock at a price of $18.00 per share, raising net proceeds of $462.4 million. Prior to our IPO, we had raised $448.9 million in equity financing from investors in addition to $30.0 million in an upfront payment from our collaboration with Bayer AG (Bayer). In January 2022, we received an upfront payment of $150.0 million from our collaboration with Roche. See Note 9, “Collaborative Development Contracts” to the Condensed Consolidated Financial Statements for additional information on the collaboration with Roche. In October 2022, we issued 15.3 million shares of our Class A common stock at a purchase price of $9.80 per share in the 2022 private placement to qualified institutional buyers and institutional accredited investors for net proceeds of $143.7 million, after deducting fees and offering costs of $6.6 million. In July 2023, we issued an aggregate of 7.7 million shares of our Class A common stock at a purchase price of $6.49 per share in the 2023 Private Placement with NVIDIA Corporation for net proceeds of approximately $49.9 million. In August 2023, we entered into an Open Market Sales Agreement with Jefferies LLC to provide for the offering, issuance and sale of up to an aggregate amount of $300.0 million of its Class A common stock of which $161.6 million remain available for future sales. The Company has sold 5.9 million shares and received net proceeds of $56.0 million under the agreement. In June 2024, we issued an aggregate of 35.4 million shares of our Class A common stock at a purchase price of $6.50 per share and received net proceeds of $216.4 million, after deducting transaction costs of $13.6 million. See Note 8, “Common Stock” to the Condensed Consolidated Financial Statements for additional information on the public offering.

We use the capital we have raised to fund operating and investing activities across platform research operations, drug discovery, clinical development, digital and other infrastructure, creation of our portfolio of intellectual property and administrative support. We do not have any products approved for commercial sale and have not generated any revenues from product sales. We had cash and cash equivalents of $474.3 million as of June 30, 2024. Based on our current operating plan, we believe that our cash and cash equivalents will be sufficient to fund our operations for at least the next twelve months.

Since inception, we have incurred significant operating losses. Our net losses were $97.5 million and $188.9 million during the three and six months ended June 30, 2024, respectively. Our net losses were $76.7 million and $142.1 million during the three and six months ended June 30, 2023, respectively. As of June 30, 2024, our accumulated deficit was $1.2 billion.

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

Results of Operations

The following table summarizes our results of operations:

(in thousands, except percentages)	Three months ended June 30,		Change		Six months ended June 30,		Change
	2024	2023	$	%	2024	2023	$	%
Revenue
Operating revenue	$14,404	$11,016	$3,387	31%	$27,895	$23,150	$4,745	20%
Grant revenue	13	1	12	>100%	316	1	315	>100%
Total revenue	14,417	11,017	3,399	31%	28,211	23,151	5,060	22%

Operating costs and expenses
Cost of revenue	9,199	9,382	(182)	(2)%	20,365	21,829	(1,464)	(7)%
Research and development	73,928	55,060	18,868	34%	141,488	101,737	39,751	39%
General and administrative	31,833	28,290	3,543	13%	63,241	51,165	12,076	24%
Total operating costs and expenses	114,960	92,732	22,229	24%	225,094	174,731	50,363	29%

Loss from operations	(100,543)	(81,715)	(18,830)	23%	(196,883)	(151,580)	(45,303)	30%
Other income, net	2,480	4,989	(2,509)	(50)%	6,668	9,527	(2,859)	(30)%
Loss before income tax benefit	(98,063)	(76,726)	(21,339)	28%	(190,215)	(142,053)	(48,162)	34%
Income tax benefit	523	—	523	n/m	1,302	—	1,302	n/m
Net loss	$(97,539)	$(76,726)	$(20,816)	27%	$(188,913)	$(142,053)	$(46,860)	33%

Revenue

The following table summarizes our components of revenue:

	Three months ended June 30,		Change		Six months ended June 30,		Change
(in thousands, except percentages)	2024	2023	$	%	2024	2023	$	%
Revenue
Operating revenue	$14,404	$11,016	$3,387	31%	$27,895	$23,150	$4,745	20%
Grant revenue	13	1	12	>100%	316	1	315	>100%
Total revenue	$14,417	$11,017	$3,399	31%	$28,211	$23,151	$5,060	22%

Operating revenue is generated through research and development agreements derived from strategic alliances. We are entitled to receive variable consideration as certain milestones are achieved. The timing of revenue recognition is not directly correlated to the timing of cash receipts.

For the three and six months ended June 30, 2024, the increase in revenue compared to prior period was due to revenue recognized from our strategic partnership with Roche, as our mix of work on the three performance obligations shifted towards higher cost processes including the progression of work related to our gastrointestinal cancer performance obligation.

Cost of Revenue

The following table summarizes our cost of revenue:

(in thousands, except percentages)	Three months ended June 30,		Change		Six months ended June 30,		Change
	2024	2023	$	%	2024	2023	$	%
Total cost of revenue	$9,199	$9,382	$(183)	(2)%	$20,365	$21,829	$(1,464)	(7)%

Cost of revenue consists of the Company’s costs to provide services for drug discovery required under performance obligations with partnership customers. These primarily include materials costs, service hours performed by our employees and depreciation of property and equipment.

For the three and six months ended June 30, 2024, the change in cost of revenue compared to prior period was insignificant.

Research and Development

The following table summarizes our components of research and development expense:

(in thousands, except percentages)	Three months ended June 30,		Change		Six months ended June 30,		Change
	2024	2023	$	%	2024	2023	$	%
Research and development expense
Platform	$32,821	$21,514	$11,307	53%	$58,734	$40,006	$18,728	47%
Discovery	15,540	16,449	(909)	(6)%	32,182	29,954	2,228	7%
Clinical	14,709	12,479	2,230	18%	31,306	24,001	7,305	30%
Stock based compensation	8,579	4,483	4,096	91%	16,574	7,315	9,259	>100%
Other	2,279	135	2,144	>100%	2,692	461	2,231	>100%
Total research and development expense	$73,928	$55,060	$18,868	34%	$141,488	$101,737	$39,751	39%

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

For the three months ended June 30, 2024, the increase in research and development expenses compared to the prior period was driven by our platform and personnel costs as we continue to expand and upgrade our platform, including our chemical technology, machine learning and transcriptomics platform.

For the six months ended June 30, 2024, the increase in research and development expenses compared to the prior period was across all development phases due the expansion of our platform, internal pipeline activities and related personnel costs. Platform costs increased as we continue to expand and upgrade our platform, including our chemical technology, machine learning and transcriptomics platform. Our discovery costs increased as we advanced our preclinical pipeline including our work on Target Epsilon. Our clinical costs increased as we continued to progress through our various clinical trials.

General and Administrative Expense

The following table summarizes our general and administrative expense:

(in thousands, except percentages)	Three months ended June 30,		Change		Six months ended June 30,		Change
	2024	2023	$	%	2024	2023	$	%
Total general and administrative expense	$31,833	$28,290	$3,543	13%	$63,241	$51,165	$12,076	24%

We expense general and administrative costs as incurred. General and administrative expenses consist primarily of salaries; including employee benefits and stock-based compensation. General and administrative expenses also include facilities, depreciation, information technology, professional fees for auditing and tax, legal fees for corporate and patent matters and insurance costs.

For the three and six months ended June 30, 2024, the increase in general and administrative expense compared to prior period was primarily driven by an increase in salaries and wages of $1.5 million and $5.4 million, respectively, and increases in software and lease expense.

Other Income, Net

The following table summarizes our components of other income, net:

(in thousands, except percentages)	Three months ended June 30,		Change		Six months ended June 30,		Change
	2024	2023	$	%	2024	2023	$	%
Interest income	3,266	4,957	(1,692)	(34.1)%	7,313	9,617	(2,305)	(24.0)%
Interest expense	(394)	(26)	(368)	>100%	(414)	(45)	(369)	>100%
Other	(392)	57	(449)	>100%	(231)	(45)	(186)	>100%
Other income, net	$2,480	$4,988	$(2,509)	(50.3)%	$6,668	$9,527	$(2,860)	(30.0)%

For the three and six months ended June 30, 2024, the decrease in interest income compared to prior period related to a decrease in earnings on cash and cash equivalents in money market funds.

Liquidity and Capital Resources

Sources of Liquidity

We have not yet commercialized any products and do not expect to generate revenue from the sales of any product candidates for at least several years. Cash and cash equivalents totaled $474.3 million and $391.6 million as of June 30, 2024 and December 31, 2023, respectively.

We have incurred operating losses and experienced negative operating cash flows and we anticipate that the Company will continue to incur losses for at least the foreseeable future. Our net loss was $97.5 million and $188.9 million during the three and six months ended June 30, 2024, respectively. Our net loss was $76.7 million and $142.1 million during the three and six months ended June 30, 2023, respectively. As of June 30, 2024 and December 31, 2023, we had an accumulated deficit of $1.2 billion and $967.6 million, respectively.

We have financed our operations through the private placements of preferred stock and Class A common stock issuances. As of June 30, 2024, we have received net proceeds of $448.9 million from the sale of preferred stock and $1.0 billion from Class A common stock issuances. See Note 8, “Common Stock” to the Condensed Consolidated Financial Statements for additional details on Class A common stock issuances. Additionally, as of June 30, 2024, we have received proceeds of $183.0 million from our strategic partnerships. See Note 9,

“Collaborative Development Contracts” to the Condensed Consolidated Financial Statements for additional details on the Roche partnership.

Cash Flows

The following table is a summary of the Condensed Consolidated Statements of Cash Flows for each of the periods presented below:

	Six months ended June 30,
(in thousands)	2024	2023
Cash used in operating activities	$(184,519)	$(140,783)
Cash used in investing activities	(10,835)	(7,393)
Cash provided by financing activities	277,019	5,709

Operating Activities
Cash used by operating activities increased during the six months ended June 30, 2024 as a result of higher costs incurred for research and development and general and administrative due to the Company’s expansion and upgraded capabilities.

Cash used by operating activities increased during the six months ended June 30, 2023 as a result of an upfront payment of $150.0 million from our strategic partnership with Roche received in 2022.

Investing Activities
Cash used by investing activities during the six months ended June 30, 2024 consisted of property and equipment purchases of $7.8 million, which included $2.9 million to upgrade the BioHive-2 supercomputer and lab equipment purchases. Additionally, investing activities included the purchase of an intangible asset of $3.0 million from Helix.

Cash used by investing activities during the six months ended June 30, 2023 consisted primarily of purchases of property and equipment of $9.1 million, which included $1.7 million for a project to upgrade the BioHive -1 supercomputer and lab equipment purchases. The cash used was partially offset by $1.9 million of net cash acquired in the acquisition of a business.

Financing Activities
Cash provided by financing activities during the six months ended June 30, 2024 primarily included proceeds of $272.4 million from common stock issuances related to our June 2024 public offering of common stock and our at-the-market offering (ATM). Financing inflows also included proceeds from equity incentive plans of $4.7 million.

Cash provided by financing activities during the six months ended June 30, 2023 primarily included proceeds from equity incentive plans of $5.8 million.

Critical Accounting Estimates and Policies

A summary of the Company’s significant accounting estimates and policies is included in Note 2, “Summary of Significant Accounting Policies” in our 2023 Annual Report. There were no significant changes in the Company’s application of its critical accounting policies during the six months ended June 30, 2024.

Recently Issued and Adopted Accounting Pronouncements

See Note 2, “Basis of Presentation” in Item 1 of this Quarterly Report on Form 10-Q for information regarding recently issued and adopted accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are exposed to market risk related to changes in interest rates of our cash and cash equivalents. As of June 30, 2024, our cash and cash equivalents primarily consisted of money market funds. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in U.S. interest rates. A hypothetical 100 basis point decrease in interest rates as of as of June 30, 2024, would have an insignificant effect on net loss in the ensuing year.

Foreign Currency Exchange Risk

Our employees and our operations are primarily located in the United States and Canada and our expenses are generally denominated in U.S. and Canadian dollars. We also have entered into a limited number of contracts with vendors for research and development services that have underlying payment obligations denominated in foreign currencies. We are subject to foreign currency transaction gains or losses on our contracts denominated in foreign currencies. To date, foreign currency transaction gains and losses have not been material to our financial statements, and we do not have a formal hedging program with respect to foreign currency. A 10% increase or decrease in current exchange rates would have an insignificant effect on our financial results during the three and six months ended June 30, 2024 and 2023.

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

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives as management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2024, our disclosure controls and procedures were ineffective due to the material weakness in internal control over financial reporting disclosed in Part II, Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2023.

Remediation of Material Weakness

The following remediation actions have been taken as of June 30, 2024:

•Improvement of documentation procedures regarding specific inquiries related to the cost model used for revenue recognition and the resulting responses
•Improvement of documentation for the review of changes in cost model due to responses from inquiries
•Provided additional documentation for internal reports to validate and support completeness and accuracy of reports
•Improvement of documentation of these processes was done with the input of our third-party consultants who continue to be involved in the design and enhancement of the revenue recognition policies and procedures

While significant progress has been made to enhance our internal control over financial reporting, we are still in the process of implementing and testing these remediated processes, procedures and controls. We believe the above actions will be effective in remediating the material weakness described above. However, the material weakness cannot be considered remediated until controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. As such, we were unable to conclude that the material weakness has been remediated as of June 30, 2024.

Changes in Internal Control Over Financial Reporting

With the exception of the steps taken to remediate the material weakness as described above, there were no other changes in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. For a detailed discussion of the risks that affect our business. Please refer to the sections titled Part I, Item 1A. “Risk Factors” of our 2023 Annual Report and in Part II, Item 1A. “Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2024.

The risk factors set forth below represent new risk factors or those containing changes to the similarly titled risk factor included in “Item 1A. Risk Factors” of our 2023 Annual Report and in Part II, Item 1A. “Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2024.

RISKS RELATED TO OUR PLATFORM AND DATA

Issues relating to the use of artificial intelligence and machine learning in our offerings could adversely affect our business and operating results.

We incorporate artificial intelligence and machine learning (“AI”) solutions into our platform, in applications that are important to our operations and our drug discovery processes. There are significant risks involved in utilizing AI. Issues relating to the use of new and evolving technologies, such as AI and machine learning, may cause us to experience brand or reputational harm, competitive harm, legal liability, and new or enhanced governmental or regulatory scrutiny, and we may incur additional costs to resolve such issues. Known risks of AI currently include inaccuracy, bias, toxicity, intellectual property infringement or misappropriation, data privacy and cybersecurity issues, and data provenance disputes. Perceived or actual technical, legal, compliance, privacy, security, ethical or other issues relating to the use of AI may cause public confidence in AI to be undermined, which could slow our customers’ adoption of our products and services that use AI. In addition, litigation or government regulation related to the use of AI may also adversely impact our and others’ abilities to develop and offer products that use AI, as well as increase the cost and complexity of doing so. See the section titled “—Regulatory and legislative developments related to the use of AI could adversely affect our use of such technologies in our products, services, and business.” Developing, testing and deploying AI systems may also increase the cost profile of our product offerings due to the nature of the computing costs involved in such systems, which could impact our project margin and adversely affect our business and operating results. In addition, AI may have or produce errors or inadequacies that are not easily detectable. If the data used to train AI or the content, analyses, or recommendations that AI applications assist in producing are or are alleged to be deficient, inaccurate, incomplete, overbroad or biased, our business, financial condition, and results of operations may be adversely affected. The legal landscape and subsequent legal protection for the use of AI and the collection and use of data used to train AI models remains uncertain, and development of the law in this area could impact our ability to enforce our proprietary rights or protect against infringing uses. If we do not have sufficient rights to collect or use the data on which our AI relies or to the outputs produced by AI applications, we may incur liability through the alleged violation of certain laws, third-party privacy rights, online terms of service, or other contracts to which we or our data providers are a party. Our use of AI applications may also, in the future, result in cybersecurity incidents that implicate the personal data of customers or patients. Any such cybersecurity incidents related to our use of AI applications could adversely affect our reputation and results of operations.

RISKS RELATED TO GOVERNMENT REGULATION

Regulatory and legislative developments related to the use of AI could adversely affect our use of such technologies in our products, services, and business.

We use AI throughout our business, including in our drug discovery processes and technology. As the regulatory framework for AI (including generative AI) evolves, our business, financial condition and results of operations may be adversely affected. The regulatory framework for AI and similar technologies is changing rapidly. It is possible that new laws and regulations will be adopted in the United States and in non-U.S. jurisdictions, or that existing laws and regulations may be interpreted in ways that would affect the operation of our drug discovery platform and data analytics and the way in which we use AI and similar technologies. We may not be able to adequately anticipate or respond to these evolving laws and regulations, and we may need to expend additional resources to adjust our offerings in certain jurisdictions if applicable legal frameworks are inconsistent across jurisdictions. In addition, because these technologies are themselves highly complex and rapidly developing, it is not possible to predict all of the legal or regulatory risks that may arise relating to our use of such technologies. Further, the cost to comply with such laws or regulations could be significant and would increase our operating expenses, which could adversely affect our business, financial condition and results of operations.

For example, in Europe, the European Union’s Artificial Intelligence Act (AI Act) entered into force on August 1, 2024. The AI Act establishes a risk-based governance framework for regulating high-risk AI systems operating in or being used by the EU market. The AI Act could impact our products, business, and use of AI, even if we do not have a direct presence in the EU. This framework categorizes AI systems based on the risks associated with such AI systems’ intended purposes as creating “unacceptable”, “high” or “limited” risks. While the AI Act has not yet been enforced, there is a risk that our current or future AI-powered software or applications may be categorized as “high” risk or “limited” risk, obligating us to comply with the applicable requirements of the AI Act, which may impose additional costs on us, increase our risk of liability, or adversely affect our business. For example, “high” risk AI systems are required, amongst other things, to implement and maintain certain risk and quality management systems, conduct certain conformity and risk assessments, use appropriate data governance and management practices, including in development and training, and meet certain standards related to testing, technical robustness, transparency, human oversight, and cybersecurity. Even if our AI systems are not categorized as “high” risk we may be subject to additional transparency and other obligations for “low” risk AI system providers. The AI Act sets forth certain penalties, including fines of the greater of EUR 35 million or 7% of worldwide annual turnover (as defined in the AI Act) for the prior year for violations related to offering prohibited AI-systems or data governance, fines of the greater of EUR 15 million or 3% of worldwide annual turnover for the prior year for violations related to the requirements for “high” risk AI systems, and fines of the greater of EUR 7.5 million or 1.5% of worldwide annual turnover for the prior year for violations related to supplying incorrect, incomplete or misleading information to the EU and member state authorities. The AI Act’s regulatory framework is expected to have a material impact on the way AI is regulated in the EU and across the world, and together with developing guidance and/or decisions in this area, may affect our use of AI and our ability to provide and to improve our services, require additional compliance measures and changes to our operations and processes, result in increased compliance costs and potential increases in civil claims against us, and could adversely affect our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Sales of Unregistered Securities

Stock Option Exercises
For the six months ended June 30, 2024, we issued 89 thousand shares of our Class A common stock to our employees, directors, advisors and consultants upon the exercise of stock options under our Key Personnel Incentive Stock Plan for aggregate consideration of approximately $29 thousand. The shares of Class A common stock issued upon the exercise of stock options were issued pursuant to written compensatory plans or arrangements with our employees, directors, advisors and consultants, in reliance on the exemption provided by Rule 701 promulgated under the Securities Act of 1933, as amended, or pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, relative to transactions by an issuer not involving any public offering, to the extent an exemption from such registration was required. All recipients either received adequate information about our company or had access, through employment or other relationships, to such information.

Item 6. Exhibits.

Exhibit Index:

		Incorporated by Reference
Exhibit number	Description	Form	File No.	Exhibit No.	Filing Date	Filed / Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of Recursion Pharmaceuticals, Inc.	8-K	001-40323	3.1	April 21, 2021
3.2	Amended and Restated Bylaws of Recursion Pharmaceuticals, Inc.	8-K	001-40323	3.1	January 31, 2024
4.1	Specimen Class A common stock certificate of the Registrant.	S-1/A	333-254576	4.2	April 15, 2021
4.2	Exchangeable Share Support Agreement, dated May 8, 2023.	S-3ASR	333-272281	4.2	May 30, 2023
4.3	Registration Rights Agreement, dated October 24, 2022, by and among the Company and the Purchasers.	8-K	001-40323	10.2	October 25, 2022
4.4	Registration Agreement, dated May 16, 2023, by and among the Registrant, Valence Discovery, Inc., and certain shareholders of Valence Discovery, Inc.	S-3ASR	333-272281	4.3	May 30, 2023
4.5	Registration Agreement, dated May 25, 2023, by and among the Registrant, Recursion Canada Inc., and certain shareholders of Cyclica Inc.	8-K	001-40323	4.1	June 9, 2023
4.6	Registration Rights Agreement, dated July 11, 2023, by and among the Registrant and NVIDIA.	8-K	001-40323	10.2	July 12. 2023
10.1	Employment Offer Letter, dated July 1, 2024, between the Registrant and Dr. Najat Khan, Ph.D.					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

*	The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 8, 2024.

RECURSION PHARMACEUTICALS, INC.

By:	/s/ Christopher Gibson
Christopher Gibson
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Michael Secora
Michael Secora
Chief Financial Officer
(Principal Financial and Accounting Officer)