Form 10-Q
period 2024-09-30
RECURSION PHARMACEUTICALS, INC.
filed 2024-11-06
CIK 1601830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
or
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

As of October 31, 2024, there were 279,602,258 and 7,038,575 of the registrant’s Class A and B common stock outstanding, respectively.

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
•our anticipated use of our existing resources;
•statements regarding our proposed business combination with Exscientia, including the closing of the transaction and Class A common stock to be issued in connection therewith;
•the effectiveness of remediation actions on any identified material weaknesses in internal controls over financial reporting;
•changes in voting power related to Dr. Gibson’s vesting in and exercises of equity awards;
•ownership changes that may limit the amount of our net operating losses and tax credit carryforwards that can be utilized annually to offset future taxable income; and
•other risks and uncertainties, including those listed in the section titled “Risk Factors.”
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
iii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Recursion Pharmaceuticals, Inc.
Condensed Consolidated Balance Sheets (unaudited)
(in thousands, except share and per share amounts)

	September 30,	December 31,
	2024	2023
Assets
Current assets
Cash and cash equivalents	$427,647	$391,565
Restricted cash	1,555	3,231
Other receivables	2,255	3,094
Other current assets	42,715	40,247
Total current assets	474,172	438,137

Restricted cash, non-current	6,629	6,629
Property and equipment, net	84,410	86,510
Operating lease right-of-use assets	47,882	33,663
Financing lease right-of-use assets	26,897	—
Intangible assets, net	34,093	36,443
Goodwill	52,056	52,056
Other assets, non-current	360	261
Total assets	$726,499	$653,699

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$2,260	$3,953
Accrued expenses and other liabilities	40,597	46,635
Unearned revenue	49,579	36,426
Operating lease liabilities	8,233	6,116
Notes payable and financing lease liabilities	8,219	41
Total current liabilities	108,888	93,171

Unearned revenue, non-current	15,712	51,238
Operating lease liabilities, non-current	53,663	43,414
Notes payable and financing lease liabilities, non-current	20,510	1,101
Deferred tax liabilities	168	1,339
Other liabilities, non-current	2,999	—
Total liabilities	201,940	190,263

Commitments and contingencies (Note 7)

Stockholders’ equity
Common stock, $0.00001 par value; 2,000,000,000 shares (Class A 1,989,032,117 and Class B 10,967,883) authorized as of September 30, 2024 and December 31, 2023; 286,124,279 shares (Class A 278,848,301, Class B 7,078,575 and Exchangeable 197,403) and 234,270,384 shares (Class A 226,264,764, Class B 7,544,871 and Exchangeable 460,749) issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	3	2
Additional paid-in capital	1,776,933	1,431,056
Accumulated deficit	(1,252,377)	(967,622)
Total stockholders’ equity	524,559	463,436

Total liabilities and stockholders’ equity	$726,499	$653,699

See the accompanying notes to these condensed consolidated financial statements.

Recursion Pharmaceuticals, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited)
(in thousands, except share and per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Revenue
Operating revenue	$26,082	$10,102	$53,977	$33,252
Grant revenue	—	431	316	432
Total revenue	26,082	10,533	54,293	33,684

Operating costs and expenses
Cost of revenue	12,079	10,877	32,444	32,706
Research and development	74,600	70,007	216,087	171,744
General and administrative	37,757	29,199	100,998	80,364
Total operating costs and expenses	124,436	110,083	349,529	284,814

Loss from operations	(98,354)	(99,550)	(295,236)	(251,130)
Other income, net	2,679	6,533	9,347	16,060
Loss before income tax benefit	(95,675)	(93,017)	(285,889)	(235,070)
Income tax benefit	(167)	—	1,134	—
Net loss and comprehensive loss	$(95,842)	$(93,017)	$(284,755)	$(235,070)

Per share data
Net loss per share of Class A, B and Exchangeable common stock, basic and diluted	$(0.34)	$(0.43)	$(1.12)	$(1.16)
Weighted-average shares (Class A, B and Exchangeable) outstanding, basic and diluted	282,583,048	214,327,186	253,447,099	203,090,637

See the accompanying notes to these condensed consolidated financial statements.

Recursion Pharmaceuticals, Inc.
Condensed Consolidated Statements of Stockholders’ Equity (unaudited)
(in thousands, except share amounts)

	Common Stock		Additional Paid-in-Capital	Accumulated Deficit	Stockholders’ Equity
	(Class A, B and Exchangeable)
	Shares	Amount
Balance as of June 30, 2024	280,968,276	$3	$1,740,981	$(1,156,535)	$584,449
Net loss	—	—	—	(95,842)	(95,842)
Stock option exercises and other	2,689,679	—	732	—	732
Stock-based compensation	—	—	18,252	—	18,252
Common stock sales issuances, net of issuance costs	2,466,324	—	16,968	—	16,968
Balance as of September 30, 2024	286,124,279	$3	$1,776,933	$(1,252,377)	$524,559

	Common Stock		Additional Paid-in-Capital	Accumulated Deficit	Stockholders’ Equity
	(Class A, B and Exchangeable)
	Shares	Amount
Balance as of December 31, 2023	234,270,384	$2	$1,431,056	$(967,622)	$463,436
Net loss	—	—	—	(284,755)	(284,755)
Stock option exercises and other	7,827,268	—	5,586	—	5,586
Stock-based compensation	—	—	50,904	—	50,904
Common stock sales issuances, net of issuance costs	44,026,627	1	289,387	—	289,388
Balance as of September 30, 2024	286,124,279	$3	$1,776,933	$(1,252,377)	$524,559

See the accompanying notes to these condensed consolidated financial statements.

Recursion Pharmaceuticals, Inc.
Condensed Consolidated Statements of Stockholders’ Equity (unaudited)
(in thousands, except share amounts)

	Common Stock		Additional Paid-in-Capital	Accumulated Deficit	Stockholders’ Equity
	(Class A, B and Exchangeable)
	Shares	Amount
Balance as of June 30, 2023	206,737,332	$2	$1,250,570	$(781,609)	$468,963
Net loss	—	—	—	(93,017)	(93,017)
Stock option exercises and other	2,814,903	—	2,995	—	2,995
Stock-based compensation	—	—	16,792	—	16,792
Common stock sales issuances, net of issuance costs	6,761,447	—	42,234	—	42,234
Balance as of September 30, 2023	216,313,682	$2	$1,312,591	$(874,626)	$437,967

	Common Stock		Additional Paid-in-Capital	Accumulated Deficit	Stockholders’ Equity
	(Class A, B and Exchangeable)
	Shares	Amount
Balance as of December 31, 2022	191,022,864	$2	$1,125,360	$(639,556)	$485,806
Net loss	—	—	—	(235,070)	(235,070)
Stock option exercises and other	6,417,024	—	8,789	—	8,789
Stock-based compensation	—	—	37,417	—	37,417
Common stock sales issuances, net of issuance costs	18,873,794	—	141,025	—	141,025
Balance as of September 30, 2023	216,313,682	$2	$1,312,591	$(874,626)	$437,967

See the accompanying notes to these condensed consolidated financial statements.

Recursion Pharmaceuticals, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Nine months ended September 30,
	2024	2023
Cash flows from operating activities
Net loss	$(284,755)	$(235,070)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	23,543	16,849
Stock-based compensation	50,904	37,417
Asset impairment	108	1,188
Lease expense	11,155	6,014
Other, net	(650)	(1,114)
Changes in operating assets and liabilities:
Other receivables and assets	(1,243)	(1,334)
Unearned revenue	(22,374)	(33,360)
Accounts payable	(1,687)	(670)
Accrued development expense	(2,623)	391
Accrued expenses and other current liabilities	(5,001)	3,936
Lease liabilities	(11,121)	(7,950)
Net cash used in operating activities	(243,744)	(213,703)

Cash flows from investing activities
Net cash and restricted cash acquired in the acquisition of a business	—	1,915
Purchases of property and equipment	(12,397)	(9,888)
Purchase of an intangible asset	(3,000)	(247)
Sales and maturities of investments	—	480
Net cash used in investing activities	(15,397)	(7,740)

Cash flows from financing activities
Proceeds from issuance of common shares, net of issuance costs	289,387	50,000
Proceeds from equity incentive plans	6,433	9,546
Repayment of long-term debt and finance lease liabilities	(2,339)	(72)
Net cash provided by financing activities	293,481	59,474

Effect of exchange rate changes on cash, cash equivalents and restricted cash	66	64

Net change in cash, cash equivalents and restricted cash	34,406	(161,905)
Cash, cash equivalents and restricted cash, beginning of period	401,425	559,112
Cash, cash equivalents and restricted cash, end of period	$435,831	$397,207

Supplemental schedule of non-cash investing and financing activities
Issuance of shares for the acquisitions of businesses	$—	$91,025
Accrued property and equipment	236	—
Financed equipment purchase	—	1,214
Purchase of an intangible asset	6,000	—

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

As of September 30, 2024, the Company had an accumulated deficit of $1.3 billion. The Company expects to incur substantial operating losses in future periods and will require additional capital to advance its drug candidates. The Company does not expect to generate significant revenue until the Company successfully completes significant drug development milestones with its subsidiaries or in collaboration with third parties, which the Company expects will take a number of years. In order to commercialize its drug candidates, the Company or its partners need to complete clinical development and comply with comprehensive regulatory requirements. The Company is subject to a number of risks and uncertainties similar to those of other companies of the same size within the biotechnology industry, such as the uncertainty of clinical trial outcomes, uncertainty of additional funding and a history of operating losses.

The Company has funded its operations to date primarily through the issuance of Class A common stock (see Note 8, “Common Stock” for additional details). Additionally, the Company has received payments from its strategic partnerships (see Note 9, “Collaborative Development Contracts” for additional details). Recursion will likely be required to raise additional capital. As of September 30, 2024, the Company did not have any unconditional outstanding commitments for additional funding. If the Company is unable to access additional funds when needed, it may not be able to continue the development of its products or the Company could be required to delay, scale back or abandon some or all of its development programs and other operations. The Company’s ability to access capital when needed is not assured and, if not achieved on a timely basis, could materially harm its business, financial condition and results of operations.

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

Recent Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2024-03, Disaggregation of Income Statement Expenses (Topic 220). The standard requires new disclosures in the notes to the financial statements about certain caption expenses presented on the face of the Income Statement including information on: purchases of inventory; employee compensation; depreciation and intangible asset amortization. Recursion must also disclose a qualitative description of the amounts remaining in expense captions that are not separately disaggregated. This standard will be effective for Recursion starting the annual period ending December 31, 2027. Early adoption is permitted. The amendments can be applied on a prospective or retrospective basis. Recursion is currently assessing the impact of adopting this guidance on its consolidated financial statements.

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

In December 2023, the FASB issued ASU No. 2023-9, Income Taxes (Topic 740). The new standard updates disclosure requirements for Accounting Standards Codification (ASC) 740 primarily by requiring additional information in the income tax rate reconciliation and additional disclosures about income taxes paid. This standard will be effective for Recursion starting the annual period ending December 31, 2025. Early adoption is permitted for annual financial statements that have not yet been issued. The amendments can be applied on a prospective or retrospective basis. The adoption of this standard will not impact Recursion’s consolidated balance sheet and statement of operations.

In November 2023, the FASB issued ASU No. 2023-7, Segment Reporting (Topic 280). The standard requires new disclosures related to ASC 280 including: disclosing significant segment expenses by category; requiring all the ASC 280 disclosures for companies with a single reportable segment and requiring ASC 280 disclosures for interim financial statements. Recursion must apply the amendments retrospectively to each prior reporting period presented. This standard will be effective for Recursion starting the annual period ending December 31, 2024. The adoption of this standard will not impact Recursion’s consolidated balance sheet and statement of operations.

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

Recursion is expensing the record purchases based on a contractually agreed price as “Research and Development” expenses in the Condensed Consolidated Statements of Operations as the records are downloaded. To the extent that the Recursion payments to Tempus are greater than or less than the records purchased amount, Recursion records the applicable amount to “Other Current Assets” or “Accrued Expenses and Other Liabilities” on the Condensed Consolidated Balance Sheet, respectively. As of September 30, 2024, Recursion had recorded $13.1 million within “Other Current Assets” on the Consolidated Balance Sheet related to the Tempus agreement.

Property and Equipment, net

	September 30,	December 31,
(in thousands)	2024	2023
Lab equipment	$66,754	$60,096
Leasehold improvements	47,041	45,929
Office equipment	25,370	22,126
Construction in progress	1,712	3,231
Property and equipment, gross	140,877	131,382
Less: Accumulated depreciation	(56,467)	(44,872)
Property and equipment, net	$84,410	$86,510

Depreciation expense on property and equipment was $4.0 million and $12.1 million during the three and nine months ended September 30, 2024, respectively, and $4.2 million and $11.7 million during the three and nine months ended September 30, 2023, respectively. The Company recorded an insignificant impairment and an impairment of $1.2 million during the nine months ended September 30, 2024 and 2023, respectively, related to construction projects for leasehold improvements as the Company no longer intended to use them. The impairments were recorded in “General and Administrative” in the Condensed Consolidated Statements of Operations.

Accrued Expenses and Other Liabilities

	September 30,	December 31,
(in thousands)	2024	2023
Accrued compensation	$19,663	$22,888
Accrued development expenses	3,454	6,077
Accrued early discovery expenses	2,950	2,570
Accrued professional fees	4,682	1,582
Accrued construction	—	2,439
Materials received not invoiced	1,889	2,432
Accrued other expenses	7,959	8,647
Accrued expense and other liabilities	$40,597	$46,635

Interest Income, net

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2024	2023	2024	2023
Interest income	$3,826	$4,977	$11,138	$14,594
Interest expense	(553)	(25)	(967)	(71)
Interest income, net	$3,273	$4,952	$10,171	$14,523

For the three and nine months ended September 30, 2024 and 2023, interest income primarily related to earnings on cash and cash equivalents in money market funds. Interest expense primarily related to the Company’s supercomputer financing lease. Interest income, net was included in “Other income, net” on the Condensed Consolidated Statements of Operations.

Note 4. Acquisitions

Exscientia Plc

On August 8, 2024, the Company signed an agreement with Exscientia plc (“Exscientia”) to acquire all of the issued and to be issued share capital of Exscientia in exchange for shares of Class A common stock of the Company (the “Transaction Agreement”). The Transaction Agreement has a fixed exchange ratio whereby each ordinary share of Exscientia will be exchanged for 0.7729 shares of Class A common stock of the Company on the closing date. Recursion will also assume the outstanding stock-based compensation awards of Exscientia. The closing of the transaction is subject to the satisfaction or waiver of a number of conditions, including the requisite approval of each of the Company’s stockholders and Exscientia’s shareholders, sanction by the High Court of Justice of England and Wales, and other closing conditions that are customary for transactions of this nature.

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

Recursion’s condensed consolidated statement of operations during the nine months ended September 30, 2024 included immaterial net revenue and a $9.3 million operating loss associated with Valence’s operations. The Company has finalized the amounts recognized disclosed in the above tables.

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

The acquisition of Cyclica was accounted for as a business combination using the acquisition method of accounting. The aggregate upfront consideration for the acquisition of Cyclica consisted of 5.8 million shares of Recursion Class A common stock, cash payments, 1.0 million shares issuable upon exercise of stock options held by Cyclica equity award holders and deferred liabilities for additional consideration. Approximately 172 thousand of the aforementioned shares of Class A common stock consideration had not yet been issued as of September 30, 2024.

The following table summarizes total consideration:

(in thousands)
Fair value of Recursion Class A common stock	$49,915
Cash	6,505
Fair value of equity awards issued to Cyclica equity award holders	3,852
Deferred liabilities for additional consideration	345
Total consideration	$60,617

The following table summarizes the fair value of assets acquired and liabilities assumed as of the acquisition date:

(in thousands)
Cash	$2,429
Restricted cash	1,685
Other receivables	741
Investments	1,000
Other current assets	385
Intangible assets - technology	28,000
Accounts payable and accrued liabilities	(579)
Unearned revenue	(1,754)
Deferred income taxes	(2,075)
Other liabilities, current	(66)
Other liabilities, non-current	(139)
Total identifiable net assets	29,627
Goodwill	30,990
Total assets acquired and liabilities assumed	$60,617

The intangible assets are related to Cyclica’s digital chemistry platforms. The estimated fair value of the intangible assets was determined using a cost approach. This valuation technique provides the fair value of an asset based on estimates of the total costs to develop the technology. Significant inputs used to determine the total cost includes the length of time required and service hours performed by Company employees. The technology intangible assets are being amortized on a straight-line basis over their three-year useful lives.

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

Recursion’s condensed consolidated statement of operations during the nine months ended September 30, 2024 included immaterial net revenue and a $11.2 million operating loss associated with Cyclica’s operations. Recursion’s condensed consolidated statement of operations for the nine months ended September 30, 2023 included immaterial net revenue and a $6.0 million operating loss associated with Cyclica’s operations. The Company has finalized the amounts recognized disclosed in the above tables.

Pro forma financial information

The following table presents the unaudited pro forma combined results of operations of Recursion, Valence and Cyclica as if the acquisitions had occurred on January 1, 2022:

(in thousands)	Three months ended September 30, 2023	Nine Months Ended September 30, 2023
Net revenue	$10,534	$33,970
Net loss	(92,553)	(245,391)

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

Note 5.    Leases

The Company has entered into various long-term real estate operating leases primarily related to office, research and development, operating activities and an equipment financing lease related to the supercomputer. The Company’s leases have remaining terms from under 1 year to 8 years and some of those leases include options that provide Recursion with the ability to extend the lease term, generally for five years. The options are included in the lease term when it is reasonably certain that the option will be exercised.

For the nine months ended September 30, 2024 and 2023, Recursion entered into lease modifications resulting in a decrease to the right-of-use asset and lease liability of $3.1 million and an increase to the right-of-use asset and lease liability of $3.4 million, respectively. The modifications had no impact to the Condensed Consolidated Statements of Operations.

In September 2024, the Company entered into an operating lease agreement for office space in New York, New York with approximately 11,655 square feet (the “New York Lease”). The right of use began September 2024 when control of the asset was obtained. The New York Lease term is 4 years with a potential for a 3 or 6 year renewal option. Total fixed payments are expected to be approximately $6.9 million with additional variable expenses, including building expenses.

In May 2024, the Company entered into a financing lease agreement for the supercomputer equipment (the “Supercomputer Lease”). The right of use began May 2024 when control of the asset was obtained and the lease term is 3 years with two additional renewal options for a one or two year period. Total fixed payments are expected to be approximately $34.0 million.

In February 2024, the Company entered into an operating lease agreement related to the supercomputer for the exclusive use of physical space in a data center of approximately 1,851 square feet (the “Data Center Lease”). The right of use began in April 2024 and the lease term is 5 years with a five year renewal option. The lease includes provisions for escalating rent payments. Total fixed lease payments are expected to be approximately $13.0 million with additional variable expenses, including utilities and tax expenses.

In January 2024, the Company entered into an operating lease agreement for office space in London, England with approximately 6,792 square feet (the “London Lease”). The right of use began January 2024 when control of the asset was obtained. The London Lease term is 5 years with a five year renewal option. The London Lease includes provisions for escalating rent payments. Total fixed payments are expected to be approximately $7.9 million, additionally there will be variable expenses including building service charges related to the lease.

The components of the lease cost were:

	Three months ended September 30,		Nine months ended September 30, 2024
(in thousands)	2024	2023	2024	2023
Operating lease cost	$3,020	$2,024	$8,602	$6,042
Finance lease cost:
Amortization of leased assets	1,460	—	2,445	—
Interest on lease liabilities	562	—	938	—
Variable lease cost	704	532	1,939	1,689
Short-term lease cost	77	66	159	107
Total lease cost	$5,823	$2,622	$14,083	$7,838

Supplemental balance sheet information related to leases were:

(in thousands)	September 30, 2024	December 31, 2023
Assets
Operating lease right-of-use assets	$47,882	$33,663
Financing lease right-of-use assets	26,897	—
Total lease right-of-use assets	$74,779	$33,663

Liabilities
Current liabilities
Notes payable and financing lease liabilities	$8,145	$—
Operating lease liabilities	8,233	6,116
Total current lease liabilities	16,378	6,116
Non-current liabilities
Notes payable and financing lease liabilities, non-current	19,495	—
Operating lease liabilities, non-current	53,663	43,414
Total non-current lease liabilities	73,158	43,414
Total lease liabilities	$89,536	$49,530

Supplemental cash flow information related to leases were:

	Nine months ended September 30,
(in thousands)	2024	2023
Cash paid for amount included in the measurement of lease liabilities:
Operating cash flows from operating leases	$10,742	$7,950
Operating cash flows from financing leases	379	—
Financing cash flows from financing leases	2,261	—

Right-of-use assets additions and modifications:
Operating leases	$19,455	$4,324
Financing leases	29,342	—
-

Lease term and discount rates as of September 30, 2024 were:

September 30, 2024
Operating leases
Weighted-average remaining lease term (years)	5.7
Weighted-average discount rate	7.9%
Finance leases
Weighted-average remaining lease term (years)	2.8
Weighted-average discount rate	7.6%

Maturities of lease liabilities as of September 30, 2024 were:

(in thousands)	Operating leases	Finance leases
Remainder of 2024	$2,268	$2,511
2025	14,585	10,046
2026	15,467	10,046
2027	15,914	8,736
2028	13,226	—
Thereafter	17,660	—
Total lease payments	79,120	31,339
Less amounts representing interest or imputed interest	(17,224)	(3,699)
Present value of lease liabilities	$61,896	$27,640

Note 6.    Goodwill and Intangible Assets

Goodwill

There were no changes to the carrying amount of goodwill during the three and nine months ended September 30, 2024. There were additions of $51.3 million to the carrying amount of goodwill related to the acquisition of Cyclica and Valence during the nine months ended September 30, 2023. No goodwill impairment was recorded during the three and nine months ended September 30, 2024 and 2023.

Intangible Assets, Net

The following table summarizes intangible assets:

	September 30, 2024			December 31, 2023
(in thousands)	Gross carrying amount	Accumulated Amortization	Net carrying amount	Gross carrying amount	Accumulated Amortization	Net carrying amount
Definite-lived technology intangible assets	$44,076	$(18,719)	$25,357	$44,076	$(8,882)	$35,194
Definite-lived licensed intangible assets	9,350	(1,600)	7,750	350	(87)	263
Indefinite-lived intangible assets	986	—	986	986	—	986
Total intangible assets	$54,412	$(20,319)	$34,093	$45,412	$(8,969)	$36,443

Amortization expense was $4.1 million and $11.3 million during the three and nine months ended September 30, 2024, respectively. Amortization expense was $3.4 million and $5.1 million during the three and nine months ended September 30, 2023, respectively. Amortization expense was included in “Research and Development” in the Condensed Consolidated Statements of Operations. No indefinite-lived intangible asset impairment charges were recorded during the three and nine months ended September 30, 2024 and 2023.

For the nine months ended September 30, 2024, the Company entered into a 3 year licensing agreement with Helix for access to their patient data and use rights for therapeutics development purposes. This data will be used to improve the training of Recursion’s artificial intelligence and machine learning models and is expected to accelerate Recursion’s drug discovery process. Recursion is making annual payments of $3.0 million for a total of $9.0 million, which was recorded in “Intangible Assets, net” on the Condensed Consolidated Balance Sheet and included as a licensed intangible asset in the above table. Recursion made the first payment during the nine months ended September 30, 2024 and recorded the two remaining $3.0 million payments in “Accrued expenses and other liabilities” and “Other liabilities, non-current” on the Condensed Consolidated Balance Sheet, respectively. The licensed intangible asset is being amortized on a straight-line basis over its three-year useful life.

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

Indemnification

The Company has agreed to indemnify its officers and directors for certain events or occurrences, while the officer or director is or was serving at the Company’s request in such capacity. The Company purchases directors and officers liability insurance coverage that provides for reimbursement to the Company for covered obligations and this is intended to limit the Company’s exposure and enable it to recover a portion of any amounts it pays under its indemnification obligations. The Company had no liabilities recorded for these agreements as of September 30, 2024 and December 31, 2023, as no amounts were probable.

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

In February 2021, the Company entered into a lease agreement for laboratory and office space (the Industry Lease) with Industry Office SLC, LLC (the landlord). In March 2023, the Company sent a letter to the landlord detailing numerous construction delays and irregularities, deficiencies and deviations from applicable structural drawings and/or non-conforming conditions with applicable building codes. On June 23, 2023, the landlord filed a lawsuit against the Company (Industry Office SLC, LLC v. Recursion Pharmaceuticals, Inc., Case No. 230904627) in the Third District Court for Salt Lake County, State of Utah (the Court), alleging anticipatory repudiation and breach of contract. The Plaintiff seeks monetary damages and attorney’s fees. As of September 30, 2024, the Company had no liability recorded for these events as an unfavorable outcome was not probable.

In connection with the Industry Lease, in September 2023, the Company filed counterclaims in the Court against the landlord alleging, among other things, breach of contract and fraudulent misrepresentation (the Counterclaims). Also in September 2023, the Court dismissed the landlord’s complaint without prejudice. In October 2023, the landlord filed an amended complaint and also an answer to Recursion’s Counterclaims, denying the Company’s allegations. The Company and the landlord are currently engaged in discovery. In September 2024, the Court granted Recursion’s motion to amend its Counterclaims to assert claims for alter ego and agency liability against several allegedly controlling parent companies associated with the landlord. The Company is presently unable to estimate the possible amount or range of damages associated with the Counterclaims, as expert discovery associated with these issues has not yet occurred.

Pledged Assets

As of September 30, 2024, assets pledged as collateral against finance leases totaled $25.6 million. Assets pledged as collateral are Lab Equipment reported in “Property and Equipment, net” on the Condensed Consolidated Balance Sheet. As of September 30, 2024, the liabilities associated with collateral pledged were solely comprised of a finance lease and had a carrying value of $27.6 million. The collateral pledged under the lease agreement may only be operated by the Company within the continental United States and must maintain a good title. The assets cannot be sold, disposed of or repledged by the Company.

Note 8. Common Stock

Each share of Class A common stock entitles the holder to one vote per share and each share of Class B common stock entitles the holder to 10 votes per share on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the Company’s Board of Directors. As of September 30, 2024 and December 31, 2023, no dividends had been declared.

Public Offering of Common Stock

On June 28, 2024, the Company closed its public offering of Class A common stock and issued 35.4 million shares at a price of $6.50 per share for net proceeds of approximately $216.4 million, after deducting transaction costs of $13.6 million. In connection with the public offering of Class A common stock, the Company entered into an underwriting agreement for the offering and sale of 30.8 million shares. The Company also granted the Underwriters a 30 day option from the date of the underwriting agreement to purchase up to an additional 4.6 million shares of Class A Common Stock, which was exercised in full. The public offering was made pursuant to the Company's effective registration statement on Form S-3 (File No. 333-264845) and a related prospectus supplement and accompanying prospectus dated June 26, 2024.

At-The-Market Offering

In August 2023, the Company entered into an Open Market Sales Agreement (the “Sales Agreement”) with Jefferies LLC (the “Sales Agent”), to provide for the offering, issuance and sale of up to an aggregate amount of $300.0 million of its Class A common stock from time to time in “at-the-market” (ATM) offerings. As of September 30, 2024, an amount of $144.3 million remained available for future sales under the Sales Agreement. For the nine months ended September 30, 2024, the Company has sold 8.4 million shares and received net proceeds of $72.9 million under the agreement. Recursion is not required to sell additional shares under the Sales Agreement. The Company will pay the Sales Agent a commission of up to 3% of the aggregate gross proceeds received from all sales of Class A common stock. The Sales Agreement continues until the earlier of selling all shares available under the Sales Agreement or terminated by written notice from either of the parties. The ATM Offering is being made under a prospectus supplement dated August 8, 2023, and related prospectus filed with the Securities and Exchange Commission pursuant to our automatically effective shelf registration statement on Form S-3ASR (Registration No. 333-264845).

NVIDIA Private Placement

In July 2023, Recursion entered into a Stock Purchase Agreement for a private placement with NVIDIA Corporation (2023 Private Placement), pursuant to which the Company sold an aggregate of 7.7 million shares of the Company’s Class A common stock at a price of $6.49 per share for net proceeds of approximately $49.9 million.

Valence Acquisition Exchangeable Shares

In May 2023, in connection with the acquisition of Valence, the Company entered into an agreement to issue up to 5.9 million shares of Class A common stock (the “Exchangeable Shares”), that may be issued upon exchange, retraction or redemption of exchangeable shares of a subsidiary of Recursion. Each exchangeable share of the subsidiary of Recursion entitles the holder to exchange those shares on a one-for-one basis for Recursion’s Class A common stock. The shares are entitled to receive dividends economically equivalent to dividends declared by Recursion, are non-voting and are subject to customary adjustments for stock splits or other reorganizations. In addition, the Company may require all outstanding exchangeable shares to be exchanged into an equal number of Class A common stock upon the occurrence of certain events and at any time following the seventh anniversary of the closing of the Valence acquisition. The exchangeable shares are substantially the economic equivalent of the Class A shares and classified as common stock within the Company’s stockholders’ equity. The Company’s calculation of weighted-average shares outstanding includes the exchangeable shares. As of September 30, 2024, 4.9 million Exchangeable shares have been redeemed for Class A shares.

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

NVIDIA Private Placement
In July 2023, in connection with the 2023 Private Placement with NVIDIA, the Company entered into a Registration Rights Agreement providing for the registration for resale of the shares of Class A common stock issued in such transaction. A prospectus supplement to a registration statement (File No. 333-264845) was subsequently filed in August 2023 to register the resale of the shares of Class A common stock issued to NVIDIA. The Company has agreed to use commercially reasonable efforts to keep the registration statement continuously effective until such date that all registrable securities under the agreement have been sold. In the event the holders cannot sell their shares due to certain circumstances causing the registration statement to be ineffective, the Company must pay each holder of shares outstanding on the date and each month thereafter 1% of the aggregate purchase price with the maximum payable amount of 5% of the aggregate purchase price. As of September 30, 2024, there was no accrued liability related to this agreement, as it was not probable that a payment would be required.

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

2022 Private Placement
In October 2022, in connection with the 2022 Private Placement, the Company entered into a Registration Rights Agreement providing for the registration for resale of the shares of Class A common stock issued in such transaction. A prospectus supplement to a registration statement (File No. 333-264845) was subsequently filed in October 2022 to register the resale of the shares of Class A common stock by the Purchasers. The agreement must remain effective until registrable securities covered by the agreement have been publicly sold by the holders or all shares cease to be registrable securities. In the event the holders cannot sell their shares due to certain circumstances causing the agreement to be ineffective, the Company must pay each holder of shares outstanding on the date and each month thereafter 1.0% of the aggregate purchase price paid by the holder without limit until the agreement is cured. As of September 30, 2024, there was no accrued liability related to this agreement, as it was not probable that a payment would be required.

Class A and B Common Stock Authorization

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

All Class B common stock is held by Christopher Gibson, Ph.D., the Company’s Chief Executive Officer (CEO), or his affiliates. As of September 30, 2024, Dr. Gibson and his affiliates held outstanding shares of Class B common stock representing approximately 20% of the voting power of the Company’s outstanding shares. This voting power may increase over time as Dr. Gibson vests in and exercises equity awards outstanding. If all the exchangeable equity awards held by Dr. Gibson had been fully vested, exercised and exchanged for shares of Class B common stock as of September 30, 2024, Dr. Gibson and his affiliates would hold approximately 20% of the voting power of the Company’s outstanding shares. As a result, Dr. Gibson will be able to significantly influence any action requiring the approval of Recursion stockholders, including the election of the Board of Directors; the adoption of amendments to the Company’s certificate of incorporation and bylaws; and the approval of any merger, consolidation, sale of all or substantially all of the Company’s assets, or other major corporate transaction.

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

Pricing
In January 2022, Recursion received a $150.0 million non-refundable upfront payment from the Company’s collaboration with Roche. In September 2024, Recursion received a $30.0 million milestone payment (the “acceptance fee”) which was an acceptance fee related to the first accepted neuroscience Phenomap. Recursion is eligible for additional milestone payments based on performance progress of the collaboration. Each of the Phenomaps requested by Roche and created by Recursion may be subject to either an initiation fee, acceptance fee or both. Such fees could exceed $250.0 million for 16 accepted Phenomaps. In addition, for a period of time after Roche’s acceptance of certain Phenomaps, Roche will have the option to obtain, subject to payment of an exercise fee, rights to use outside the collaboration the raw images generated in the course of creating those Phenomaps. If Roche exercises its external use option for all 12 eligible Phenomaps, Roche’s associated exercise fee payments to Recursion could exceed $250.0 million. Under the collaboration, Roche may initiate up to 40 programs, each of which, if successfully developed and commercialized, could yield more than $300.0 million in development, commercialization and net revenue milestones for Recursion, as well as tiered royalties on net revenue.

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

The Company has determined the transaction price to be $180.0 million, comprised of the upfront payment and the acceptance fee. Prior to the three months ended September 30, 2024, Recursion had fully constrained the $30.0 million variable consideration acceptance fee. As a result of Roche’s acceptance of the neuroscience Phenomap, Recursion is now recognizing the acceptance fee as part of the transaction price over the completion period of one of the neuroscience performance obligations. Recursion has fully constrained the remaining amounts of variable consideration to be received from potential milestones considering the stage of development and the risks associated with the remaining development required to achieve each milestone. Recursion will re-evaluate the transaction price each reporting period.

The transaction price was generally allocated to the performance obligations based on the estimated relative stand-alone selling price of each performance obligation as determined using an expected cost plus margin approach. The acceptance fee was allocated to one of the neuroscience performance obligations as the terms of the variable consideration related specifically to Recursion’s efforts to satisfy this performance obligation. The Company recognizes revenue over time based on costs incurred relative to total expected costs to perform the research and development services. Recursion determined that this method provides a faithful depiction of the transfer of control to the customer. This method of recognizing revenue requires the Company to make estimates of total costs to provide the services required under the performance obligations. Significant inputs used to determine the total costs included the length of time required, service hours performed by Company employees and materials costs. A significant change in these estimates could have a material effect on the timing and amount of revenue recognized in future periods. Recursion has estimated the completion of the performance obligations by 2026.

Additional Revenue Disclosures

Of the revenue recognized during the three and nine months ended September 30, 2024, $4.1 million and $29.0 million was included in the unearned revenue balance as of December 31, 2023, respectively, and was related to the upfront payment received by the Company. Primarily all revenue recognized during the three and nine months ended September 30, 2023 was included in the unearned revenue balance as of December 31, 2022. Revenue recognized during the three and nine months ended September 30, 2024 was from the upfront payments and the acceptance fee received. The recognition of a portion of the upfront payment and acceptance fee decreased the unearned revenue recognized. As of September 30, 2024, the Company had $5.5 million of costs incurred to fulfill a contract on its Condensed Consolidated Balance Sheet within “Other Current Assets.”

Unearned revenue was classified as short-term and long-term on the Condensed Consolidated Balance Sheets based on the Company’s estimate of revenue that will be recognized during the next twelve months.

Note 10. Stock-Based Compensation

In April 2021, the Board of Directors and the stockholders of the Company adopted the 2021 Equity Incentive Plan (the 2021 Plan). The Company may grant stock options, restricted stock units (RSUs), stock appreciation rights, restricted stock awards and other forms of stock-based compensation. As of September 30, 2024, 12.5 million shares of Class A common stock were available for grant.

The following table presents the classification of stock-based compensation expense for employees and non-employees within the Condensed Consolidated Statements of Operations:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2024	2023	2024	2023
Cost of revenue	$1,153	$2,123	$2,600	$4,549
Research and development	9,194	6,579	25,141	13,590
General and administrative	7,396	7,640	21,470	17,861
Total	$17,743	$16,342	$49,211	$36,000

Stock Options

Stock options are primarily granted to executive leaders at the Company, generally vest over four years and expire no later than 10 years from the date of grant.

Stock option activity during the nine months ended September 30, 2024 was as follows:

(in thousands except share data and per share amounts)	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2023	14,957,617	$6.13	7.0	$72,416
Granted	3,683,011	7.31
Cancelled	538,803	11.91
Exercised	2,542,832	2.53		18,537
Outstanding as of September 30, 2024	15,558,993	$7.33	7.1	$27,862
Exercisable as of September 30, 2024	9,409,685	$6.28	6.1	$26,068

The fair value of options granted to employees is calculated on the grant date using the Black-Scholes option valuation model. The weighted-average grant-date fair values of stock options granted during the nine months ended September 30, 2024 and 2023 were $5.88 and $5.64, respectively.

The following weighted-average assumptions were used to calculate the grant-date fair value of stock options:

	Nine months ended September 30,
	2024	2023
Expected term (in years)	6.2	5.8
Expected volatility	65%	66%
Expected dividend yield	—	—
Risk-free interest rate	4.2%	3.6%

As of September 30, 2024, $38.2 million of unrecognized compensation cost related to stock options is expected to be recognized as expense over approximately the next two years.

RSUs

Equity awards granted to employees primarily consist of RSUs and generally vest over four years. The weighted-average grant-date fair value of RSUs generally is determined based on the number of units granted and the quoted price of Recursion’s common stock on the date of grant.

The following table summarizes Recursion’s RSU activity during the nine months ended September 30, 2024:

	Stock units	Weighted-average grant date fair value
Outstanding as of December 31, 2023	15,223,764	$8.39
Granted	8,782,890	8.61
Vested	4,252,052	8.52
Forfeited	1,659,896	8.48
Outstanding as of September 30, 2024	18,094,706	$8.46

The fair market value of RSUs vested was $39.3 million during the nine months ended September 30, 2024. As of September 30, 2024, $146.4 million of unrecognized compensation cost related to RSUs is expected to be recognized as expense over approximately the next three years.

Note 11. Income Taxes

The Company did not record any U.S. income tax expense during the three and nine months ended September 30, 2024 and 2023. The Company has historically incurred operating losses and maintains a full valuation allowance against its U.S. net deferred tax assets. Foreign taxes were insignificant during the three and nine months ended September 30, 2024 and 2023.

Net operating losses (NOLs) and tax credit carry-forwards are subject to review and possible adjustment by the Internal Revenue Service (“IRS”) and may become subject to annual limitation due to ownership changes that occur under Section 382 of the Internal Revenue Code, as amended and similar state provisions. These ownership changes may limit the amount of carryforwards that can be utilized annually to offset future taxable income. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50% over a three-year period. As of September 30, 2024, the Company was not limited on its NOLs and tax credit carry-forwards. The Company will continue to monitor future ownership changes for potential Section 382 limitations.

Note 12. Net Loss Per Share

For the three and nine months ended September 30, 2024 and 2023, Recursion calculated net loss per share of Class A, Class B and the Exchangeable common stock using the two-class method. Basic net loss per share is computed using the weighted-average number of shares outstanding during the period. Diluted net loss per share is computed using the weighted-average number of shares and the effect of potentially dilutive securities outstanding during the period. Potentially dilutive securities consist of stock options and other contingently issuable shares. For periods presented in which the Company reports a net loss, all potentially dilutive shares are anti-dilutive and as such are excluded from the calculation. For the three and nine months ended September 30, 2024 and 2023, the Company reported a net loss and therefore basic and diluted loss per share were the same.

The rights, including the liquidation and dividend rights, of the holders of the Company’s Class A, Class B and the Exchangeable common stock are identical, except with respect to voting. As a result, the undistributed earnings for each period are allocated based on the contractual participation rights of the Class A, Class B and the Exchangeable common stock as if the earnings for the period had been distributed. As the liquidation and dividend rights are identical, the undistributed earnings are allocated on a proportionate basis and the resulting amount per share for Class A, Class B and the Exchangeable common stock was the same during the three and nine months ended September 30, 2024 and 2023.

The following tables set forth the computation of basic and diluted net loss per share of Class A, Class B and Exchangeable common stock:

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except share amounts)	2024	2023	2024	2023
Numerator:
Net loss	$(95,842)	$(93,017)	$(284,755)	$(235,070)
Denominator:
Weighted average common shares outstanding	282,583,048	214,327,186	253,447,099	203,090,637
Net loss per share, basic and diluted	$(0.34)	$(0.43)	$(1.12)	$(1.16)

The Company excluded the following potential common shares from the computation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Stock based compensation	5,869,795	12,162,449	8,098,979	9,022,502
Tempus agreement	6,694,934	—	6,694,934	—
Total	12,564,729	12,162,449	14,793,913	9,022,502

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

The following tables summarize the Company’s assets and liabilities that are measured at fair value on a recurring basis:

		Basis of fair value measurement
(in thousands)	September 30, 2024	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$233,015	$233,015	$—	$—
Restricted cash	8,184	8,184	—	—
Total assets	$241,199	$241,199	$—	$—

		Basis of fair value measurement
(in thousands)	December 31, 2023	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$322,653	$322,653	$—	$—
Restricted cash	9,860	9,860	—	—
Total assets	$332,513	$332,513	$—	$—

In addition to the financial instruments that are recognized at fair value on the Condensed Consolidated Balance Sheet, the Company has certain financial instruments that are recognized at amortized cost or some basis other than fair value. The carrying amount of these instruments are considered to be representative of their approximate fair values.

The following tables summarize the Company’s financial instruments that are not measured at fair value:

	Book values		Fair values
(in thousands)	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023
Liabilities
Notes payable and financing lease liabilities, current	$8,219	$41	$8,219	$41
Notes payable and financing lease liabilities, non-current	20,510	1,101	20,510	1,101
Total liabilities	$28,729	$1,142	$28,729	$1,142

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion and analysis of the financial condition of Recursion Pharmaceuticals, Inc. (Recursion, the Company, we, us or our) and the results of operations. This commentary should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and accompanying notes appearing in Item 1, “Financial Statements” and the Company’s audited consolidated financial statements and accompanying notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Annual Report on Form 10-K for the year ended December 31, 2023 (the 2023 Annual Report). This discussion, particularly information with respect to our future results of operations or financial condition, business strategy and plans and objectives of management for future operations, includes forward-looking statements that involve risks and uncertainties as described under the heading "Note About Forward-Looking Statements" in this Quarterly Report on Form 10-Q. You should review the disclosure under the heading "Risk Factors" in the 2023 Annual Report and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2024 and June 30, 2024, and the risk factors disclosed under Item 8.01 in our Current Report on Form 8-K filed with the SEC on September 3, 2024 for a discussion of important factors that could cause our actual results to differ materially from those anticipated in these forward-looking statements. We assume no obligation to revise or publicly release any revision to any forward-looking statements contained in this Quarterly Report on Form 10-Q, unless required by law.

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

There are three key value-drivers at Recursion:
•An expansive pipeline of internally developed clinical and preclinical programs focused on precision oncology and genetically driven rare diseases with significant unmet need and market opportunities that could potentially exceed $1 billion in annual sales in some cases
•Transformational partnerships with leading biopharma and technology companies to map and navigate intractable areas of biology, identify novel targets, and develop potential new medicines by using advanced computational and data resources
•An industry-leading dataset intentionally designed to capitalize on computational tools and accelerate value created through our pipeline, partnerships and technology products

We drive value by scaling and leveraging the Recursion OS to generate, aggregate and integrate over 50 petabytes of data spanning large language model derived disease relevance and target-compound relationships, predicted protein-ligand binding interactions for ~36 billion compounds, over 300 million total staining and multi-timepoint live-cell (brightfield) phenomics experiments, over 1 million whole transcriptomics experiments, tens of thousands of ADME experiments using our automated DMPK module, InVivomics and multimodal precision oncology patient data. This dataset has been curated using over 50 human cell types, our cell manufacturing facility which has produced over 1 trillion hiPSC-derived neuronal cells since 2022, our in-house chemical library of over 1.7 million compounds, a vast in silico library of small molecules and other capabilities. We have built proprietary software applications and AI/ML models within the Recursion OS which predict and navigate over 7 trillion biological and chemical relationships. With our approach and our team of over 500 Recursionauts that is balanced between life scientists and computational and technical experts, we endeavor to turn drug discovery into a search problem, where we map and navigate biology in an unbiased manner in order to translate insights into more, new, and better medicines at higher scale and lower cost to patients.

On August 8, 2024, Recursion signed an agreement with Exscientia plc (Exscientia) to acquire all of the issued and to be issued share capital of Exscientia in exchange for shares of Class A common stock of Recursion (the Transaction Agreement). The Transaction Agreement has a fixed exchange ratio whereby each ordinary share of Exscientia will be exchanged for 0.7729 shares of Class A common stock of Recursion on the closing date. The closing of the transaction is subject to the satisfaction or waiver of a number of conditions, including the requisite approval of each of Recursion’s stockholders and Exscientia’s shareholders, sanction by the High Court of Justice of England and Wales, and other closing conditions that are customary for transactions of this nature. The following graphic depicts our combined pipeline with Exscientia, assuming the completion of the transactions contemplated by the Transaction Agreement, with Exscientia’s programs in shaded rows.

Summary of Business Highlights

Pipeline
•Cerebral Cavernous Malformation (CCM) (REC-994): In September, we announced that our Phase 2 SYCAMORE clinical trial, which is a randomized, double-blind, placebo-controlled, study of two doses of REC-994 in participants with CCM, met its primary endpoint of safety and demonstrated encouraging trends in objective MRI-based exploratory efficacy measures at the highest dose, seeing reductions in lesion volume and hemosiderin ring size. We plan to meet with the FDA and advance the development of REC-994 for the potential treatment of symptomatic CCM in subsequent studies. We also plan to present the Phase 2 data at a medical conference and publish results in a peer reviewed scientific journal.
•Neurofibromatosis Type 2 (NF2) (REC-2282): Our adaptive Phase 2/3 POPLAR clinical trial is an open label, two part study of REC-2282 in participants with progressive NF2-mutated meningiomas. Part 1 of the study explores two doses of REC-2282 in adult and pediatric participants. Enrollment of adult patients in Part 1 of the study is complete (n=24). We expect to share an update in Q4 2024.
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
•Clostridioides difficile Infection (REC-3964): In October, we announced the first patient dosed in our Phase 2 clinical study of REC-3964, a potential first-in-class, oral, non-antibiotic small molecule for recurrent Clostridioides difficile infection. Our Phase 2 ALDER clinical trial is an open-label, multicenter randomized study designed to evaluate rates of recurrence with REC-3964 at two doses compared with an observational cohort after patients have achieved initial cure with vancomycin. We expect a preliminary readout by the end of 2025.
•Biomarker-Enriched Solid Tumors and Lymphoma, Target RBM39 (REC-1245): In October, we announced FDA clearance of an IND for REC-1245, a potential first-in-class RBM39 degrader for biomarker-enriched solid tumors and lymphoma. RBM39 is a novel CDK12-adjacent target identified by the Recursion OS. We plan to initiate dosing of Phase 1/2 in Q4 2024 to evaluate REC-1245. Phase 1 data from the dose-escalation portion of the study is expected by the end of 2025.
•Undisclosed Indication in Fibrosis, Target Epsilon: We are advancing our lead candidate and expect an IND submission in early 2025.

Partnerships
•Transformational Collaborations: We continue to advance efforts to discover potential new therapeutics with our strategic partners in the areas of undruggable oncology (Bayer) as well as neuroscience and a single indication in gastrointestinal oncology (Roche-Genentech). In August, our first neuroscience phenomap was optioned by Roche-Genentech for $30 million as part of a fee structure that could exceed a total of $500 million across multiple maps. In the near-term, there is the potential for option exercises associated with partnership programs and map building initiatives or data sharing.

Platform
•Google Cloud Collaboration: We entered into an expanded collaboration with Google Cloud in order to leverage Google Cloud's technologies to support our drug discovery platform. This strategic partnership includes exploring generative AI capabilities, including Gemini models, to support the RecursionOS, drive improved search and access with BigQuery, and help scale compute resources. In addition, we will also explore making some of our AI models available on Google Cloud.

Financing and Operations

We were incorporated in November 2013. In April 2021, we closed our Initial Public Offering (IPO) and issued 27.9 million shares of Class A common stock at a price of $18.00 per share, raising net proceeds of $462.4 million. Prior to our IPO, we had raised $448.9 million in equity financing from investors in addition to $30.0 million in an upfront payment from our collaboration with Bayer AG (Bayer). In January 2022, we received an upfront payment of $150.0 million from our collaboration with Roche. See Note 9, “Collaborative Development Contracts” to the Condensed Consolidated Financial Statements for additional information on the collaboration with Roche. In October 2022, we issued 15.3 million shares of our Class A common stock at a purchase price of $9.80 per share in the 2022 private placement to qualified institutional buyers and institutional accredited investors for net proceeds of $143.7 million, after deducting fees and offering costs of $6.6 million. In July 2023, we issued an aggregate of 7.7 million shares of our Class A common stock at a purchase price of $6.49 per share in the 2023 Private Placement with NVIDIA Corporation for net proceeds of approximately $49.9 million. In August 2023, we entered into an Open Market Sales Agreement with Jefferies LLC to provide for the offering, issuance and sale of up to an aggregate amount of $300.0 million of its Class A common stock of which $144.3 million remain available for future sales. The Company has sold $20.4 million shares and received net proceeds of $151.1 million under the agreement. In June 2024, we issued an aggregate of 35.4 million shares of our Class A common stock at a purchase price of $6.50 per share and received net proceeds of $216.4 million, after deducting transaction costs of $13.6 million. See Note 8, “Common Stock” to the Condensed Consolidated Financial Statements for additional information on the public offering. In September 2024, we received a Phenomap acceptance fee of $30.0 million from our collaboration with Roche.

We use the capital we have raised to fund operating and investing activities across platform research operations, drug discovery, clinical development, digital and other infrastructure, creation of our portfolio of intellectual property and administrative support. We do not have any products approved for commercial sale and have not generated any revenues from product sales. We had cash and cash equivalents of $427.6 million as of September 30, 2024. Based on our current operating plan, we believe that our cash and cash equivalents will be sufficient to fund our operations for at least the next twelve months.

Since inception, we have incurred significant operating losses. Our net losses were $95.8 million and $284.8 million during the three and nine months ended September 30, 2024, respectively. Our net losses were $93.0 million and $235.1 million during the three and nine months ended September 30, 2023, respectively. As of September 30, 2024, our accumulated deficit was $1.3 billion.

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

Results of Operations

The following table summarizes our results of operations:

(in thousands, except percentages)	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2024	2023	$	%	2024	2023	$	%
Revenue
Operating revenue	$26,082	$10,102	$15,980	>100%	$53,977	$33,252	$20,725	62%
Grant revenue	—	431	(431)	(100)%	316	432	(116)	(27)%
Total revenue	26,082	10,533	15,549	>100%	54,293	33,684	20,609	61%

Operating costs and expenses
Cost of revenue	12,079	10,877	1,202	11%	32,444	32,706	(262)	(1)%
Research and development	74,600	70,007	4,593	7%	216,087	171,744	44,344	26%
General and administrative	37,757	29,199	8,558	29%	100,998	80,364	20,634	26%
Total operating costs and expenses	124,436	110,083	14,353	13%	349,529	284,814	64,716	23%

Loss from operations	(98,354)	(99,550)	1,196	1%	(295,236)	(251,130)	(44,107)	18%
Other income, net	2,679	6,533	(3,854)	(59)%	9,347	16,060	(6,713)	(42)%
Loss before income tax benefit	(95,675)	(93,017)	(2,658)	3%	(285,889)	(235,070)	(50,820)	22%
Income tax benefit	(167)	—	(167)	n/m	1,134	—	1,134	n/m
Net loss	$(95,842)	$(93,017)	$(2,825)	3%	$(284,755)	$(235,070)	$(49,686)	21%

n/m = Not meaningful

Revenue

The following table summarizes our components of revenue:

	Three months ended September 30,		Change		Nine months ended September 30,		Change
(in thousands, except percentages)	2024	2023	$	%	2024	2023	$	%
Revenue
Operating revenue	$26,082	$10,102	$15,980	>100%	$53,977	$33,252	$20,725	62%
Grant revenue	—	431	(431)	(100)%	316	432	(116)	(27)%
Total revenue	$26,082	$10,533	$15,549	>100%	$54,293	$33,684	$20,609	61%

Operating revenue is generated through research and development agreements derived from strategic alliances. We are entitled to receive variable consideration as certain milestones are achieved. The timing of revenue recognition is not directly correlated to the timing of cash receipts.

For the three and nine months ended September 30, 2024, the increase in revenue compared to prior period was due to revenue recognized from our strategic partnership with Roche. During the three months ended September 30, 2024, we recognized revenue related to the acceptance fee for the completion of a Phenomap for one of our neuroscience performance obligations. Prior to the three months ended September 30, 2024, we had fully constrained the $30.0 million acceptance fee.

Cost of Revenue

The following table summarizes our cost of revenue:

(in thousands, except percentages)	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2024	2023	$	%	2024	2023	$	%
Total cost of revenue	$12,079	$10,877	$1,202	11%	$32,444	$32,706	$(262)	(1)%

Cost of revenue consists of the Company’s costs to provide services for drug discovery required under performance obligations with partnership customers. These primarily include materials costs, service hours performed by our employees and depreciation of property and equipment.

For the three and nine months ended September 30, 2024, the change in cost of revenue compared to prior period was insignificant.

Research and Development

The following table summarizes our components of research and development expense:

(in thousands, except percentages)	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2024	2023	$	%	2024	2023	$	%
Research and development expense
Platform	$37,227	$28,908	$8,319	29%	$95,961	$68,914	$27,047	39%
Discovery	16,584	15,513	1,071	7%	48,767	45,467	3,300	7%
Clinical	13,004	18,590	(5,586)	(30)%	44,310	42,591	1,719	4%
Stock based compensation	9,457	6,748	2,709	40%	26,031	14,063	11,968	85%
Other	(1,672)	248	(1,920)	n/m	1,018	709	309	44%
Total research and development expense	$74,600	$70,007	$4,593	7%	$216,087	$171,744	$44,343	26%

n/m = Not meaningful

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

For the three and nine months ended September 30, 2024, the increase in research and development expenses compared to the prior period was driven by our platform and personnel costs as we continue to expand and upgrade our platform, including our chemical technology, machine learning and transcriptomics platform.

General and Administrative Expense

The following table summarizes our general and administrative expense:

(in thousands, except percentages)	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2024	2023	$	%	2024	2023	$	%
Total general and administrative expense	$37,757	$29,199	$8,558	29%	$100,998	$80,364	$20,634	26%

We expense general and administrative costs as incurred. General and administrative expenses consist primarily of salaries; including employee benefits and stock-based compensation. General and administrative expenses also include facilities, depreciation, information technology, professional fees for auditing and tax, legal fees for corporate and patent matters and insurance costs.

For the nine months ended September 30, 2024, the increase in general and administrative expense compared to prior period was primarily driven by an increase in salaries and wages of $6.0 million and increases in software and lease expense. For the three months ended September 30, 2024, the increase in general and administrative expense compared to prior period was primarily driven by an increase in software and lease expense.

Other Income, Net

The following table summarizes our components of other income, net:

(in thousands, except percentages)	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2024	2023	$	%	2024	2023	$	%
Interest income	3,826	4,977	(1,151)	(23.1)%	11,138	14,594	(3,456)	(23.7)%
Interest expense	(553)	(25)	(528)	>100%	(967)	(71)	(896)	>100%
Other	(594)	1,581	(2,175)	n/m	(824)	1,537	(2,361)	n/m
Other income, net	$2,679	$6,533	$(3,854)	(59.0)%	$9,347	$16,060	$(6,713)	(41.8)%

n/m = Not meaningful

For the three and nine months ended September 30, 2024, the decrease in interest income compared to prior period related to a decrease in earnings on cash and cash equivalents in money market funds.

Liquidity and Capital Resources

Sources of Liquidity

We have not yet commercialized any products and do not expect to generate revenue from the sales of any product candidates for at least several years. Cash and cash equivalents totaled $427.6 million and $391.6 million as of September 30, 2024 and December 31, 2023, respectively.

We have incurred operating losses and experienced negative operating cash flows and we anticipate that the Company will continue to incur losses for at least the foreseeable future. Our net loss was $95.8 million and $284.8 million during the three and nine months ended September 30, 2024, respectively. Our net loss was $93.0 million and $235.1 million during the three and nine months ended September 30, 2023, respectively. As of September 30, 2024 and December 31, 2023, we had an accumulated deficit of $1.3 billion and $967.6 million, respectively.

We have financed our operations through the private placements of preferred stock and Class A common stock issuances. As of September 30, 2024, we have received net proceeds of $448.9 million from the sale of preferred stock and $1.0 billion from Class A common stock issuances. See Note 8, “Common Stock” to the Condensed Consolidated Financial Statements for additional details on Class A common stock issuances. Additionally, as of September 30, 2024, we have received proceeds of $213.0 million from our strategic partnerships. See Note 9, “Collaborative Development Contracts” to the Condensed Consolidated Financial Statements for additional details on the Roche partnership.

Cash Flows

The following table is a summary of the Condensed Consolidated Statements of Cash Flows for each of the periods presented below:

	Nine months ended September 30,
(in thousands)	2024	2023
Cash used in operating activities	$(243,744)	$(213,703)
Cash used in investing activities	(15,397)	(7,740)
Cash provided by financing activities	293,481	59,474

Operating Activities
Cash used by operating activities increased during the nine months ended September 30, 2024 as a result of higher costs incurred for research and development and general and administrative due to the Company’s expansion and upgraded capabilities.

Cash used by operating activities increased during the nine months ended September 30, 2023 as a result of an upfront payment of $150.0 million from our strategic partnership with Roche received in 2022.

Investing Activities
Cash used by investing activities during the nine months ended September 30, 2024 consisted of property and equipment purchases of $12.4 million, which included $2.9 million to upgrade the BioHive-2 supercomputer and lab equipment purchases. Additionally, investing activities included the purchase of an intangible asset of $3.0 million from Helix.

Cash used by investing activities during the nine months ended September 30, 2023 consisted primarily of purchases of property and equipment of $9.9 million, which included $1.7 million for a project to upgrade the BioHive -1 supercomputer and lab equipment purchases. The cash used was partially offset by $1.9 million of net cash acquired in the acquisition of a business.

Financing Activities
Cash provided by financing activities during the nine months ended September 30, 2024 primarily included proceeds of $289.4 million from Class A common stock issuances related to our June 2024 public offering of Class A common stock and our at-the-market offering (ATM). Financing inflows also included proceeds from equity incentive plans of $6.4 million.

Cash provided by financing activities during the nine months ended September 30, 2023 primarily included proceeds of $50.0 million from the NVIDIA private placement. Financing cash inflows also included proceeds from equity incentive plans of $9.5 million.

Critical Accounting Estimates and Policies

A summary of the Company’s significant accounting estimates and policies is included in Note 2, “Summary of Significant Accounting Policies” in our 2023 Annual Report. There were no significant changes in the Company’s application of its critical accounting policies during the nine months ended September 30, 2024.

Recently Issued and Adopted Accounting Pronouncements

See Note 2, “Basis of Presentation” in Item 1 of this Quarterly Report on Form 10-Q for information regarding recently issued and adopted accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are exposed to market risk related to changes in interest rates of our cash and cash equivalents. As of September 30, 2024, our cash and cash equivalents primarily consisted of money market funds. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in U.S. interest rates. A hypothetical 100 basis point decrease in interest rates as of as of September 30, 2024, would have an insignificant effect on net loss in the ensuing year.

Foreign Currency Exchange Risk

Our employees and our operations are primarily located in the United States and Canada and our expenses are generally denominated in U.S. and Canadian dollars. We also have entered into a limited number of contracts with vendors for research and development services that have underlying payment obligations denominated in foreign currencies. We are subject to foreign currency transaction gains or losses on our contracts denominated in foreign currencies. To date, foreign currency transaction gains and losses have not been material to our financial statements, and we do not have a formal hedging program with respect to foreign currency. A 10% increase or decrease in current exchange rates would have an insignificant effect on our financial results during the three and nine months ended September 30, 2024 and 2023.

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

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives as management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2024, our disclosure controls and procedures were ineffective due to the material weakness in internal control over financial reporting disclosed in Part II, Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2023.

Remediation of Material Weakness

The following remediation actions have been taken as of September 30, 2024:

•Improvement of documentation procedures regarding specific inquiries related to the cost model used for revenue recognition and the resulting responses
•Improvement of documentation for the review of changes in cost model due to responses from inquiries

•Provided additional documentation for internal reports to validate and support completeness and accuracy of reports
•Improvement of documentation of these processes was done with the input of our third-party consultants who continue to be involved in the design and enhancement of the revenue recognition policies and procedures

While significant progress has been made to enhance our internal control over financial reporting, we are still testing these remediated processes, procedures and controls. We believe the above actions will be effective in remediating the material weakness described above. However, the material weakness cannot be considered remediated until controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. As such, we were unable to conclude that the material weakness has been remediated as of September 30, 2024.

Changes in Internal Control Over Financial Reporting

With the exception of the steps taken to remediate the material weakness as described above, there were no other changes in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. For a detailed discussion of the risks that affect our business. Please refer to the sections titled Part I, Item 1A. “Risk Factors” of our 2023 Annual Report; Part II, Item 1A. “Risk Factors” of our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2024 and June 30, 2024, and the risk factors disclosed under Item 8.01 in our Current Report on Form 8-K filed with the SEC on September 3, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Sales of Unregistered Securities

Stock Option Exercises
For the nine months ended September 30, 2024, we issued 112 thousand shares of our Class A common stock to our employees, directors, advisors and consultants upon the exercise of stock options under our Key Personnel Incentive Stock Plan for aggregate consideration of approximately $38 thousand. The shares of Class A common stock issued upon the exercise of stock options were issued pursuant to written compensatory plans or arrangements with our employees, directors, advisors and consultants, in reliance on the exemption provided by Rule 701 promulgated under the Securities Act of 1933, as amended, or pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, relative to transactions by an issuer not involving any public offering, to the extent an exemption from such registration was required. All recipients either received adequate information about our company or had access, through employment or other relationships, to such information.

Item 6. Exhibits.

Exhibit Index:

		Incorporated by Reference
Exhibit number	Description	Form	File No.	Exhibit No.	Filing Date	Filed / Furnished Herewith
2.1*	Transaction Agreement by and between Recursion Pharmaceuticals, Inc. and Exscientia plc dated as of August 8, 2024.	8-K	001-40323	2.1	August 8, 2024
3.1	Amended and Restated Certificate of Incorporation of Recursion Pharmaceuticals, Inc.	8-K	001-40323	3.1	April 21, 2021
3.2	Amended and Restated Bylaws of Recursion Pharmaceuticals, Inc.	8-K	001-40323	3.1	January 31, 2024
4.1	Specimen Class A common stock certificate of the Registrant.	S-1/A	333-254576	4.2	April 15, 2021
4.2	Exchangeable Share Support Agreement, dated May 8, 2023.	S-3ASR	333-272281	4.2	May 30, 2023
4.3	Registration Rights Agreement, dated October 24, 2022, by and among the Company and the Purchasers.	8-K	001-40323	10.2	October 25, 2022
4.4	Registration Agreement, dated May 16, 2023, by and among the Registrant, Valence Discovery, Inc., and certain shareholders of Valence Discovery, Inc.	S-3ASR	333-272281	4.3	May 30, 2023
4.5	Registration Agreement, dated May 25, 2023, by and among the Registrant, Recursion Canada Inc., and certain shareholders of Cyclica Inc.	8-K	001-40323	4.1	June 9, 2023
4.6	Registration Rights Agreement, dated July 11, 2023, by and among the Registrant and NVIDIA.	8-K	001-40323	10.2	July 12. 2023

10.1	Form of Voting and Support Agreement.	8-K	001-40323	10.1	August 8, 2024
10.2	Form of Irrevocable Undertaking (Institutional).	8-K	001-40323	10.2	August 8, 2024
10.3	Form of Irrevocable Undertaking (Individual).	8-K	001-40323	10.3	August 8, 2024
10.4	Irrevocable Undertaking of Evotec SE dated August 28, 2024.	8-K	001-40323	10.1	August 28, 2024
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

*	Exhibits and/or schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant hereby undertakes to furnish supplementally copies of any of the omitted exhibits and schedules upon request by the SEC; provided, however, that the registrant may request confidential treatment pursuant to Rule 24b-2 under the Exchange Act for any exhibits or schedules so furnished.
**	The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 6, 2024.

RECURSION PHARMACEUTICALS, INC.

By:	/s/ Christopher Gibson
Christopher Gibson
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Michael Secora
Michael Secora
Chief Financial Officer
(Principal Financial and Accounting Officer)