Form 10-K
period 2024-12-31
RECURSION PHARMACEUTICALS, INC.
filed 2025-02-28
CIK 1601830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

The aggregate market value of the 201,103,102 shares of Class A common voting stock held by non-affiliates of the Registrant, computed by reference to the closing price as reported on the Nasdaq Stock Exchange, as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2024) was $1,508.3 million.

As of January 31, 2025, there were 395,072,094 and 6,918,575 shares of the registrant’s Class A and B common stock, respectively, par value $0.00001 per share outstanding, respectively.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for use in connection with the registrant’s 2025 Annual Meeting of Stockholders to be filed hereafter are incorporated by reference into Part III of this report.

A Letter from Our
Co-Founder and CEO
Dear Shareholders,
As we step into 2025, I want to take a moment to reflect on where Recursion stands today and where we are headed. The future of our company—and of the broader pharmaceutical industry—depends on our ability to maintain an unwavering commitment to a bold, audacious vision. This is even more true in challenging times where funding, both for biotech companies and the early research that drives our industry forward, are facing headwinds. At Recursion, we are driven by a singular mission: to decode biology to radically improve lives. We are harnessing the power of cutting-edge technology, vast datasets, and foundation models to transform the way drugs are discovered and developed. And while we’ve adjusted our sails to the winds of our industry, capital markets and more, we’ve never altered our destination. We won’t settle for anything less than achieving this mission, and I’m proud to lead a company where we take that approach, from our employees, to our leadership, and to our Board of Directors. Our boldness in the face of stormy weather is one of the things that makes us the leader in TechBio.

Largest merger or acquisition IN THE TECHBIO SPACE TO DATE WITH EXSCIENTIA
Recursion’s commitment to revolutionizing drug development took a major leap forward last year with the announcement of the largest merger or acquisition in the TechBio space to date—our combination with Exscientia. This was not just a transaction; it was the formation of a first-of-its-kind, fully integrated, technology-first drug discovery platform, and it was a transaction that we’ve known could be transformative for years. By uniting Recursion’s strength in scaling biological insights and clinical translation with Exscientia’s precision chemistry and small-molecule expertise, we have created a seamless, AI-driven approach spanning from early discovery to clinical development.
Through this combination, we have built a unique full-stack platform. Way back in 2013, we started with a point-solution; leveraging computer vision to unlock all of the information in cell morphology. Our pioneering work in phenomics, which is now a part of nearly every large pharmaceutical company’s discovery workstream, was just the beginning. While hundreds of TechBio startups today are optimizing their first point-solution, we’ve continued advancing our tech-enabled philosophy to build, buy and combine point solutions across virtually all major steps in drug discovery from target discovery to clinical development. We’ve continued investing, from scaling new high-dimensional -omics assays, to building BioHive-2, the most advanced supercomputer in the pharmaceutical industry, all because we believe more than ever that a technology-driven approach is what will finally unlock the much needed and anticipated shift in the way drugs are discovered and developed.
And while I’m proud that we have led the burgeoning TechBio space for more than a decade, I’m even happier to see hundreds of companies, big and small, following in our footsteps. For years we preached the potential of combining sophisticated computational techniques with large biological and chemical dataset creation to a skeptical (and sometimes hostile) audience. Today, the naysayers are part of a slimming minority and the progressive visionaries of the industry are all plotting their path to this inevitable future of drug discovery. The era of TechBio is truly here, and we are proud to be such a big part of it.

10 key clinical milestones EXPECTED OVER THE NEXT 18 MONTHS
A Look Back at 2024: Delivering on the Promise of AI and Data-Driven Drug Discovery
The strength of our approach is evident in our growing portfolio. We now have 10 clinical and preclinical programs, with approximately 10 key clinical milestones expected over the next 18 months. Beyond that, we have more than 10 advanced discovery programs advancing rapidly toward the clinic alongside some incredibly exciting programs and molecules that are a part of our discovery collaborations.
One compelling example is REC-1245, a potential first-in-class RBM39 degrader for biomarker-enriched solid tumors and lymphoma. This program, one of the first to result from our end-to-end AI-enabled platform, leveraged advanced maps of biology to identify RBM39 as a critical target and our early AI-enabled chemistry platform to advance the molecule to candidate. Through preclinical models, we validated that RBM39 degradation disrupts key DNA damage response (DDR) networks, potentially halting cancer growth. The journey from target identification to IND-enabling studies was completed in just 18 months—less than half of the industry average—leading to our first patient being dosed in the fourth quarter of 2024.
Another breakthrough is REC-617, our precision-designed CDK7 inhibitor, which has shown promising interim results in the Phase 1/2 ELUCIDATE trial. Early data demonstrates robust target engagement, a favorable pharmacokinetic and pharmacodynamic profile, and compelling initial clinical activity. Notably, a confirmed partial response was observed in a heavily pre-treated patient with platinum-resistant ovarian cancer, lasting more than six months, alongside four additional patients achieving stable disease. Designed entirely using our AI-led platform, REC-617 was synthesized from hit to candidate in just under 12 months, requiring only 136 novel molecules—an order of magnitude more efficient than conventional drug discovery.
Beyond our own programs, we continue to collaborate with leading biopharma partners like Roche and Genentech, Sanofi, Bayer, and Merck KGaA, Darmstadt, Germany. These partnerships validate our platform and amplify our impact. For example, our collaboration with Roche and Genentech achieved a groundbreaking milestone: the world’s first genome-scale Neuromap, a comprehensive AI-powered model of neurobiology built from human-induced pluripotent stem cell (hiPSC)-derived neurons. This effort, which required generating over a trillion neurons, led to a first-of-its-kind neuroscience phenomap that Roche-Genentech optioned for $30 million.
Similarly, our work with Sanofi continues to drive value. In 2024, we received $15 million in milestone payments after advancing two discovery programs into lead optimization, each showing strong differentiation and best-in-class potential. To date, we have generated over $450 million in collaboration payments, not only through upfront payments, but by consistently delivering on milestones, a feat achieved by few other biotech companies in history. As we look ahead, we are well on our way toward unlocking up to $20 billion in potential milestone payments before royalties—fueling the next generation of AI-driven drug discovery and development.

>$450 Million IN COLLABORATION PAYMENTS TO DATE

2025 and Beyond: The Dawn of the Virtual Cell
For the small set of leaders in TechBio—spanning companies, institutes and academics - we are converging around a breakthrough in the coming years that has the potential to create a transformational shift. We are approaching a future where many biological processes can be accurately simulated—a concept we call the "virtual cell." Today, our wet labs primarily generate the data needed to train AI models. But in the near future, these labs will primarily validate AI-driven predictions, fundamentally flipping the paradigm of drug discovery.

Four interconnected layers of biology
We believe that achieving this vision will require excellence across four interconnected layers of biology:
1.Population-Scale Patient-Level Data: Thanks to the genomic revolution and the progressive thinking of a small number of governments around the world, we and many others have had access to population-scale -omics data from patients. In the last 18 months, we have dramatically expanded the power of our approach by signing deals with companies like Tempus and Helix to bring tens of petabytes of proprietary data to support our discovery and development.
2.Pathway-Level Data: We are far ahead in systematically mapping gene networks across multiple cellular contexts, using techniques like whole-genome CRISPR knockout and high-dimensional -omics analysis across hundreds of millions of proprietary experiments.
3.Protein-Level Insights: AlphaFold and similar tools have revolutionized protein modeling. By integrating state-of-the-art protein-protein interaction and ligand-binding predictions, we remain at the forefront of this rapidly evolving space.
4.Atomistic-Level Simulations: With Exscientia’s quantum mechanics/molecular dynamics (QM/MD) expertise now part of Recursion, we are uniquely positioned to lead in simulating molecular interactions at atomic precision.
By integrating these layers, Recursion is building one of the most advanced predictive models of human biology ever created. This will allow us to explore the vast landscape of potential drugs and disease mechanisms in silico before ever stepping into the lab—dramatically accelerating drug development timelines and reducing costs.
Transforming Clinical Development with AI and Automation
In 2025, we are also doubling down on transforming clinical development through our ClinTech platform, powered by AI, automation, and real-world evidence. Our partnerships with Tempus, Helix and a growing cohort of other data sources provide us with access to critical patient data, allowing us to:
•Use AI-driven simulations to optimize trial design and enhance our probability of success.
•Automate critical processes like patient recruitment and site activation, dramatically reducing enrollment timelines.
•Leverage real-world evidence to inform regulatory strategies and increase the likelihood of clinical success.
And through partnerships with Faro Health and other industry leaders, we are industrializing clinical workflows, reducing trial costs, and streamlining operations—all while increasing the speed at which we bring new medicines to patients. We are in the early days of this work, but I am so excited at the potential I am already seeing. Coupling these advances with our discovery and translational platform will magnify all of our clintech work and continue to accelerate our lead in the TechBio space.

•Population-Scale Patient-Level Data •Pathway-Level Data •Protein-Level Insights •Atomistic-Level Simulations

“This is not just about technology for the sake of technology. It is about ensuring that the boldest ideas in biotech are realized and that the future of medicine is shaped by those who are willing to embrace the extraordinary.”

The Future of TechBio: A Call to Boldness
The path we are charting is not an easy one. It is filled with challenges, and it requires taking risks that others shy away from. But if we are to fulfill our promise—to revolutionize drug discovery and improve patient lives at scale—we must push forward with conviction.
This is not just about technology for the sake of technology. It is about ensuring that the boldest ideas in biotech are realized and that the future of medicine is shaped by those who are willing to embrace the extraordinary. As we step into 2025, I am more confident than ever that Recursion is leading the way. With a solid foundation, a world-class team, and a relentless commitment to innovation, we are poised to make this year our most transformative yet.
Thank you for your continued belief in our mission. Together, we are unlocking the future of medicine.
Chris Gibson, Ph.D.
Founder and CEO, Recursion

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
◦We may be required to repurchase for cash all, or to facilitate the purchase by a third party of all, of the shares of Class A common stock that were issued to the Bill & Melinda Gates Foundation, or the Gates Foundation, in exchange for the Exscientia American Depositary Shares (ADSs) that the Gates Foundation purchased from Exscientia in an October 2021 private placement if we default under the global access commitments agreement with Exscientia, which could have an adverse impact on us.
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
◦We may develop drug candidates for use in combination with other therapies, which exposes us to additional risks.
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
◦Our product candidates may cause significant adverse events, toxicities or other undesirable side effects when used alone or in combination with other approved products or investigational new drugs that may result in a safety profile that could prevent regulatory approval, prevent market acceptance, limit their commercial potential or result in significant negative consequences.
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
◦The manufacture of drugs is complex, and our third-party manufacturers may encounter difficulties in production or supply chain. If any of our third-party manufacturers encounter such difficulties, our ability to provide adequate supply of our product candidates for clinical trials or our products for patients, if approved, could be delayed or prevented.
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
Risks Related to Acquisitions
◦The failure to integrate successfully the businesses of Recursion and Exscientia in the expected timeframe would adversely affect Recursion’s future business and financial performance.
◦The anticipated benefits of the business combination with Exscientia may vary from expectations.
◦As a company with substantial operations outside of the United States, we are subject to economic, political, regulatory and other risks associated with international operations.

Risks Related to Government Regulation
◦We may be unable to obtain U.S. or foreign regulatory approval and, as a result, may be unable to commercialize our product candidates.
◦The FDA, EMA and other comparable foreign regulatory authorities may not accept data from trials conducted in locations outside of their jurisdiction.
◦Even if we receive FDA or other regulatory approval for any of our drug candidates, we will be subject to ongoing regulatory obligations and other conditions that may result in significant additional expense, as well as the potential recall or market withdrawal of an approved product if unanticipated safety issues are discovered.
◦The FDA and other regulatory agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses.
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

Cautionary Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K contains “forward-looking statements” about us and our industry within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “would,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this report may include without limitation those regarding:
•our research and development programs;
•the initiation, timing, progress, results, and cost of our current and future preclinical and clinical studies, including statements regarding the design of, and the timing of initiation and completion of, studies and related preparatory work, as well as the period during which the results of the studies will become available and key milestones will be met;
•our ability to use our combined assets from our recent business combination to create a fully integrated, technology-first drug discovery platform;
•the timing and likelihood of our ability to shift our wet-lab from a source of data generation to a model for validating data from AI-generated results;
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
•the size of the potential market opportunity for TechBio companies, including the expected impact of AI-enabled technologies;
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
•our ability to reduce the time or cost or increase the likelihood of success of our research and development relative to the traditional drug discovery paradigm, including the use of data sets from our partners to accelerate the development of our AI-enabled technologies;
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
•our expectations related to the performance and benefits of our BioHive-2 supercomputer, Recursion OS, and our digital chemistry platform;
•our ability to realize a return on our investment of resources and cash in our drug discovery collaborations;
•our ability to sell or license assets and re-invest proceeds into funding our long-term strategy;
•our ability to scale like a technology company and to add more programs to our pipeline each year;
•our ability to acquire and generate datasets to train and develop our AI-enabled technologies;
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
•our competitive position and the success of competing approaches that are or may become available, including with respect to our AI-enabled technologies;
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
•our ability to keep pace with new technological developments, including with respect to AI;
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
•our anticipated use of our existing resources and the net proceeds from our public offerings; and
•other risks and uncertainties, including those listed in the section titled “Risk Factors.”

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

Item 1. Business.
Recursion At-a-Glance
The Problem
Discovering and developing effective new medicines is among the most challenging human pursuits due to the incredible complexity of biology, the vastness of chemical space, and both the ineffectiveness and inefficiencies in clinical development. Today more than 90% of clinical trials fail.
Our Mission and Philosophy
Recursion was founded in 2013 to decode biology to radically improve lives by building the next generation biopharma company from the ground-up, leveraging the latest technology tools to help map and navigate the incredible complexity of biology, vastness of chemical space, and the broken drug development process. We believe that rapid commoditization of artificial intelligence creates a once-in-a-generation market opportunity for companies with the ability to build the right datasets in biology and chemistry to win.
Our Competitive Advantage
That’s why we have invested heavily in creating one of the most sophisticated automated wet-laboratories in the world where robots and sensors help us conduct and digitize millions of real-life experiments each week, spanning cellular systems, chemical systems, tissue systems, and animal models. We also partner with select companies to aggregate and relate data from patients and health systems at scale. In addition, we command industry-leading computational capabilities including BioHive-2 (the fastest supercomputer wholly owned and operated by any biopharma company), and employ hundreds of data scientists, software engineers, and AI researchers who build software to automate our work and foundational AI models that help us see patterns in our data at scale. Together our laboratories, data, software, compute, and team comprise what we believe is one of the most sophisticated operating systems for drug discovery on earth, The Recursion OS.
How we Create Value
We leverage the Recursion OS to deliver value in three ways: 1) our own pipeline of clinical and preclinical potential medicines focused in precision oncology, rare disease, and other niche areas of unmet need; 2) by discovering new medicines with large biopharmaceutical companies in some of the biggest areas of unmet need like neuroscience and inflammation; and 3) by leveraging our tools, technology, and data for the benefit of other partners in targeted and limited ways.
Figure 1. Portfolio poised for value creation from a unified operating system. 1Includes preclinical programs (programs expected to enter the clinic within the next 18 months). 2Program milestones include data readouts, preliminary data updates, regulatory submissions, trial initiation, etc.

2024 Highlights & Progress
In 2024, we accelerated the next wave of AI-driven drug discovery and development, delivering key milestones across multiple clinical programs, advancing our transformative partnerships, unveiling major breakthroughs in foundation models, and by consolidating some of the best tools, technologies, and talent into what we believe is the leading company in the burgeoning field of TechBio.
Advancements in the Pipeline:
•REC-617: A potential best-in-class CDK7 inhibitor optimized using our AI platform, delivered early Phase 1/2 results demonstrating promising safety and preliminary efficacy, including a durable partial response in a late-stage metastatic ovarian cancer patient and stable disease across four other patients with solid tumors (e.g. CRC, NSCLC)
•REC-994: A potential first-in-disease oral superoxide scavenger for symptomatic CCM, confirmed safety and tolerability of chronic dosing in a Phase 2 study, with exploratory analyses suggesting lesion volume reduction on MRI and symptom stabilization as evaluated by change in mRS scores
•Clinical Advancements and Regulatory Milestones: Initiated three clinical studies: DAHLIA (Phase 1/2, REC-1245 for solid tumors and lymphoma), TUPELO (Phase 1b/2, REC-4881 for FAP), and ALDER (Phase 2, REC-3964 for recurrent C. difficile infection), received IND clearance for REC-4539 (small cell lung cancer), CTA approval for REC-3565 (b-cell malignancies), and progressed REC-4209 (idiopathic pulmonary fibrosis) to IND-enabling studies
Advancements in Partnerships:
•Roche and Genentech: Generated whole-genome and chemical perturbation maps in a gastrointestinal oncology indication and a whole genome neuroscience phenomap. The neuro phenomap resulted in the exercise of a $30M milestone
•Sanofi: Achieved $15M in milestones, advancing multiple targets in immunology and oncology into lead optimization
•Bayer: Completed 25 multimodal oncology data packages and delivery of LOWE, our LLM-orchestrated workflow software, to enhance research capabilities
•Merck KGaA (Darmstadt, Germany): Advanced alliance to identify first-in-class or best-in-class targets across oncology and immunology
Advancements in Platform:
•Full Stack AI Powered Platform: Our constantly evolving Recursion OS spans target discovery through clinical development, enabling efficient molecule design and testing for both first-in-class and best-in-class opportunities
•Breakthroughs in Foundation Models: We’ve developed both unimodal and multimodal AI models like Phenom, MolPhenix, and MolGPS that accelerate our ability to make high-confidence predictions in our therapeutics programs
•Advancement in Causal AI Models: Through collaborations with Tempus and Helix, we integrate real-world, scaled patient datasets with our proprietary internal data to deepen biological insights and better match our therapeutic candidates with target populations
•Emerging Focus on ClinTech: We are using AI and machine learning to optimize clinical trial design, accelerate patient enrollment, and enhance evidence generation through data-driven methodologies
What’s Next
In 2025, we plan to accelerate our pipeline with additional clinical readouts, deepen existing partnerships, and further expand our proprietary data suite. We anticipate up to 10 additional clinical program milestones over the next 18 months, exciting milestone achievements in our R&D collaborations, and continued breakthroughs in AI-driven discovery, advancing our mission to decode biology to radically improve lives. Significant milestones from our portfolio of pharma R&D partnerships and a focus on monetizing select assets in our pipeline will help to subsidize continued investment to expand our leading position in the TechBio space, which we view as a generational opportunity for value creation.

Business Overview
Recursion is a leading clinical stage TechBio company with a mission to decode biology to radically improve lives. We aim to achieve our mission by industrializing drug discovery using the Recursion Operating System (OS), a vertical platform of diverse technologies that enables us to map and navigate trillions of biological, chemical, and patient-centric relationships utilizing approximately 65 petabytes of proprietary data.
The Recursion OS integrates ‘Real World’ data generated in our own wet-laboratories or by select partners and a ‘World Model’ which is a collection of AI computational models we also build in-house. Today, our scaled ‘wet-lab’ biology, chemistry, and patient-centric experimental data feed our ‘dry-lab’ computational tools to identify, validate, and translate therapeutic insights, which we can then validate in our wet-lab to both advance drug discovery programs and to generate data to further refine our world model.
Figure 2. The Recursion OS. Recursion generates massive quantities of rich, high-dimensional real world –omics data (e.g., phenomics, transcriptomics and proteomics) and chemical data. We build and train ML and AI models that take the data and learning from the real world to understand and identify patterns and insights, using the fastest supercomputer wholly owned and operated by any pharmaceutical company globally (based on available data). This creates a virtuous cycle of learning and iteration based on real-world data and models that learn to simulate that real world. This virtuous cycle, i.e., the Recursion OS, generates value through our pipeline, in addition to building pipelines for our partners.
We have demonstrated that the Recursion OS already accelerates the timelines and scale of drug discovery, and we hope to prove in the coming years that we not only meet the industry average probability of success in clinical development but exceed it. If successful in achieving our mission, we may be able to build one of the most valuable businesses in our industry while also improving the lives of patients and pushing down the cost of healthcare.
Figure 3. Over time, we believe our transformational way of designing and developing drugs can change the industry's underlying pharmacoeconomic model, what we call 'shifting the curve'. We aim to demonstrate that it is simultaneously possible to improve probability of success through designing better quality drugs while also reducing investment requirements through improved technologies and process. Recursion was created to take advantage of the discontinuity between these fields and harness the power of accelerating technological innovations to improve the efficiency of drug discovery and development.

The Recursion OS – A Platform that Powers a Portfolio
The Recursion OS is a full-stack solution delivering technology-enabled first-in-class and best-in-class molecules with speed, efficiency, and scale from target discovery through early clinical development. We generate and aggregate enormous quantities of high-quality, high-dimensional data spanning hundreds of millions of cellular perturbations across biology and chemistry, translational experiments, ADMET experiments, in vivo experiments, patient data, and from scaled automated chemical synthesis. In parallel, we have built foundation models that leverage those data to learn and understand the underlying biological and chemical interactions with broad predictive capabilities.
Figure 4. Recursion’s World Model approach (1) Profile biological and chemical systems using automation to scale a small number of data-rich assays, including phenomics, transcriptomics, InVivomics, and ADME to generate massive, high quality empirical data; (2) aggregate and analyze the resultant data using a variety of machine learning models, in a process coordinated with in-house software systems and tools; and (3) map and navigate leveraging proprietary software tools to infer properties and relationships in biology and chemistry. These inferred properties and relationships serve as the basis of our ability to predict how to navigate between biological states using chemical or biological perturbations, which we can then validate in our automated laboratories, completing a virtuous cycle of learning and iteration.
Our competitive advantage compared to the hundreds of companies both large and small that seek to follow our path is the intense focus and early success in verticalizing this approach. The company began by pioneering a point solution to scaled target discovery and hit ID based on phenomics, the use of cell morphology and computer vision. Today, we are generating, aggregating, or simulating data from patients to cells, cells to pathways, pathways to proteins, proteins to atomistic interactions, cells to organoids, organoids to animals, and animals to people in the clinic. We're systematically capturing complex, high-dimensional datasets, training specialized machine learning and AI models, and building foundation models that synthesize insights across diverse data layers. As we combine and coalesce these foundation models, spanning target discovery through clinical development, we are increasingly building a ‘world model’ that contains within it a virtual representation of how biology and chemistry are working. Today, our world model is enabling us to make many high-confidence predictions about the result of previously untried or untested questions.
In the coming years we believe that our world model will attain a level of understanding of biology and chemistry of sufficient quality that our wet lab will move from data generation for model improvement as its primary use to ‘scaled validation of simulated solutions.’ In essence, our world model will become a ‘virtual cell’ where we can simulate an inexhaustible quantity of ‘experiments,’ identify those targets and chemistries that have the highest probability of success in modulating disease and achieving a desired (and automatically generated) Target Product Profile, and then our wet lab can validate those predictions at scale.

Figure 5. Over time, models can become broadly applicable and performant enough to be the first rather than last step in the process, that is “move to the left” in the diagram, with Real World Models serving to validate individual insights “on the right.”
Building a Pipeline
Building on a first-in-class and best-in-class OS platform after the business combination with Exscientia, Recursion’s pipeline now encompasses 10 clinical and preclinical programs and over 10 advanced discovery programs across oncology, rare diseases, and other areas of high unmet need. This broad and rapidly evolving portfolio reflects our commitment to advancing discovery and clinical development through unbiased, scaled scientific insights and AI-driven discovery. Programs in our internal pipeline are built on unique biological and chemical insights surfaced through the Recursion OS where:
•The etiology of the disease is well defined, but the subsequent impacts of the disease are generally obscure and/or the primary targets are typically considered undruggable,
•There is a high unmet medical need, no approved therapies, or significant limitations to existing treatments.
Figure 6. The power of our Recursion OS exemplified by our expansive therapeutic pipeline. 1Includes non-small cell lung cancer (NSCLC), colorectal cancer, breast cancer, pancreatic cancer, ovarian cancer, head and neck cancer. 2Joint venture with Rallybio.

Advancing our Pipeline
We are accelerating critical clinical milestones while delivering measurable progress against diseases with high unmet medical needs. At the same time, we continue to validate various components of the Recursion OS, which has played a role in advancing every program in our portfolio, reinforcing its potential to accelerate drug discovery and development.
We have already demonstrated promising safety and preliminary efficacy data for two of our programs. REC-994, a superoxide scavenger in development as a potential first-in-disease therapy for symptomatic CCM, was featured in a late-breaking oral presentation at the 2025 International Stroke Conference. Phase 2 data highlighted MRI-based lesion volume reduction and symptom stabilization trends. Next steps in this program will be informed by regulatory discussions and long-term extension data expected in 2025. REC-617, a potential best-in-class CDK7 inhibitor has demonstrated early clinical activity in advanced solid tumors, including a durable partial response in metastatic ovarian cancer and stable disease across patients with multiple tumor types. These findings support further clinical development as we continue to explore its potential in combination regimens.
In parallel, Recursion has recently initiated three other clinical studies: DAHLIA (Phase 1/2, REC-1245 for solid tumors and lymphoma), TUPELO (Phase 1b/2, REC-4881 for FAP), and ALDER (Phase 2, REC-3964 for prevention of recurrent C. difficile infection). Additionally, REC-3565 (B-cell malignancies) and REC-4539 (SCLC) are expected to enter dose escalation studies. REC-4209 (idiopathic pulmonary fibrosis) has progressed to IND-enabling studies and REV102 (HPP) IND-enabling studies have been initiated, further expanding our pipeline across oncology, rare diseases, and other areas of high unmet need.
Anticipated Near-term Catalysts. Recursion is poised for a catalyst-rich period, with multiple programs reaching critical milestones over the next 18 months. REC-3565 (MALT-1i) will enter Phase 1 for B-cell malignancies, with the first patient expected to be dosed in the first half of 2025. REC-617 (CDK7i) will initiate combination studies in advanced solid tumors in the first half of 2025. REC-4881 (MEK1/2i) will report Phase 1b/2 safety and early efficacy data for FAP during the same period. REC-2282 (HDACi) for NF2-related meningioma will undergo PFS6 futility analysis and REC-4539 (LSD-1i) will begin Phase 1 dose escalation in SCLC during the same period. Additional Phase 1 data from the ELUCIDATE trial for REC-617 (CDK7i) in advanced solid tumors is expected in the second half of 2025. Furthermore, we continue to rapidly advance development programs such as a PI3Kα H1047Ri and an ENPP1i towards the clinic.
Impact Through Partnerships
Through our business combination with Exscientia, we have doubled our partnership footprint with leading pharmaceutical companies including Roche and Genentech, Sanofi, Bayer and Merck KGaA (Darmstadt, Germany), securing $450M million in upfront milestone payments to date with the potential for over $20 billion in additional milestones before royalties. These global collaborations not only provide near-term cash flows but also combine our scaled biology, precision chemistry, and automated synthesis capabilities to pave the way for transformative therapies in oncology, neuroscience, immunology, and other therapeutic areas with high unmet need. By partnering with some of the best biopharmaceutical companies on earth in their respective areas, our platform and team have an opportunity to learn from some of the most experienced teams in the industry. By uniting our AI-driven platforms, vast proprietary data, and deep scientific expertise, we continue to unlock powerful innovations and expand patient impact. Below are some of the latest developments illustrating this momentum:
Roche and Genentech
•Gastrointestinal-Oncology Advancements: In partnership with Roche and Genentech, we generated multiple whole-genome phenomaps with chemical perturbations across various disease-relevant cell types, enabling deeper insights into how different cellular contexts respond to gene knockouts and chemicals.
•Neuro-specific CRISPR KO Phenomap: In partnership with Roche and Genentech, we have developed the first whole-genome CRISPR knockout map in neural iPSC cells, providing valuable data to identify potential new targets in neuroscience, an area with limited new discoveries.
•Milestones and Collaboration: The neuroscience phenomap work led to a $30M option from Roche and Genentech in August 2024, and we’re moving forward with target validation projects.
Sanofi
•Immunology & Oncology Achievements: We reached milestones in three programs, generating $15M in aggregate payments from Sanofi for two of these programs in 2024.
Bayer
•Oncology Achievements: Completed 25 multimodal oncology data packages utilizing the Recursion OS platform. Multiple programs rapidly progressing to Lead Series nomination.
•LOWE: Additionally, Bayer was the first beta-user of our LOWE LLM-orchestrated workflow software to enhance their research capabilities.

Merck KGaA (Darmstadt, Germany)
•Our ongoing alliance with Merck KGaA, Darmstadt, Germany is focused on leveraging Recursion’s discovery engine to identify first-in-class and best-in-class targets across oncology and immunology, driving innovation in these key therapeutic areas.
Leading indications of success in our business combination with Exscientia
We believe that to truly redefine the way drugs are discovered and developed, we need to build technology tools and data across the full-stack of drug discovery and development. Doing this well also requires the best talent from across many different fields. While Recursion has, in our view, achieved more than any other TechBio company, we constantly survey the market to find potential opportunities to augment and accelerate our business. The business combination with Exscientia was one such opportunity, bringing together the best biology-first TechBio platform in Recursion and one of the most comprehensive chemistry-first TechBio platforms in Exscientia, a compelling set of both first and best-in-class clinical programs, sector-leading partnerships and some of the best talent in the industry.
Given the compressed timeline between signing and close of the transaction (just over 3 months), prior to the close we prioritized in-depth assessments of each company's programs, partnerships, technology, capabilities, and ways of working. With this information in hand, we then conducted an organizational design process that allowed us to provide go-forward status and role clarity for each employee within 48 hours of close. We also outlined a set of goals to be accomplished in the first 90 days post close that will help us rapidly demonstrate the exponential value of the business combination and help employees to rapidly integrate across teams, portfolio, partnerships, and technologies. We are already seeing the benefits of this approach in terms of amplifying delivery, though much more work remains to be completed through 2025.
In the weeks post-close we focused on ensuring all employees understood where they were situated within the go-forward organization (role, manager, etc.) and connected them with new members of their teams. We wrapped 2024 with a 2-day Welcome Event in London, giving former Exscientians the opportunity to learn about Recursion, meet new colleagues across a variety of teams, celebrate their contributions to the deal close, and begin to shift their professional identity to that of a Recursionaut.
90 Day Goals
Before the transaction closed, we established a set of key goals to be achieved within approximately 90 days. These goals were designed to quickly demonstrate early indicators of the value of combining the companies. The goals largely focus on deploying relatively mature and unique elements of each company's technology to accelerate the other party's programs and processes. These goals also require key members of each legacy team to sprint together, accelerating the team forming and norming process. Key updates are as follows:
Pipeline
Using Recursion’s causal AI to optimize Exscientia clinical programs - LSD1 Patient Stratification:
•Recursion is utilizing AI models and Tempus data to build a patient stratification framework in small cell lung cancer (SCLC). This work is informing clinical strategies for the planned REC-4539 Phase 1 study that originated at Exscientia and is commencing in the first half of 2025.
•We have expanded this work to explore indications for REC-4539 beyond SCLC and laboratory validation work is beginning imminently.
•This work will be used as a template to expand causal modeling for many programs beyond LSD1.
Use Exscientia’s Centaur Platform to Accelerate Recursion’s Internal Programs:
•Programs from legacy Recursion in early chemistry design cycles have already entered Exscientia’s Centaur precision chemistry platform, where significant improvements in potency have been demonstrated.
•Advanced protein structure predictions are guiding compound optimization, aiming to enhance binding conformation and optimize key properties.
•In-progress synthesis and cryo-EM work are enhancing our understanding of binding interactions, informing the next design cycles and optimizing compound characteristics.
Partnerships
Use Recursion’s Maps of Biology to Identify New Targets for Legacy Exscientia Partners:
•The Recursion OS has been used to identify hit compounds in 7 immune-relevant targets or dual target pairs and early validation work has commenced to prepare reports for our partners.

Accelerate Recursion’s Partnered Programs Leveraging Exscientia’s Centaur Chemistry Platform:
•We integrated Centaur into more than 10 design cycles for programs Recursion has previously partnered, with early validation work achieved and progress accelerating across multiple additional partnered programs.
•We have successfully delivered compounds for wet-lab testing on Recursion’s platform using the legacy Exscientia automated synthesis platform for partnered programs.
•Applied a newly built pipeline using structural bioinformatics and molecular dynamics for more precise compound design, focused on addressing specific design challenges on partnered programs.
Platform
Incorporate Exscientia Tech into Recursion’s Workflows:
•Reduced manual effort by 60% for evidence collection for hit nomination packages supporting entry into hit-to-lead, through knowledge graphs and LLM-based data aggregation with further reduction expected with additional data layers.
•Mapped 1.4 million active ligands to binding pockets for structure-based drug discovery and target deconvolution.
•Working to leverage Exscientia’s tools to achieve a 75% reduction in time-to-program nomination by increasing alignment with portfolio strategy and bridge phenotypic- to target-based drug discovery and facilitating target-centric and structure-based drug discovery within Centaur Chemist.
Integrate Recursion models into Centaur:
•To augment Exscientia’s chemical design platform with additional filters, experimental data for >950,000 compounds profiled in living cells were used to build two new models for (1) measurable cellular activity and (2) cytotoxicity. These large datasets provide highly generalizable models demonstrating a >2.5x increased efficiency in detecting new bioactive scaffolds with a >40% reduction in the flagging of likely cytotoxic compounds.
•18 new combined ADMET data products and respective models representing the combined organization’s datasets, and five program-specific phenomics response models have been added to Centaur, enabling use of legacy Exscientia’s active learning based precision design technology with Recursion internal programs.
Corporate Updates
•In order to continue to streamline its operations and focus on its core geographic footprint, the Company's fully owned subsidiary, Exscientia AI Limited ("EXAI"), will carve out its Austrian operations. On February 27, 2025, the Company entered into an agreement to invest in and acquire 49% of the share capital of Alpha Biotechnology GmbH (“Alpha”), an Austrian startup that will leverage a patient-tissue platform for the development of precision therapeutics for the treatment of hematological and solid cancers, while focusing its efforts and moderating spend. Alpha will in turn acquire 100% of the share capital of Exscientia GmbH, a wholly-owned Austrian subsidiary of EXAI which holds certain intellectual property assets crucial to Alpha’s operations and business activities. The closing of the transaction is expected in the first half of 2025, subject to customary closing conditions.
A clear vision, durable mission and a focus on people and culture drive success
Recursion was founded in 2013 with a vision to capitalize on the convergence of advancements in computation and machine learning to address the decreasing efficiency of drug discovery and development. We believe that this opportunity represents one of the most positively impactful applications of ML and AI. Our vision is to leverage technology to map and navigate biology, chemistry, and patient-centric outcomes to increasingly transition the process of developing medicines from discovery to design. We believe that advanced computational approaches, massive datasets or human intelligence alone cannot fundamentally shift the efficiency curve of drug discovery and development; instead, we believe that those companies that augment their teams with sophisticated computational tools and focus deeply on generating and aggregating the right datasets will have a significant advantage. Our success and the success of the burgeoning TechBio sector has the promise to drive more, new, and better medicines to patients at higher scale and lower prices in the coming decades. We are working to not only lead this space – but define it.
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
We’ve intentionally designed our culture to fuel the pursuit of our mission. Our Founding Principles are guideposts for scientific and technical decisions and our Values underpin how our employees engage day-to-day with colleagues inside and outside the company. The Recursion Mindset, a deep commitment to achieving impact at unprecedented scale through new industrialized approaches, is an essential component of building our TechBio ecosystem. Our employees bring all these to life, contributing their unique expertise and experiences from their incredible breadth of fields and industries. For all of our employees, Recursion is a unique company with a different way of working.

Figure 7. Recursion’s team requires operating at the interface of many diverse fields. Building a TechBio company requires fluency in operating at the interface of many disciplines and fields not previously attuned to working as closely in traditional biopharma.

Recursion

OUR MISSION

DECODE BIOLOGY TO RADICALLY IMPROVE LIVES

FOUNDING PRINCIPLES

Explore the Uncharted

Create Virtuous Cycles

Build Connected Data

Industrialize to Scale

Optimize for the Portfolio

Challenge Assumptions

VALUES

We Care, We Learn, We Deliver, We Act Boldly with Integrity, We Are One Recursion

Figure 8. Recursion’s Founding Principles and Values support our ambitious mission. Together, these elements shape Recursion’s culture by guiding our people to high-impact decision-making and behaviors.

Recursion In-Depth
TechBio: The Industrialization of Drug Discovery and Development Problem
The traditional drug discovery and development process is characterized by substantial financial risks, with increasing and long-term capital outlays for development programs that often fail to reach patients as marketed products. Historically, it has taken over ten years and an average capitalized R&D cost of approximately $2 billion per approved medicine to move a drug discovery project from early discovery to an approved therapeutic. Such productivity outcomes have culminated in a rapidly declining internal rate of return for the biopharma industry.
Figure 9. Historical biopharma industry R&D metrics. The primary driver of the cost to discover and develop a new medicine is clinical failure. Less than 4% of drug discovery programs that are initiated result in an approved therapeutic, resulting in a risk-adjusted cost of approximately $2.3 billion per new drug launched.1,2,3,4,5
Despite significant investment and brilliant scientists, these metrics point to the need to evolve a more efficient drug discovery process and explore new tools. Traditional drug discovery relies on basic research discoveries from the scientific community to elucidate disease-relevant pathways and targets to interrogate. Coupled with biology’s incredible complexity, this approach has forced the industry to rely on reductionist hypotheses of the critical drivers of complex diseases, which can create a ‘herd mentality’ as multiple parties chase a limited number of therapeutic targets. The situation has been exacerbated by human bias (e.g., confirmation bias and sunk-cost fallacy). Accentuating this problem, the sequential nature of current drug discovery activities and the challenges with aggregation and interoperability of data across projects, teams and departments lead to frequent replication of work and long timelines to discharge the scientific risk of such hypotheses. Despite decades of accumulated knowledge, the result is that drug discovery has unintentionally created hurdles for innovation.
Simultaneously, exponential improvements in computational speed and reductions in data storage costs driven by the technology industry, coupled with the rapid rise of LLMs, generative AI and other ML tools, have transformed complex industries from media to transportation to e-commerce. Historically, the biopharma sector has been slow to embrace such innovations. Over the past 2-3 years, there have been remarkable shifts in perception among technology and biopharma companies as well as among regulators and policymakers, who highlight the utility of AI/ML for broad drug discovery and development from novel target discovery to automated chemistry synthesis and next-generation manufacturing. We believe this rapid acceleration and adoption of these technologies demonstrates the growing consensus that AI/ML is a catalyst for substantial leaps in drug discovery.
1    Zhou, S. and Johnson, R. (2018). Pharmaceutical Probability of Success. Alacrita Consulting, 1-42
2    Steedman M, and Taylor K. (2024). Measuring the return from pharmaceutical innovation. Deloitte. 1-28.
3    DiMasi et al. (2016). Innovation in the pharmaceutical industry: New estimates of R&D costs. Journal of Health Economics. 47, 20-33.
4    Paul, et al. (2010). How to improve R&D productivity: the pharmaceutical industry’s grand challenge. Nature Reviews Drug Discovery. 9,203-214
5    Martin et al. (2017). Clinical trial cycle times continue to increase despite industry efforts. Nature Reviews Drug Discovery. 16, 157

Opportunity
Late-stage clinical failures are the primary driver of reduced impact and IRR in today’s pharmaceutical R&D model. Reducing the rate of costly, late-stage failures would be the most compelling way to achieve a more productive drug discovery and development process, though expanding the areas of biology that can be explored, accelerating the timeline from hit to a clinical candidate, decreasing the costs of discovery and creating more scalable systems would also create a more sustainable R&D model, all else held equal. To achieve this more sustainable model, we believe that in its ideal state, a drug discovery funnel would morph from the being shaped like the letter ‘V’ to being shaped like the letter ‘T,’ where a broad set of possible therapeutics could be narrowed rapidly to the best candidate in a scaled and efficient way. Subsequently, programs that advance through the remaining steps of the discovery and development process would proceed quickly and with no attrition. While such a path is impossible to fully achieve, rapidly improving technology tools across biology, chemistry and computation are creating the conditions where, in the right hands, progress towards this ‘T’-shaped funnel is possible.

Industry
Recursion
1-2 **years**
Millions of $
Weeks vs. years
Thousands of $ vs. millions

Figure 10. Reshaping the drug discovery funnel. Recursion’s goal is to leverage technology to reshape the typical drug discovery funnel towards its ideal state by moving failure as early as possible to rapidly narrowing the funnel into programs with the highest probability of success.6,7,8,9
The Recursion OS provides an opportunity for mapping and navigating massive biological and chemical datasets that contain trillions of inferred relationships between disease-causative perturbations and potentially therapeutic compounds. Collectively, the components of the Recursion OS can be joined together in a modular way to identify, validate and advance a broad portfolio of novel therapeutic programs quickly, cost-effectively and with minimal human intervention and bias - industrializing drug discovery and development. We use standardized, automated workflows to identify programs and advance them through key stages of the drug discovery and development process which includes:
•Patient Connectivity and Novelty (i.e., program initiation)
•Hit and Target Validation
•Compound Optimization
•Translation
•IND-Enabling Studies
•Clinical Development
6    Steedman M, and Taylor K. (2020). Ten years on: Measuring the return from pharmaceutical innovation. Deloitte. 1-44.
7    DiMasi et al. (2016). Innovation in the pharmaceutical industry: New estimates of R&D costs. Journal of Health Economics. 47, 20-33.
8    Paul, et al. (2010). How to improve R&D productivity: the pharmaceutical industry’s grand challenge. Nature Reviews Drug Discovery. 9,203-214
9    Martin et al. (2017). Clinical trial cycle times continue to increase despite industry efforts. Nature Reviews Drug Discovery. 16, 157

Figure 11. Multiple -omics modalities within Recursion OS form a full-stack platform that spans the drug development pathway, incorporating patient-centric scaled biology, target exploration, hit discovery, lead optimization, precision chemistry design, automated chemical synthesis, predictive ADMET (absorption, distribution, metabolism, excretion, and toxicity), biomarker selection, translational capabilities, and clinical development. Areas from legacy Exscientia platform indicated in orange.
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
•Optimize molecular design and synthesis through Centaur Chemist. Our Centaur Chemist platform integrates AI-driven generative design with automated synthesis, enabling rapid iteration and optimization of new chemical entities. By leveraging predictive modeling for potency, selectivity, and ADMET properties, we can efficiently generate high-quality, differentiated drug candidates while reducing synthesis timelines and experimental bottlenecks.
•Accelerate delivery of high-potential drug candidates to the clinic. The Recursion OS contains chemistry tools that enable highly efficient exploration of chemical space as well as translational tools that improve the robustness and utility of in vivo studies.
•Enhance clinical development efficiency through ClinTech. We are applying machine learning and AI to optimize clinical trial design, accelerate patient enrollment, and enhance evidence generation. By integrating scaled patient data with predictive analytics, we aim to improve patient stratification, match therapies with the right populations, and reduce trial failure rates—advancing high-potential medicines to patients faster and more efficiently.
By leveraging our Recursion OS to explore and advance our programs, we have shown leading indicators of improvement when compared to the traditional drug discovery process, particularly with respect to cost and time. We believe that combining Exscientia’s state of the art chemical platform with Recursion’s cutting edge OS will further enable us to (i) identify candidate compounds earlier in the research cycle, (ii) spend less per program, and (iii) expedite our drug discovery progress compared to industry. Across >280 Recursion programs from late 2017 through 2024 the average amount of time to reach the validated lead stage is less than 13 months. We also use AI/ML tools to better understand which molecules to make and test and ultimately design better quality molecules that can solve complex problems – on average, the industry synthesizes about 2,500 molecules to candidate, both legacy Recursion and legacy Exscientia synthesized 250, respectively.

Ultimately, we believe that future iterations of the Recursion OS will enable even greater improvements minimizing the total dollar-weighted failure and maximizing the likelihood of success allowing us to deliver better quality medicines to more patients in need.
Figure 12. (Far Left): Time from hypothesis screening to validated hit package for legacy Recursion programs. (Center Left): Legacy Exscientia compounds synthesized from hit to candidate ID. (Center Right): Total spend from hypothesis screening to the completion of IND-enabling studies for legacy Recursion novel chemical entity (NCE) programs that advanced to clinical trials. The cost to IND has been inflation-adjusted using the US Consumer Price Index (CPI) (Far Right). Time to validated lead is the average of >280 legacy Recursion programs since late 2017 through 2024.10
The Recursion OS has not only improved speed and cost but also led us to explore novel targets which could give us a competitive advantage where multiple parties often simultaneously pursue a limited number of similar target hypotheses. Below one can see quantitative measures for how we prioritize programs characterized by (i) strong genetically driven biological evidence and (ii) differentiated novel biology.
10    Paul, et al. (2010). How to improve R&D productivity: the pharmaceutical industry’s grand challenge. Nature Reviews Drug Discovery. 9,203-214

Unexplored oncology
Public Data
Low potential,
unexplored
High potential,
unexplored
Low oncology
relevance
RXRX Data
High oncology
relevance
RXRX Data
CTLA4
JAK2
BRAF
EZH2
TERT
EGFR
Low potential,
throughly explored
Explored oncology
Public Data

Figure 13. We use LLMs and software tools to organize and initiate internal programs using both proprietary and public data. We prioritize programs at scale by focusing on targets where our proprietary data provides a distinct arbitrage that suggests we can drive towards novel target identification and selection in oncology. Each circle represents a gene that can be searched by the Recursion OS across several biological and pharmacological factors. LLMs harness public datasets such as Cancer Dependency Map, Open Targets, TCGA, CCLE, and COSMIC and Recursion proprietary datasets such as phenomap inferences, Matchmaker assessments, InVivomics experiments, and ADME predictions.11
Approach
At Recursion, we are pioneering the integration of innovations across biology, chemistry, automation, data science and engineering to industrialize drug discovery in a full-stack solution across dozens of key workflows and processes critical in discovering and developing a drug. For example, by combining advances in high content microscopy with arrayed CRISPR genome editing techniques, we can rigorously profile massive, high-dimensional biological and chemical perturbation libraries in multiple human cellular contexts to create digital ‘maps’ of human biology. Leveraging advances in scaled computation, we can conduct massive virtual screens to predict the protein targets for billions of chemical compounds. Similarly, data generated from our automated DMPK module and InVivomics platform enables us to predict ADMET properties and identify toxicity signals, respectively, significantly faster than traditional methods. And now, with the business combination with Exscientia complete, we can drive many of our programs from hit to development candidate using an automated internal chemical synthesis platform.
11    Ochoa, et al. (2023). The next-generation Open Targets Platform: reimagined, redesigned, rebuilt. Nucleic acids research. 51(D1): D1353-D1359

Figure 14. Recursion’s approach to drug discovery. We utilize our Founding Principles on the right to build datasets which are scalable, reliable and relatable in order to elucidate novel biological and chemical insights and industrialize the drug discovery process.
We have used our approach to generate, aggregate, and integrate one of the largest proprietary biological, chemical, and patient-centric datasets in the world at approximately 65 petabytes at the end of 2024. This dataset includes proprietary phenomics, transcriptomics, predicted protein-ligand binding interactions, InVivomics, ADMET data, and more across many biological and chemical contexts as well as preferred access to over 20 petabytes of multimodal oncology patient data from Tempus. Additionally, we have built a proprietary suite of software applications within the Recursion OS which has identified over 7 trillion predicted biological and chemical relationships. With our approach, we endeavor to turn drug discovery into a search problem where we map and navigate biology in an unbiased manner to discover new insights and translate them into potential new medicines at scale.
Competitive Landscape and Differentiation
There are a few key factors that differentiate Recursion from other technology-enabled drug discovery companies.
1.Recursion has built a full-stack platform utilizing many biology, chemistry, and patient-centric proprietary datasets and modular tools to industrialize drug discovery, while most other competitor companies rely on a point solution to solve one important step in drug discovery. We recognize that drug discovery is made up of many steps, and a point solution is insufficient to generate efficiencies across the entire process. To decode biology, we must construct a full-stack technology platform capable of integrating and industrializing many complex workflows.
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
3.Recursion has achieved a significant scale with respect to its scientific, technological, and business endeavors. With eight clinical-stage programs, an exciting preclinical pipeline, four of the largest discovery partnerships in the biopharma industry with Roche/Genentech, Sanofi, Bayer and Merck KGaA (Darmstadt, Germany), and four technology-focused partnerships, Recursion has achieved a scale, level of integration, and stage that few other TechBio companies have.

Value Drivers
While most small to medium-sized biopharma companies are focused on a narrow slice of biology or a single therapeutic area, the Recursion OS allows us to discover and translate at scale across biology. However, we are cognizant that building disease-area expertise, especially in clinical development, is essential. We have developed a multi-pronged, capital-efficient business model focused on key value-drivers that enable us to demonstrate our progress over time while continuing to invest in the development of the Recursion OS, which we believe is the engine of value creation in the long-term. While our mapping, navigating and designing tools have the plasticity to be applied across therapeutic areas and modalities, our business model is tailored to maximize value and advance programs cost-effectively based on the nature of market and regulatory dynamics associated with our three value drivers (internal pipeline, transformational partnerships, and fit-for-purpose proprietary biological, chemical, and patient-centric data).
Figure 15. We harness the value and scale of our Recursion OS using a capital efficient business strategy. Our business strategy is segmented into our following value-drivers: (1) internally developed programs in capital-efficient therapeutic areas; (2) partnered programs in resource-intensive therapeutic areas; and (3) proprietary, fit-for-purpose data and models.
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
Value Driver 2 - Partnered Programs in Resource Intensive Therapeutic Areas
We believe that in its current form, our Recursion OS is already capable of delivering many more therapeutic insights than we would be able to shepherd alone today. As such, we have chosen to partner with experienced, top-tier biopharma companies like Roche and Genentech, Sanofi, Bayer, and Merck KGaA (Darmstadt, Germany) to explore intractable and resource-intensive areas of biology. The key advantages of these partnerships are that: (i) we are able to deploy the Recursion OS to turn latent value into tangible value in areas of biology where it would be challenging for us to do so alone; (ii) the clinical development paths for these large therapeutic areas are often resource-intensive and highly complex; and (iii) we are able to learn from our colleagues at these top-tier companies such that it could give us a competitive advantage in the industry over the longer term. This strategy also embeds us in the discovery process of large pharmaceutical companies and gives rise to an alternative long-term business model whereby we become a valued partner of many such companies. Based on how value is ascribed across our industry today, this model alone is not yet feasible to maximize our business impact. However, we feel that due to shifts within the biopharmaceutical industry there is some potential for this portion of our business model to accrete notable value over the long-term.

Value Driver 3 - Proprietary, Fit-for-Purpose Training Data and Models
As has been demonstrated in many other industries, a value driver and competitive advantage can be generated from the creation of a proprietary dataset. At Recursion, we have generated what we believe to be one of the largest fit-for-purpose, relatable biological, chemical, and patient-centric datasets on Earth. Spanning multiple omics technologies and more than 300 million unique experiments, the approximately 65 petabytes of data that Recursion generates, aggregates, and integrates has the fundamental purpose of being used to train machine learning models. Through intensive internal work, Recursion uses this data and our own models, algorithms, and software to advance our own internal pipeline of medicines (Value Driver 1) as well as in partnership with our collaborators to advance additional discovery programs (Value Driver 2). As our field increasingly recognizes the potential for a technology-driven revolution in drug discovery, our data has increasing potential to drive value directly. We increasingly see the potential to license select models and subsets of our data to a growing universe of collaborators for which internal efforts would be minimal, but value could be significant.
A Platform to Industrialize Drug Discovery
We have generated one of the largest relatable data sets in biopharma using our automated high throughput labs, which run over 2 million experiments per week. Our data includes cellular phenomics, captured using Brightfield microscopy, as well as chemical synthesis, transcriptomics, proteomics, ADMET, InVivomics, genomics and patient data. In total, we have approximately 65 petabytes of proprietary data which we use to train our algorithms and build our Maps of Biology.
In our relentless drive to continue building the most advanced full-stack AI-enabled discovery and development platform, we have now integrated Exscientia's Centaur Chemist platform for molecule design and automated synthesis capabilities with the Recursion OS, allowing us to rapidly move from target discovery to in silico design to physical compound testing.
And while we work daily to continue solidifying our data moat through wet-lab experimentation and simulation, our partnerships with Helix and Tempus give us access to hundreds of thousands of patient insights – including whole exome and whole genome sequencing – across a wide range of chronic diseases and in oncology. By integrating even limited patient data into the Recursion OS, we can derive powerful new insights that directly fuel our pipeline. We’re also using patient data to match our drugs to the specific patient population most likely to benefit, to improve the probability of success of clinical trials – where 90% of drugs in development fail.
Our unique platform approach has continued to evolve over time and we continue to lead the industry in innovation and delivery of potential treatments through our pipeline and partnerships. When we first developed our phenomics-based biological map-making methods using HUVEC cells – creating over 100 billion cells per year for high throughput experiments, our work was dismissed by many. Now, the early success of our pipeline and partnerships, and the broad adoption of our phenomics approaches across nearly every large pharma company in the industry, suggests a much deeper impact. While others onboard technology we pioneered over a decade ago, we have moved to live-cell brightfield imaging and in partnership with Roche and Genentech, we built specific cell manufacturing technologies that derive neurons from hiPSCs at scale – ultimately producing over 1 trillion hiPSC-derived neuronal cells to build the world’s first whole-genome neuronal phenotype or “Neuromap,” triggering a $30 million payment.
Through our unique dataset and compute power, in the past year, we’ve launched a number of breakthroughs in foundation models – including powerful multimodal models like Phenom, MolPhenix and MolGPS. These models give Recursion deeper insights into underlying disease biology and how cells might respond to treatment with new drug candidates, and provide the company with a distinct advantage when driving decisions about which therapeutic programs to pursue.
The Recursion OS
The Recursion OS is the integrated technical and scientific vertical platform that underpins drug discovery and development at Recursion, from program initiation through our clinical trials. Collectively, the components of the Recursion OS can be joined together in a modular way to identify, validate, and advance a broad portfolio of novel therapeutic programs quickly, cost-effectively, and with minimal human intervention and bias. Connecting modules into a system allows us to quantitatively measure impact and make transformative improvements not just within local point solutions, but across the end-to-end drug pipeline, today and into the future.
To achieve this pipeline impact, the modules of the Recursion OS are connected by industrialized workflows that have been standardized, scaled, and automated. To drive greater efficiency, we approach the building of modules and workflows similar to modular programming, but for biology and chemistry, so that the same fundamental capabilities are transferable across drug discovery and development activities and reflected in a diverse portfolio for both our internal pipeline and large pharma partnerships.

In 2024, we:
•Increased the sophistication of modules that improve earlier parts of the pipeline by integrating chemistry-centric models from Exscientia, including our industrialized workflows for chemical optimization enabling both functional- and target-based discovery, biology- and chemistry-centric approaches, and first-in-class and best-in-class compound opportunities.
•Integrated causal models and other analytics based on real patient data into both program initiation phases, ensuring patient connectivity and novelty, as well as clinical development activities, including patient stratification.
A unique advantage of this modular approach is that assay and model outputs become a long-lasting data asset. This consistency, reliability and standardization allows us to build petabytes of data that can be connected across biological, chemical, and patient-centric sources, and across years of experiment execution, model insights, and data types.
Each type of data that Recursion generates in this manner becomes a vertical layer: a computable dataset that can be used to build increasingly ever more complete and generalizable machine learning models to infer biological and chemical states (properties) and relationships, iteratively mapping and navigating trillions of inferred relationships between disease-causative perturbations and potentially therapeutic compounds.
Figure 16. Recursion’s World Model approach (1) Profile biological and chemical systems using automation to scale a small number of data-rich assays, including phenomics, transcriptomics, InVivomics, and ADMET to generate massive, high quality empirical data; (2) aggregate and analyze the resultant data using a variety of machine learning models, in a process coordinated with in-house software systems and tools; and (3) map and navigate leveraging proprietary software tools to infer properties and relationships in biology and chemistry. These inferred properties and relationships serve as the basis of our ability to predict how to navigate between biological states using chemical or biological perturbations, which we can then validate in our automated laboratories, completing a virtuous cycle of learning and iteration.
The creation of virtuous cycles of physical experiments and in silico models has been a competitive advantage for leaders in many industries outside of biopharma. In drug discovery, virtuous cycles of experimentation and machine learning predictions is an approach to efficiently map and navigate biology and chemistry at unparalleled scale and efficiency. Critically, at the scale Recursion operates, whole systems can be systematically and experimentally evaluated, such as the cellular level effect of individual gene knockouts not just for individual genes of interest, but across the whole genome. Such comprehensive Real World data sets can underpin new generation AI-enabled Model World predicted states, where rather than individual model predictions, we create model representations to reason about and prioritize opportunities across large swaths of biology or chemistry, such as the hundreds of thousands of protein-protein interactions across the human interactome.
Traversing across layers can allow us to extract more insights and higher confidence than any layer on its own. For example, patient data is the most relevant to human health and disease of all data modalities, but it suffers deeply from being intrinsically noisy, incomplete, expensive and difficult to collect. In comparison, cellular phenomics data can be collected cheaply, at scale, with extreme data reliability and completeness.
In 2024, we have demonstrated that by combining patient level data with cellular level data, we can extract genetic causal targets from small (24,000) patient data sets that had previously required patient data sets of over one million in some cases to overcome challenges with patient data quality. Similarly, we are exploring how protein-level data can add pathway interpretability and completeness to our cellular level data. We believe that by computationally combining data layers across the micro-meso-macro, we can unlock many new, powerful efficiencies and insights along the drug discovery pipeline.

Figure 17. Highlights of Recursion’s achievements to-date in generating real world data and building a world model demonstrate progress on our delivery of Recursion’s mission to decode biology.12,13
Towards a Virtual Cell – How Recursion is combining data and compute across different scales
By closely integrating real world experimentation and AI in an iterative manner, and across multiple ‘levels’ of biology, one can create cycles of virtuous learning, where large fit-for-purpose wet-lab datasets support better in silico model generation and enable more focused future wet-lab experiments. Over time, this allows something powerful to emerge: rather than a data-first approach underpinning World Model creation, our drug discovery opportunities emerge from the World Model, and Real World physical experimentation serves to validate the most promising insights. The order of operations has swapped from experiments underpinning the creation of models, to a more scientifically comprehensive yet still more efficient approach: World Model predictions being selectively confirmed by Real World experiments. In essence, we will have created a Virtual Cell which we can test in nearly unlimited ways, selecting the most promising outcomes for validation in a Real World cellular system.
Figure 18. Over time, models can become broadly applicable and performant enough to be the first rather than a step in the process, that is “move to the left” in the diagram, with Real World Models serving to validate individual insights “on the right”
12    Internal data and analysis (2025).
13    TOP500 List (2024). https://top500.org/lists/top500/list/2024/06/

Because the utility and impact on drug discovery would be so profound if achieved, a handful of compelling organizations, spanning academics to institutions to companies, are competing to build a Virtual Cell. Success in this endeavor requires scaled hiqh-quality data, spanning multiple levels of biology alongside cutting-edge compute approaches. We believe Recursion is uniquely positioned to lead at the intersection of these needs.
Scale and Quality. Scale is achieved through three pillars:
•Automation: Automation powers our labs, ensuring we create high-quality data outputs at industry leading scale.
•Relatability: Output data is highly relatable allowing us to infer relationships and identify connections across many experiments.
•In silico models: Scaled relatable data is used to train in-silico models to infer and predict experimental outcomes at scale far exceeding what is possible in the real world, which can then be validated at scale in our automated labs.
Spanning multiple layers of biology
Our Real World data layer and World model are built to use data across three scales: macro, meso and micro. The following section provides examples of these models based on each scale.
•Macro: At the highest level, macroscale data informs on organism-level phenotypes and is typically deeply associative rather than causal – one can find associations between clinical outcomes and human observables, but the causal chain of how to go from variant to macro-scale phenotype is usually hidden. Different size scales and data generation formats tend to have differing levels of interpretability, data quality and noise, costs, and data completeness.
•Meso: In the middle, mesoscale data is measurements on cellular biological systems, such as phenomics and transcriptomics. Here, we built our first in silico maps of biology and have historically executed our largest laboratory experiments.
•Micro: At the smallest end, microscale data informs on molecular-level events like protein-small molecule binding and interactions and can enable insights at the level of target- and protein-interactions and properties. It is the realm of many of our physics- and chemistry-centric models, and our protein sciences and biochemical laboratory assays.
Figure 19. Formation of a highly predictive Virtual Cell from scales of data layers that form Real World data and World model. The macro data layer aims to find associations between clinical outcomes and human observables and determine causal chains of biology. The mesocale data uses measurements on cellular biological systems, such as phenomics and transcriptomics, to build in silico maps of biology. Microscale data uses molecular-level events, such as protein-small molecule binding and interactions using our protein sciences, biochemical assays, and physics- and chemistry-centric models, to enable insights at the level of target- and protein-interactions and properties.
Macro Scale Data Layers
Macroscale data informs on tissue-, organism-, and population-scale biology, enabling us to connect insights at the molecular (micro) and cellular (meso) levels to the behavior of drug candidates in patients, and to perform “reverse translation” of insights from patient populations to direct the initiation of programs at the beginning of discovery. In 2024, Recursion built investments in macroscale biology in both model organisms for in vivo testing (InVivomics) and human populations, spanning cancer –omic data, population genetics data for non-oncology indications, and real-world clinical data.

InVivomics Data Layer
Recursion’s data layers combine to tell the story that our therapeutics will safely provide benefit to a patient. Currently, in vivo experimentation is necessary to confidently translate the initial insights from high throughput experimentation in biology and chemistry to applications in the real world. Our InVivomics platform removes human toil and bias from animal data collection. Leveraging this platform maximizes data collection while minimizing human effort in key in vivo experimentation areas, in vivo pharmacology and toxicology.

REAL WORLD	WORLD MODEL

Vivarium: Physical observations of animals including one million hours of video
Physical measurements (body weight, blood work, etc.)
Microchipping / collecting digital biomarkers for all animals
149,000 environmental datapoints
IVP-1: InVivoPrints Foundation Model to detect organ toxicities as early as possible and prioritize new drug candidates
In 2024, InVivomics produced important data that drove decisions across disease models in fibrosis, neuroscience, and oncology. We integrated tolerability studies into our automated industrial workflows, streamlining the process from hit compound identification to animal model testing through a standardized set of experiments and decision criteria. Our in-house execution of a lung fibrosis model helped accelerate the delivery of a molecule now progressing to clinical trials. We also piloted studies in oncology and neuroscience. In neuroscience, we introduced new endpoint measurements like rotarod and CMAP. Developing this skill set and assessing how digital biomarkers can enhance and accelerate data not only supported an internal project decision but will also play a key role in advancing our partnership projects.
In total in 2024, we ran 62 InVivomic-informed studies at our Milpitas, CA facility. Of those, 27 were mouse tolerability studies, delivering richer data to project teams as they design downstream in vivo pharmacology studies. Across our internal portfolio, 7 projects leveraged this technology to inform dose selection as well as to evaluate impacts on specific tissues of interest. We are also exploring the use of our digital system in rat toxicology studies, evaluating the advantage gained both with the richer constant-monitoring data as well as better connection to our other data layers. We expect a data-driven evaluation in early 2025.
To extract maximum insights from this data, we also built a deep learning model called InVivoPrint V1 (IVP-1) that increases our ability to decode signals coming from these smart cages – detecting liabilities such as inflammation or toxicity earlier than our previous digital biomarker approach. IVP-1 allows us to detect organ toxicities linked to a compound or dose candidate as early as possible during in vivo tolerability studies – and to prioritize new drug candidates for the efficacy phase. Our current InVivomics dataset includes 1 million hours of video; 1 million hours of digital biomarkers such as locomotion, body temperature, wheel speed, and cage humidity levels; 149,000 environment data points, including cage slottings, rack used, rack room, sex, and birth time, as well as a number of other categories.

Profiles
Tab
Window
Help
Choose Time Range
14. Aug
21. Aug
Charts
Motion In Cage
Video Players
Main Camera

Figure 20. A Recursion scientist uses our in house dashboard to monitor digital readouts and live video of an ongoing animal experiment.
Human genetics data layer.
At the macroscale, patient omics and observational Real World Evidence (RWE) informs organism-level phenotypes, which is critical for discovering the underlying genetic associations of a particular disease. As an independent data layer, human genetics has proven to be undeniably important for increasing the probability of clinical success. Yet the full value of these patient datasets is limited by the fact that these data are inherently noisy, incomplete, and difficult to collect at a scale that allows for recall of sufficiently rare variants and disease phenotypes. At Recursion, we have the capability to bridge our highly controllable, densely sampled perturbative map data (meso) together with observational patient data (macro) in a joint forward-reverse genetics approach. Using human genetics, we can connect the macroscale down to the mesoscale to inform phenotypic discovery and deliver stronger, more disease-relevant and patient-connected insights. While conversely, by integrating scaled meso data, we in turn increase the power and derive further value out of macro data above standard approaches.

REAL WORLD	WORLD MODEL

Publicly available datasets including TCGA Helix – non-oncology Tempus - oncology EHRs Historical and Recursion trial data Non-patient trial data	Bootstrapping clinical genomics with phenomics to increase effective power of genetic association tests

Causal discovery models integrating reverse and forward genetics for target identification and program initiation

Causal inference models for patient biomarker identification and optimized selection strategies
In 2024, we expanded our real-world macro data layer by partnering with various clinico-genomics companies and acquiring other sources of RWE. In addition to retaining access to over 20PB of de-identified oncology patient data through our partnership with Tempus, we are now partnering with Helix and have scaled access to hundreds of thousands of de-identified non-oncology patient records consisting of longitudinal clinical records paired with Helix’s Exome+® genomic data. We are working with real world data (RWD) providers and continue to augment the foundational macro layer with non-patient trial data such as fit-for-purpose natural history, and both historical and Recursion trial data.
With the integration of these real-world macro and meso data, we built critical components of the Recursion world model to increase the effective power of genetic association tests, inform on patient causality, and enable the precise selection of patient populations based on causal insights. In 2024, we demonstrated that we could extract genetic causal targets from small (24,000) patient data sets that had previously, depending on the target, required patient data sets of hundreds of thousands up to over one million (3-67x increase in effective power). Recursion believes this to be a new and plausible capital-efficient approach to rare variant discovery.
We also developed a generalizable causal discovery workflow combining macro-meso data features and applied these models for target identification and program initiation purposes. This has led to over 60 genes identified through these causal models that are currently in testing on our validation platform. Beyond discovery, these causal AI models are deployed to identify potential population expansions on current development programs. We have also started testing causal inference models for predicting responsive patient populations to aid in biomarker identification and design optimized patient selection strategies.
Our diversification and expansion of our access to large-scale real-world data, has strengthened our foundation for building world models. This included the integration of electronic health records, claims data, non-patient clinical trial data, and historical trial data. These data sources are being leveraged to advance development through intelligent trial design—optimizing patient selection, trial protocols, and biomarker strategies based on predictive insights; AI-powered clinical trial execution—accelerating patient enrollment via data-driven site selection, automated outreach, and dynamic recruitment optimization; and multi-modal RWE application at scale—combining genomic, clinical, and claims data to inform decision-making across discovery, development, and validation.
Finally, we also accelerated patient enrollment with data-driven site selection and automated site outreach. Looking ahead, we will expand and develop these components, and the industrialized workflows that integrate these into the Recursion OS to drive industrialized clinical development and increase probability of success for our clinical programs.
Meso Scale Data Layers
Mesoscale data at Recursion informs us about cellular biology and serves a unique role: data on cellular systems integrates over biological pathways, revealing information about the multiple effects that individual molecules and targets may mediate to enhance translatability (polypharmacology), while simultaneously offering orders of magnitudes greater sample scale and interventional capability than macro-scale systems. Recursion has built and applied two high-throughput mesoscale assays and data layers, phenomics and transcriptomics.
Phenomics Data Layer
Phenomics measures the morphology of cultured cells grown in laboratory plates. Morphology is a holistic measure of cellular state that integrates changes from underlying layers of cell biology, including gene expression, protein production and modification, and cell signaling, into a single, powerful readout. Image-based -omics can be two to four orders of magnitude more data-dense per dollar than other -omics datasets that focus on these more proximal readouts, enabling us to generate far more data per dollar spent to inform our drug discovery efforts. Phenomics data on genetic and small molecule perturbations forms the backbone of Recursion’s Maps of Biology.

REAL WORLD	WORLD MODEL

Phenomics: morphology provides a holistic measure of cellular biology integrating changes in gene expression and protein function.
Recursion can run up to 2.2M phenomics experiments per week.
Majority of Recursion phenomics capacity is now dedicated to multi-timepoint brightfield imaging, enabling measurement of cellular dynamics, beyond single endpoints.

BioHive-2 enabled continued scaling of Phenom models, with Phenom-2 demonstrating a 25.7% increase in expressed gene knockouts detected.
Phenom models demonstrate potential path to direct relatability between historical fluorescent phenomics data and new brightfield data.

Our real-world experimental phenomics data has historically been captured using multi-channel fluorescence microscopy; through 2024, we transitioned the platform to acquire live-cell brightfield images, an imaging modality bringing the capability to measure dynamic cellular state across time, rather than at a single timepoint as is typical for fluorescence-based phenomics or sequencing. In 2024, Recursion’s real-world phenomics experimental capabilities scaled to be able to generate up to 13.2 million cell paint images (110 terabytes) or up to 16.2 (135 terabytes) million multi-timepoint brightfield images across up to 2.2 million experiments per week.
Our state-of-the-art machine learning work in phenomics contributes deeply to the Recursion world model. In 2024, Recursion demonstrated the power of scaling laws in machine learning with the training and deployment of Phenom-2, a larger version of the Phenom-1 phenomics model from 2023, making use of the increased computational power of BioHive-2 to improve the detection rate of expressed gene knockouts by 25.7%. We further demonstrated the power of Phenom models on our data by training a Phenom-2-derived model to reconstruct fluorescent Cell Painting images from brightfield data alone, potentially enabling us to directly relate historical Cell Painting data to the brightfield data being collected today and in the future.

Figure 21. Predicting Cell Paint from Brightfield. Phenom-derived models are able to accurately impute fluorescent stains from brightfield-only images. Using paired brightfield and fluorescent phenomics (“Cell Paint”) data, Recursion scientists trained a Phenom-derived model to reconstruct fluorescent images from brightfield data.
Transcriptomics and new –omics data layers
Transcriptomics is a high-dimensional measure of cellular biology distinct from phenomics that assesses gene expression by measuring RNA levels in the cell. Transcriptomics augments our mesoscale data acquisition in three key ways. First, it enables independent replication, at scale, of effects detected in phenomics to verify that they are not morphology-specific artifacts. Second, it offers a route to greater potential interpretability of high-dimensional biological effects by mapping perturbations onto identifiable genetic pathways. Finally, it potentially enables the acquisition of new kinds of biological information, including both effects specific to the transcriptome and new perturbations inaccessible on our phenomics platform.

REAL WORLD	WORLD MODEL

Generated >1.6M individual transcriptomes since its launch in 2023, with just under 1M generated in 2024 Built world’s first genome-scale CRISPR knockout map in primary human cells
Developed algorithms to orthogonally confirm phenomics results using arrayed transcriptomics replacing disease-specific confirmatory assays, with 90% ability to filter out compounds that would have failed such bespoke assays
Initiated work on scaled representation learning in transcriptomics

We acquire transcriptomics data in the real world using both an internally developed high-density bulk arrayed transcriptomics platform as well as a newly developed pooled single-cell transcriptomics capability. In 2024, we have expanded our arrayed transcriptomics platform capability to enable the sequencing up to 62,000 wells per week and in 2024, generated just under 1 million individual transcriptomes of data. This year, we augmented our platform with the capability to read out pooled perturbations by single-cell RNA sequencing and demonstrated this capability with what we believe to be the world’s first genome-scale CRISPR knockout map in primary human cells. We continue to explore investments in –omics technologies beyond transcriptomics, including but not limited to proteomics and metabolomics.
Transcriptomics represents the first extension beyond phenomics in the Recursion world model. In 2024, we applied Recursion algorithms operating on transcriptomic experiments confirming phenomics to replace time-consuming, disease-specific validation assays with a portfolio-wide multimodal analysis. This analysis demonstrated a 90% ability to predict compounds that failed later disease-relevant assays in internal tests and 60% ability to predict compounds that passed later disease-relevant assays in internal tests. The results of our whole-genome transcriptomic knockout map are now available for internal analysis in the Recursion Data Universe, and in 2025 we anticipate further development of scaled machine learning capabilities on transcriptomic data paralleling our historical development in phenomics.

Translational control genes
Transcriptional control genes
EIF3I
EIF3A
EIF3B
EIF3L
EIF3K
TAF5
TAF1
TAF2
NELFB
NELFA
NELFCD
TAF4
TAF6
Transcriptomics
Phenomics
1
0.5
0
−0.5
−1

Figure 22. Phenomics and transcriptomics can provide complementary views of biology. In this figure, relationships between knockouts of genes involved in control of RNA transcription and protein translation are visualized, with relationships from phenomics in the lower triangle and those from our internal genome-scale transcriptomic knockout map in the upper triangle. As a distal readout, phenomics sees similar effects on cellular biology from the loss of either transcription or translation. By contrast, transcriptomics identifies opposite directionality of effect between knockouts of these two classes of genes, potentially offering higher resolution in certain areas of biology.
Micro Scale Data Layers
At the smallest end, microscale data informs on the key chemical and biophysical measurements needed to succeed in drug discovery. This scale covers the molecular-level events, such as the binding events between compounds and their target proteins, as well as the chemical reactions involved in synthesizing and metabolizing these compounds. Three data layers encompass this micro scale. (1) Protein Target, (2) Chemical Data & Automated Synthesis, and (3) ADMET, each encompassing scaled data generation and state-of-the-art AI models to accelerate our design initiatives.
Protein Target Data Layer
Our protein target data layer measures the protein-ligand binding interactions that drive drug discovery. Engaging protein targets with new compounds is a key driver in the development of effective medicines. This data layer encompasses the development of new target-centric functional assays, the automated platform conducting these real-world experiments, as well as our suite of advanced physics-based simulations that yield accurate synthetic data. These insights are captured by our state-of-the-art predictive chemistry models, using this data to guide automated design decisions.

REAL WORLD	WORLD MODEL

In-house support for over 250 unique assay types Over 50% fully unattended assay ready plate production	Co-folding & ABFE simulations MolGPS Foundation Model
In 2024, we scaled and automated our experimental bioassay platform, which drives the testing phase of our precision Design-Make-Test-Analyze (DMTA) active learning loop. The platform's key features include assay type diversity, speed of execution, and close integration with software tools to enable autonomous operation. The platform currently supports over 250 diverse biochemical and functional assay types, allowing us to drive diverse, high-quality target-enabled programs. All assay plates are prepared autonomously, without human intervention, with over 50% of assay plate preparations taking place overnight in unattended facilities.

Recursion enhances its automated bioassay platform with absolute and relative binding free energy simulations (ABFE/RBFE) of protein-ligand interactions and protein folding predictions, each serving a different purpose toward enhancing molecule design. ABFE and RBFE are accurate molecular dynamics (MD) simulations of protein-ligand binding interactions, which evaluate new chemical design on structurally enabled targets by computationally determining their affinities to the target. Our RBFE calculations have demonstrated an average accuracy of 1.3 kCal/mol. These evaluations prioritize which designed compounds are made and tested.
From there, protein folding and co-folding predictions are used to locate the ligand binding and mechanistic targets responsible for observed biology activities detected by our meso data layers (phenomics and transcriptomics). In 2024, we connected 1.4 million known active ligands mapped to specific pockets across a synthetic data layer of 3D human protein structures. These relationships are used to identify tentative off-target interactions, binding site (and their key active residues), and to initiate subsequent structure-based modeling, including ABFE and RBFE simulations. Bioactivity assays measured through the bioassay platform and sourced across the Recursion Data Universe are further modelled through a suite of state-of-the-art machine learning models. Notably, activity models are built with our MolGPS foundation model pretrained on thousands of chemical properties and biological activities. Together, each virtual model enhances the “Design” capability of the iterative Design Make Test Learning loop.
Figure 23. Interaction surfaces of a molecule as determined by fragment hotspot analysis. Fragment hotspot maps are used to identify druggable sites on protein surfaces, and to map target similarity across a synthetic data layer of 3D protein structures.
Chemical Data Layer & Automated Synthesis
Our chemical data layer integrates precision design, state-of-the-art molecular property prediction, and fully automated chemical synthesis, with the goal of designing and producing high-quality, differentiated medicines for patients. The precision design element transforms the drug discovery and development process. It replaces the current conventional/conservative approach with an AI-first learning system that is well-suited to the complexities of drug discovery in each step of the process. Our proprietary AI excels at generative molecular design, molecular property prediction and multi-parameter optimization - powering our platform to multiplex design against addressing more complex, desired profiles than conventional approaches, with synthetic accessibility at its core.

REAL WORLD	WORLD MODEL

Automated chemistry platform Reaction data generation Automated purification platform	Generative design ADMET/potency prediction Retrosynthesis prediction Reaction outcome prediction
The synthesis-first, generative design approach addresses a significant challenge posed by early generative methods, which frequently yield undesirable molecules that are difficult to synthesize. Our approach represents a substantial advancement in generative design and can be considered a next-generation solution. As we design molecules with AI-driven algorithms, our platform, informed by our performant property prediction models, guides the design process towards compounds that are not only biologically and physiologically optimized, but also amenable to efficient synthesis on a unique, fully automated platform, suggesting the most cost and time-effective way to make the molecule with sophisticated retrosynthesis that is vendor-logistics-aware.
We capture reaction data, alongside bioassay data, and leverage active learning to ensure that our molecular property and synthesis prediction models continue to learn in step with the evolution of our pipeline, continuously refining our ability to identify the most promising molecules and predict the feasibility and success of future synthetic routes. Recursion’s AI synthesis planning capability shows a 25% improved tractability assessment of AI-generated compounds over competitors and integrates with the Recursion OS. Incorporation of our platform into our discovery processes has resulted in a 35% improvement in design cycle productivity, enabling our design platform to support a broad pipeline.
Figure 24. Recursion's automated chemistry wet lab, a modular system for chemical synthesis preparation, execution, analysis, work-up, and purification.
ADMET Data Layer
A durable truth in drug discovery is the requirement that we have confidence in our prediction of how our drugs will behave in patients. We must enter clinical experimentation assured that we have a reasonable expectation that we will safely deliver benefit to patients. A key part of building that confidence is early testing of a candidate molecule’s pharmacokinetic (PK) properties, which informs the likelihood that the drug will stay in a patient’s body for the right amount of time to be effective. At Recursion we strive to generate critical decision-making data as early as possible. Focusing our testing resources on compounds with higher likelihood to advance accelerates our mission to radically improve lives.

REAL WORLD	WORLD MODEL

High throughput experimentation on RADME-01 Experimentation at CRO’s to add to our dataset and inform project decisions Publicly available datasets	Prediction of compound properties to inform probability of clinical success Prediction of properties to inform the best compounds to advance Prediction of properties to inform the best compounds to make
In 2024, we leveraged our high throughput ADME platform, RADME-01, to generate a bolus of data informing a compound’s likelihood to be viable. The RADME-01 platform semi-autonomously runs a suite of ADME experiments including passive permeability, metabolic stability in liver microsomes, and non-specific protein binding. Our platform has been operational since late 2023 and can evaluate two 384-well plates in all available assays each week. In 2024, we tested 12,209 novel compounds through this system, supporting both Recursion’s internal pipeline and partnered projects. Throughout the year the automation system evolved and refined, allowing for continually less human intervention. A sophisticated in-house built software system intelligently prioritizes compounds and designs experiments to deliver highest value data while avoiding pitfalls related to compound analysis at scale. Drug discovery project teams can use this data to prioritize higher quality compounds for subsequent evaluation, and we’ve also installed pre-set criteria for compound evaluation in our earlier (hit to lead) stage. In this semi-autonomous loop, data is generated and compounds are nominated for in vivo PK testing without human effort or bias. We are evaluating these criteria on a regular basis to ensure we are giving our projects the best chance at advancing high quality projects and compounds.
Another primary use of data generated on our RADME-01 platform is to train predictive models, capable of evaluating designs before synthesizing new molecules. In 2024, we developed an automated machine learning framework that retrains and deploys new RADME-01 assay endpoint models weekly upon availability of new data, as well as several curated ADME property datasets. These models included a broad set of properties such as intrinsic clearance, non-specific binding, solubility, efflux, drug-drug interactions, and several human PK parameters. Our teams used these models for both internal pipeline and partnership projects both for prioritization of experimentation and prioritization of new molecule synthesis targets. Recently, automated models derived from the RADME model were combined with their counterparts in the Centaur Chemist platform, further enabling rapid design compounds across both internal and partnership projects. Our combined datasets revealed very little direct overlap and have expanded the chemical space our models are trained on.

Expanding Training Dataset for CYP3A4

Overlap CYP3A4 data
33689
390
16230
RXRX
EXAI

UMAP chemspace RXRX and EXAI Data CYP3A4
Yellow EXAI
UMAP 2
UMAP 1
−5
0
5
10
15
Group
0.0
0.2
0.4
0.6
0.8
1.0

MCC = 0.637 on the overlapping data.

Figure 25. The Exscientia and Recursion ADME datasets had few overlapping compound matches but were sufficiently representative to train ADME models with equivalent or improved performances across all endpoints.
Scientific agents and industrialized workflows
Agentic systems are artificial intelligence systems, typically large language model-based, that can pursue complex goals with limited human intervention. They make decisions in a context-dependent manner and can learn and adapt through interaction with the world around them. They are perfectly suited to workflow design leveraging the data layer and model inference-based modules of the Recursion OS, automating the design of workflows to meet a human or machine-stated objective.
Our goal at Recursion is to industrialize drug discovery and development through standardization and automation. The early stages of our drug discovery process, filling the T-shaped funnel, benefits from standardization and exploitation of the program-agnostic data universe that Recursion has generated this past decade. Industrializing later stages of drug discovery, where the focus is on molecular design, make and test in a program-specific assay cascade, requires context-dependent automation and exploitation of program-specific data. Agentic systems, with their adaptability and flexibility, provide Recursion with the opportunity to industrialize the drug discovery and development process in its entirety.
The industrialization of drug discovery and development at Recursion is implemented via a series of Industrialized Workflows, each exploiting the Recursion OS to serve both the mission of decoding biology to radically save lives and the pipeline. The first of these workflows, Initiation Workflow, offers a standardized approach to program initiation, the filling of the T-shaped funnel. Its role is to generate and assess disease-gene hypotheses. It succeeds by querying the patient data and maps of biology that reside in the data universe and, with help from a suite of Recursion OS models, hypothesizes which genes are associated with which diseases. Large language model-based approaches are used to annotate these hypotheses with strategic insights collated from external, unstructured sources. Such insights inform the biological relevance, novelty, commercial opportunity, competitor landscape, and the opportunity to differentiate. LLMs are also responsible for assigning a score related to the strength of the hypothesized relationship between each disease-gene pair.
The industrialization of lead optimization requires a different approach. At this stage, a program’s needs can be unique to that program. The assay cascade may be different and the chemical series undergoing optimization will be different. Recursion’s AI precision design platform, Centaur Chemist, enables computational and medicinal chemists to build molecular design workflows that design molecules that are synthesizable on our automated chemical synthesis platform and meet a particular design cycle objective.

Our precision design approach represents a constant interplay of automated data generation from experimentation and intelligent learning systems, embodying virtuous cycles of improvement in chemistry optimization. Through our integrated platform, we can systematically encode the goals and strategy of each molecular design cycle, executing them through a sophisticated combination of scientific technology modules that form cohesive workflows. Compounds progress through synthesis and testing, generating valuable data that are automatically captured in our integrated platform, along with valuable annotations from our medicinal chemists, ready to inform and enhance our predictive modules. This closed-loop system helps translate design objectives into executable workflows, leveraging our 30+ scientific tech modules: from 2D and 3D synthesis-aware generative methods to property prediction models, reinforced with physics-based thinking, and active learning approaches for compound selection. As compounds are generated, synthesized, tested, and evaluated, the platform captures every decision point and experimental outcome, feeding this information back into our models to enhance future design choices. This recursive learning process ensures each iteration becomes more precise and informed than the last, driving the evolution of a more intelligent and efficient drug discovery engine that continuously learns and adapts.
Figure 26. Industrializing lead optimization with an integrated design and synthesis workflow.
Processing and Data Storage Infrastructure
We believe modern drug discovery and development is a data and compute problem – the need to understand pathways, targets, compounds, and mechanisms of actions requires obtaining, synthesizing, or predicting large volumes of data. To store this data in an efficient and low-risk way, Recursion makes use of a combination of cloud storage, and on-premises storage. To process this data efficiently, we bring it close to where the compute will run – either in our HPC datacenter (BioHive) or to our cloud (partnering with Google Cloud). To make this more seamless for our scientists, we have invested in a hybrid storage and compute platform, which enables replication of data and locality of compute to allow us to use these resources as efficiently as possible.
This year we expanded our partnership with Google Cloud to explore generative AI capabilities, including Gemini models, supporting the Recursion OS, driving improved search and access with BigQuery, and helping scale compute resources.
We currently have over tens of petabytes of unique data replicated across our sites for redundancy and resiliency. We use this data to train state of the art (SOTA) foundation models of biology and chemistry and continue to push the limits of what is possible as we invest to scale up beyond Phenom-2 on the biology side, and bring unique Quantum Mechanics (QM) and Molecular Dynamics (MD) data to bear in our chemistry models like MolGPS. We largely train these models using our own supercomputer which consists of two generations of DGX SuperPod, with 504 H100s, and 320 A100s, and over 65 TB of VRAM.

Figure 27. BioHive-2 is Recursion’s new NVIDIA DGX SuperPOD AI supercomputer, powered by 63 DGX H100 systems with a total of 504 NVIDIA H100 Tensor Core GPUs interconnected by NVIDIA Quantum-2 InfiniBand networking. This NVIDIA-powered AI supercomputer results in over four times faster speeds than Recursion’s original supercomputer, BioHive-1, in benchmark performance tests. Based on available data, BioHive-2 is the fastest supercomputer wholly owned and operated by any pharmaceutical company worldwide.
Bringing it together – Combining data scales to drive value
The vision of the Recursion OS is to integrate data and insights across biological scales to build a comprehensive and predictive World Model that deciphers biology with unprecedented efficiency. Our ability to generate and leverage real-world data at scale—across macro, meso, and micro levels—has already begun to reshape how we approach drug discovery. By combining these layers through the Recursion OS, we are moving toward an industrialized, AI-driven system that not only accelerates therapeutic discovery, but we also believe will help us to increase the probability of success in clinical development.
Our first demonstrations of this approach have successfully integrated macroscale patient data with mesoscale phenomics, allowing us to extract genetic causal targets from datasets previously considered too small for statistical power. This methodology enables a capital-efficient approach to rare variant discovery, increasing our ability to identify novel drug targets that are deeply connected to human disease, and it is just the beginning.
At the mesoscale, we have advanced our phenomics and transcriptomics capabilities to provide high-throughput, high-dimensional insights into cellular biology. By connecting these layers with microscale molecular interactions, such as protein-ligand binding and ADMET properties, we enhance the interpretability and mechanistic understanding of our drug candidates. We believe that bridging across all three scales—macro, meso, and micro—will unlock a deeper understanding of human biology and significantly improve the efficiency of drug discovery and development.
One of the most transformative outcomes of our integrated approach will be the ability to construct a Virtual Cell—an AI-powered system that simulates biological responses at scale. Traditionally, drug discovery has been an experiment-driven process where models are built from data collected in the lab. At Recursion, we are reversing this paradigm: our World Model is now driving the generation of new hypotheses, with real-world experimentation serving to validate the most promising insights. By iteratively refining these AI-driven predictions with physical experiments, we are creating a feedback loop that accelerates learning and reduces reliance on trial-and-error experimentation.
As this approach matures, we envision a future where the Virtual Cell serves as a comprehensive digital twin for human biology, enabling us to model drug interactions, disease progressions, and therapeutic interventions in silico before ever entering the lab. This shift—from experiment-first to model-first—has the potential to revolutionize how drugs are discovered, reducing both time and cost while significantly improving success rates.
Scaling Beyond What Was Previously Possible in 2024
In 2024, Recursion expanded its ability to industrialize drug discovery by enhancing the OS’s automation, scalability, and machine learning capabilities. Key milestones included:
•The launch of BioHive-2, the most powerful supercomputer owned by any biopharma company, enabling the training of industry-leading foundation models like Phenom-2, MolPhenix, and MolGPS.
•The integration of Exscientia’s automated chemistry platform, which has already generated over 500 custom molecules in under nine days per cycle.
•The successful completion of the world’s first whole genome neuronal phenotype map (Neuromap) in partnership with Roche and Genentech, representing a significant leap forward in neuroscience drug discovery.

•The augmentation of our real-world data layer with hundreds of thousands of patient records through new partnerships with Helix and Tempus, dramatically improving our ability to connect patient-level insights with early-stage discovery.
•The rapid expansion of our transcriptomics capabilities, surpassing 1 million whole transcriptomes sequenced in a single year, reinforcing our ability to generate multimodal insights.
•The development of InVivoPrint V1 (IVP-1), an advanced deep learning model that enhances our ability to detect organ toxicities and prioritize drug candidates with greater precision.
The Road Ahead
Recursion is at the forefront of a new era in drug discovery, where data, AI, and automation converge to redefine the boundaries of what is possible. The continued evolution of the Recursion OS will focus on:
•Further expansion of multimodal AI models that integrate patient-level insights with cellular and molecular data to refine drug target selection.
•Greater automation in preclinical validation through advances in high-throughput biology and AI-driven chemistry.
•Industrialized clinical development leveraging AI-powered trial design and patient selection to increase the probability of success.
•Scaling our Virtual Cell approach to predict and validate therapeutic interventions with unparalleled accuracy.
As we move forward, we remain committed to the mission that has guided Recursion from the beginning: to decode biology to radically improve lives. With our unique combination of scaled experimentation, AI-driven insights, and industry-leading automation, we are not just advancing drug discovery—we are fundamentally redefining its future.
Our Pipeline
Programs in our internal pipeline are built on unique biological and chemical insights surfaced through the Recursion OS where:
I.The etiology of the disease is well defined, but the subsequent impacts of the disease are generally obscure and/or the primary targets are typically considered undruggable.
II.There is a high unmet medical need, no approved therapies, or significant limitations to existing treatments.
Following the combination with Exscientia, we have expanded our internal and partnered portfolio, adding multiple programs across oncology, immunology, rare diseases, neuroscience, and more. Beyond our 10 clinical and preclinical programs, we are advancing 10+ next-gen discovery programs for further development.
Figure 28. The power of our Recursion OS exemplified by our expansive therapeutic pipeline. 1Includes non-small cell lung cancer (NSCLC), colorectal cancer, breast cancer, pancreatic cancer, ovarian cancer, head and neck cancer; 2Joint venture with Rallybio.

Clinical Programs in Oncology
REC-617 – Advanced Solid Tumors
REC-617 is a potential best-in-class, potent and selective oral small molecule inhibitor of CDK7 with demonstrated activity in preclinical studies. CDK7 controls cell cycle progression and gene transcription, often overexpressed in advanced stage cancers reliant on transcriptional pathways. This program utilized our generative AI and active learning platform to optimize molecule design, including non-covalent binding and ADME/PK for rapid absorption. This rapid design cycle enabled us to synthesize 136 novel compounds and select REC-617 as our lead candidate in under 11 months.
A multicenter, open-label, Phase 1/2 (ELUCIDATE) monotherapy dose escalation (QD and BID) study is currently ongoing in advanced solid tumors. In December 2024, results from the initial 19 patients (18 response-evaluable at the time of cutoff) were presented at an AACR Special Conference in Cancer Research. REC-617 monotherapy demonstrated signs of preliminary efficacy. One heavily pre-treated ovarian cancer patient achieved a confirmed durable partial response (PR), which correlated with significant reductions in clinical tumor markers (CA125 and TK1). Four additional patients achieved durable stable disease (SD) as their best response. REC-617 was generally well-tolerated, with adverse events predominantly low grade, on-target, and reversible upon treatment cessation. The MTD was not reached and there were no treatment-related discontinuations.
Monotherapy dose escalation (QD and BID) remains ongoing, and we expect to initiate combination studies in the first half of 2025. We also expect to provide additional data updates from the Phase 1 in 2025.
REC-1245 – Biomarker-enriched Solid Tumors and Lymphoma
REC-1245 is a first-in-class, novel, potent, and selective molecular glue degrader of RBM39, a critical RNA-binding protein involved in alternative splicing and DNA damage repair (DDR) pathways. Leveraging the Recursion OS, we discovered that genetic knockout of RBM39 can phenotypically mimic CDK12 loss – a validated DDR target –without impacting CDK13. To our knowledge, we were the first to report this novel biological insight. Utilizing our phenomics based platform for SAR, we synthesized 204 candidates and advanced this program from target ID to IND-enabling studies in 18 months (vs. industry average of 42 months).
Preclinical data confirmed strong anti-tumor activity, including tumor regressions in a BRCA-proficient ovarian cancer model, minimal off-target effects, and no CDK12 kinase inhibition. With over 100,000 addressable patients in the US and EU5 each year, REC-1245 has the potential to be a novel therapy in a biomarker-enriched advanced solid tumors and lymphoma patient population – either as a monotherapy and/or in combination regimens.
Following IND clearance in September 2024, we initiated a Phase 1/2 (DAHLIA) study in December 2024 to evaluate the safety, tolerability, PK/PD, and preliminary efficacy of REC-1245 in unresectable, locally advanced, or metastatic cancers. The trial is currently enrolling at three US sites and includes a biomarker-enriched population that may benefit most from targeted RBM39 degradation. We expect to share an update on the Phase 1 dose-escalation portion of the study in the first half of 2026.
REC-3565 – Relapsed / Refractory B-cell Malignancies
We are advancing REC-3565, our reversible allosteric potential best-in-class MALT1 inhibitor, for the treatment of patients with relapsed or refractory B-cell malignancies. A variety of mutations seen in lymphomas induce constitutive MALT1 protease activation, leading to aberrant NF-κB signaling that drives survival and proliferation of B-cell tumors. Key preclinical data demonstrates sustained anti-tumor activity as a single-agent or in combination with BTK inhibitors.
We leveraged physics-based predictive modelling using our molecular dynamics toolkit and AI-powered hotspot analysis to deliver a candidate with lower predicted safety risk in the clinic. We synthesized 344 novel compounds and advanced this program from hit ID to lead candidate in 15 months.
The molecule’s unique profile minimizes UGT1A1 inhibition risk, demonstrating superior target selectivity compared to oral competitors, both of which reported treatment-related hyperbilirubinemia in early Phase 1/2 studies. As a result, REC-3565’s enhanced selectivity supports the potential for a more favorable therapeutic index not only as a monotherapy, but also in combinations with BTK and BCL2 inhibitors. A multicenter, open-label, dose escalation Phase 1 study (EXCELERIZE) cleared a CTA by the MHRA in December 2024. We expect to dose the first patient in the first half of 2025.
REC-4539 – Small Cell Lung Cancer
REC-4539 is reversible CNS penetrant, orally bioavailable, and potential best-in-class inhibitor of LSD1. LSD1 is an epigenetic enzyme that removes methyl groups from histones to control gene expression. SCLC is particularly dependent on LSD1 to maintain a neuroendocrine phenotype that drives tumor cell survival in this aggressive lung cancer subtype. Preclinical studies demonstrate that REC-4539 shows anti-tumor activity in SCLC human xenografts with limited impact on platelets.
Our program used multi-parameter optimization to design a unique candidate combining reversibility with CNS penetration. We synthesized 414 novel candidates to arrive at our lead candidate in 22 months. Following IND clearance in January 2025, we expect to initiate a multicenter, open-label Phase 1/2 trial (ENLYGHT) in the first half of 2025. We plan to target an SCLC patient population as well as additional biomarker-selected cancers following the dose escalation portion.
Clinical Programs in Rare Diseases
REC-994 – Cerebral Cavernous Malformation
We are developing REC-994, an orally bioavailable small molecule superoxide scavenger, as a first-in-disease opportunity for symptomatic cerebral cavernous malformations (CCM). CCMs are rare vascular anomalies marked by abnormal capillary-venous structures, recurrent lesions, and stroke-like symptoms. REC-994 was discovered using the earliest version of Recursion’s comprehensive drug discovery platform. In an unbiased CCM2 loss of function phenotypic screen, REC-994 demonstrated concentration dependent rescue and was advanced into preclinical studies. In animal models of CCM, REC-994 reduced the burden of CCM lesions by ~50%. In addition, REC-994 also reduced the vascular permeability defects in CCM2-deficient mice, which is critical in CCM pathology. This data supported the clinical development of REC-994, the first industry-sponsored trial for CCM.
In late 2020, initial results from the clinical program were reported and a randomized Phase 2 trial of REC-994 (SYCAMORE) was initiated in March 2022 in patients with symptomatic CCM. In April 2024, the Phase 1 SAD/MAD study was published. Initial results in September 2024 showed REC-994 met its primary endpoint of safety with encouraging trends in preliminary efficacy. The drug was well-tolerated, with no treatment-related discontinuations or Grade 3-4 adverse events reported. We presented the Phase 2 study data as a late-breaking oral presentation at the International Stroke Conference, or ISC, annual meeting in February 2025. The data presented showed signs of safety and efficacy as follows:
•REC-994 met the primary endpoint of safety and tolerability in CCM patients with no treatment-related discontinuations, SAEs or Grade ≥ 3 adverse events related to study drug
•No new safety signals observed, with the incidence of adverse events comparable across arms
•No treatment-related adverse events that led to discontinuations
•50% of patients on REC-994 400 mg (n=20) achieved a reduction in total lesion volume versus 28% of patients in placebo (n=18) and 24% of patients on REC-994 200 mg (n=17)
•Trends towards improvement and/or stabilization of symptoms for patients treated with REC-994 400 mg (n=19) compared to placebo, which observed trends towards functional decline, based on changes in the Modified Rankin Scale (mRS) score from baseline to 12 months
Similar trends of exploratory efficacy (lesion volume reduction and functional outcome improvement) were seen in the cohort of patients with brainstem lesions treated with REC-994 400 mg
Most (80%) patients who completed at least 12 months of treatment in the Phase 2 study elected to continue into the long-term extension (LTE) portion of the trial. As of December 31, 2024, the LTE portion is ongoing. As there are no therapeutic options for patients with symptomatic CCM, we plan to seek regulatory guidance from the FDA and additional health authorities on a path forward for this potential first-in-disease program. We expect to share updates on next steps in 2025.
REC-4881 – Familial Adenomatous Polyposis
We are developing REC-4881, a highly potent and selective, potential best-in-class MEK1/2 inhibitor, for familial adenomatous polyposis (FAP). FAP is a genetic condition characterized by the development of adenomas throughout the GI tract. It is an orphan disease caused by inactivating mutations in APC, with most patients undergoing prophylactic colectomy due to nearly 100% likelihood of CRC by age 60.
During a collaboration with Takeda, we leveraged machine vision and automated analysis to quantify hundreds of cellular parameters linked to APC siRNA knockdown. We screened numerous compounds in this genetic background for 24 hours and identified REC-4881 as a potent molecule that rescued the phenotype in a concentration dependent manner. In preclinical studies, REC-4881 demonstrated over 1,000-fold selectivity in APC-mutant tumor cell lines and effectively inhibited spheroid growth and organization. In the APCmin mouse model of FAP, REC-4881 showed up to a 70% reduction in total polyps, surpassing celecoxib’s 30% reduction, highlighting its potential as a highly selective and efficacious therapy for FAP.
In April 2022, the IND was reactivated and in September 2022, the Phase 1b/2 trial (TUPELO) of REC-4881 was initiated. As of December 31, 2024, Part 1 of the study is complete, and Part 2 remains ongoing. We expect to share safety and preliminary efficacy data in the first half of 2025.
REC-2282 – Neurofibromatosis Type 2
We are developing REC-2282, a CNS penetrant, potential best-in-class pan-HDAC inhibitor, for neurofibromatosis type 2 (NF2). NF2 is a rare genetic disease caused by loss of function mutations in the NF2 gene which leads to deficiencies in the tumor suppressor protein merlin.

REC-2282 was identified as a potential therapeutic capable of rescuing HUVEC cells treated with NF2 siRNA and subsequently in-licensed from Ohio State Innovation Foundation in December 2018. We initiated the POPLAR study, an adaptive, randomized, multicenter Phase 2/3 trial in June 2022, with the first patient dosed in October 2022. In November 2024, we announced that the trial was fully enrolled in the Phase 2 portion.
As of December 31, 2024, Phase 2 data is maturing, and we expect to share the results of the futility analysis (PFS6 rate) in the first half of 2025.
REC-3964 – Prevention of Recurrent C. difficile infection
We are developing REC-3964, a non-microbial, orally bioavailable, potential first-in-class C. difficile (C. diff) toxin B selective inhibitor for the prevention of recurrent Clostridioides difficile infection (rCDI). C. diff toxin B disrupts the tight junctions in colonic cells and increases vascular permeability, leading to a leaky gut. REC-3964 is Recursion’s first new chemical entity to reach the clinic and binds and blocks the catalytic activity of the toxin's innate glucosyltransferase, while sparing the host. In a human disease relevant C. diff. hamster model, REC-3964 demonstrated a significant difference in the probability of survival versus bezlotoxumab alone.
Our program leveraged an ML-aided conditional phenotypic drug screen in human cells and identified novel mechanisms that mitigated the effect of C. diff. toxin B treatment. Through orthogonal validation screens, precursors to REC-3964 emerged as promising substrates for further advancement.
In June 2024, we presented Phase 1 data in healthy volunteers at the 6th Edition of World Congress on Infectious Diseases in Paris. In October 2024, we initiated a Phase 2 open-label, randomized, 3-arm study (ALDER) to evaluate the rate of recurrence in patients with a high-risk of CDI, who have achieved symptom resolution following treatment with oral vancomycin for 14 days. We expect to share initial results from the Phase 2 study in the first quarter of 2026.
Details on preclinical programs (e.g., ENPP1 inhibitor, Target Epsilon) will be shared in the next section.

Deep Dive into Clinical and Select Preclinical Programs
REC-617 for Advanced Solid Tumors – Phase 1/2
REC-617 is an orally bioavailable, cyclin-dependent kinase 7 (CDK7) inhibitor currently under development for the treatment of advanced solid tumors. Inhibiting CDK7 targets both cell cycle dysregulation and transcriptional "addiction", which are hallmarks of multiple aggressive cancers including, but not limited to, CDK4/6 resistant breast cancer, ovarian cancer, and other solid tumors. There are currently no CDK7 inhibitors approved by the FDA. ELUCIDATE, a Phase 1/2 open-label, multicenter, safety, PK, PD and preliminary efficacy study is currently underway. Interim Phase 1 safety, PK, PD, and efficacy data were shared in the fourth quarter of 2024. We expect to initiate combination studies in the first half of 2025.
Disease Overview
The importance of cell cycle inhibitors in oncology has been established with CDK4/6 inhibitors, which generated approximately $10.5 billion in sales in 2023. Aberrant CDK7 overexpression is common in many cancer indications and associated with poor prognosis. CDK7 presents an opportunity to improve treatment outcomes over CDK4/6 inhibitors due to CDK7’s dual role in cell cycle and transcription. Potential specific indications include non-small cell lung cancer (NSCLC), colorectal cancer, breast cancer, pancreatic cancer, ovarian cancer, head and neck cancer for which we estimate an addressable population of approximately 185,000 drug-treatable patients per year in the US and EU5.
Insight from Recursion OS
CDK7 inhibitor development has faced significant challenges, primarily due to off-target effects and suboptimal pharmacokinetics. Previous attempts often employed covalent binding mechanisms or exhibited poor oral bioavailability, leading to undesirable side effects in the clinic. Current candidates in development for CDK7 feature covalent binding or extended half-lives potentially resulting in substantial on-target toxicity. In addition, the reversible inhibitors under investigation are transporter substrates, likely compromising their absorption and exacerbating gastrointestinal adverse events. These limitations underscore the critical need for novel CDK7 inhibitor designs that optimize both safety and efficacy profiles.
Leveraging our AI-driven multi-parameter optimization approach, we identified critical design limitations in existing CDK7 inhibitors. This insight led to an improved target product profile and a novel molecule design. REC-617 is an orally bioavailable, potent and selective CDK7 inhibitor with enhanced oral bioavailability. It has a non-covalent, reversible mechanism of action, and a predicted shorter human half-life compared to other drugs in development. These characteristics potentially offer an improved therapeutic index, less off-target effects, and more consistent absorption.
Preclinical
REC-617 has demonstrated strong anti-tumor activities in preclinical studies and in vivo experiments showed potent tumor regression across multiple solid tumor types. Notably, in the OVCAR3 ovarian cancer xenograft model as shown below, complete tumor regression was observed in all 8 mice treated with 10 mg/kg by Day 27. Importantly, no significant body weight loss was observed across treatment arms. Mouse PK studies revealed that maintaining 8-10 hours of CDK7 IC80 coverage resulted in potent tumor regression with minimal side effects, while coverage beyond 10 hours led to significant body weight loss. This defined an optimal therapeutic window that guided target efficacious exposures in the clinic.

Figure 29. REC-1245 anti-tumor activity and PK in preclinical tumor models. (Left) REC-617 induces tumor regression in the OVCAR3 cell line derived xenograft mouse model. N=8, 28 days of treatment, REC-617 administered QD PO. (Right) REC-617 administration results in 8-10 hours of therapeutic coverage at IC80. PK studies conducted in CD1 mice, single-dose administration. >10 hr IC80 results in significant body weight loss.14,15
Clinical
In the third quarter of 2023, we initiated a Phase 1/2 open-label, multicenter study (ELUCIDATE) in patients with advanced solid tumors, with the design shown in the figure below. Currently, monotherapy dose escalation (QD and BID) is ongoing, with combination study initiation expected in the first half of 2025.

ELUCIDATE Phase 1/2 Study Design

CURRENT STAGE

Phase 1
Dose Escalation (N≤60)

Part A
- Monotherapy

Part B
- Combination therapy

RP2D →

Phase 2
Dose Expansion

- N = 30-60 patients in combination
- N will depend on number of disease specific cohorts

Primary Endpoint:
- ORR

Primary Endpoint:
- Safety/tolerability
- Recommended dose

Key Eligibility

- Adult patients with metastatic HR+/HER2- breast cancer post progression on CDK4/6i, ovarian cancer, CRC, NSCLC, PDAC, and HNSCC

Figure 30. ELUDICATE study design. Phase 1/2 trial design to assess the safety, PK, exploratory PD, and efficacy of REC-617 in patients with advanced solid tumors.
14    Besnard, et al. (2022). AI-driven discovery and profiling of GTAEXS-617, a selective and highly potent inhibitor of CDK7 [abstract]. AACR; Cancer Res 2022;82(12_Supplement): 3930.
15    Hallett, et al. (2024). Overcoming traditional design limitations with AI-based discovery. AACR Special Conference in Cancer Research: Optimizing Therapeutic Efficacy and Tolerability through Cancer Chemistry; Plenary Session 1

In December 2024, we presented results from the initial 18 response evaluable patients at an AACR Special Conference in Cancer Research. REC-617 was well-tolerated with predominantly Grade 1-2 adverse events, no treatment-related discontinuations, and fewer GI side-effects than reported for other CDK7 inhibitors. Dose escalation (QD and BID) is ongoing, and the maximum tolerated dose (MTD) has not been reached. PK was dose linear and exceeded the CDK7 IC80 with rapid absorption (Tmax 0.5–2h) and short t½ (5–6h). Robust target engagement was also observed with rapid increases in POLR2A (3-4x), which normalized within 24 hours. These data are shown in the figure below.
Figure 31. REC-617 clinical plasma pharmacokinetics and pharmacodynamics. (Left) REC-617 plasma concentration, in a dose-linear fashion, well above CDK7 IC80 at peak and well below CDK2 IC80, indicating a broad therapeutic window for the study drug. (Right) POL2RA expression data (PD), which is associated with tumor regression, shows a rapid pharmacodynamic effect and short half-life.16,17
Encouraging antitumor activity included a confirmed partial response (PR), in a heavily pre-treated metastatic ovarian cancer patient, with a durable response that was maintained for more than 6 months of treatment. LDH levels were also normalized, and reductions were observed in CA125 (-44%) and TK1 (-68%). Four additional patients achieved the best response of stable disease (SD) lasting up to six months.
Competitors
We are aware of five active CDK7 inhibitor programs in clinical development:
•Samuraciclib (Carrick Therapeutics): In Phase 2 as a monotherapy and in a range of combination studies
•SY-5609 (Syros Pharmaceuticals): Completed Phase 1 monotherapy and in Phase 1/1b in combination with atezolizumab
•Q-901 (Qurient): In Phase 1/2 in monotherapy and combination with PD-1 inhibitors in solid tumors
•TY-2699a (TYK Medicines): In Phase 1 trial in China only
•EOC-237 (EOC Pharma): In Phase 1 trial in China only
REC-1245 for Solid Tumors and Lymphoma – Phase 1/2
REC-1245 is a novel, potent and selective molecular glue degrader of RNA-binding motif protein 39 (RBM39) currently under development for the treatment of biomarker-enriched solid tumors and lymphoma. There are currently no RBM39 degraders approved by the FDA. Following IND clearance in September 2024, we initiated a Phase 1/2 open-label, multicenter study (DAHLIA) to evaluate the safety, tolerability, PK, PD, RP2D, and preliminary efficacy of REC-1245. With the first patient dosed in December 2024, we expect to share an update on the program in the first half of 2026.
16    Papadopoulos, et al. (2020). EORTC-NCI-AACR (ENA) Symposium
17    Hallett, et al. (2024). Overcoming traditional design limitations with AI-based discovery. AACR Special Conference in Cancer Research: Optimizing Therapeutic Efficacy and Tolerability through Cancer Chemistry; Plenary Session 1

Disease Overview
Alternative splicing and RNA-binding proteins (RBPs) have recently emerged as attractive therapeutic targets for cancer due to their critical roles in the regulation of post-transcriptional modifications, impacts on DNA damage repair pathways, and modulation of cell cycle functions. Recent studies have revealed that RBM39 is an unexpected target of aryl sulfonamides, which can function as molecular glue degraders by forming a ternary complex with RBM39 and the E3 ubiquitin ligase receptor DDB1 and CUL4 associated factor 15 (DCAF15). Additionally, clinical trials have shown that aryl sulfonamides were well tolerated with modest anti-tumor activity seen across a variety of cancers. These findings suggest that RBM39 degraders may show promise as targeted cancer therapies, but the lack of predictive biomarkers and an inadequate understanding of RBM39 biology has limited their therapeutic potential. With over 100,000 addressable patients, with biomarker-enriched solid tumors and other select histologies in the US and EU5 each year, REC-1245 has the potential to be used as a single agent or in combination with chemotherapy and/or immunotherapy.
Insight from Recursion OS
Reports suggest that genetic or pharmacologic depletion of CDK12 can reduce the expression of several genes involved in the homologous recombination repair pathway such as BRCA1 and BRCA2, inducing a BRCA-like phenotype and DDR response. Thus, CDK12 has received considerable interest as a therapeutic target and tumor biomarker for HR-proficient cancers. Despite reports of functional redundancy, we observed that the genetic knockout of CDK12 could be clearly distinguished phenotypically from that of CDK13. Using map-based inference to characterize and relate cellular phenotypes, we identified RBM39 as an alternative target that selectively mimics CDK12 loss, but not CDK13, providing a novel approach for targeting CDK12 biology while circumventing any toxicities that may arise due to CDK13. We subsequently discovered REC-1245 as an RBM39 molecular glue degrader that closely mimics the phenotypic loss of CDK12 and RBM39, but not CDK13. Functionally, REC-1245 treatment globally impacts the expression of many DDR genes but does so in a CDK12 independent manner.
Figure 32. Inferred map relationships between CDK12, CDK13, RBM39 and REC-1245. Map representation demonstrates a high degree of phenotypic similarity between CDK12, RBM39, and multiple concentrations of REC-1245. CDK13 shows little or no functional similarity to CDK12, RBM39, or any concentration of REC-1245.
Preclinical
REC-1245 is a potent, potential first-in-class RBM39 molecular glue degrader with compelling preclinical activity. It showed no significant in vitro safety concerns (CEREP, hERG), no CDK12 kinase activity, and minimal ITGA2 liability – an off-target effect seen with prior RBM39 degraders. As shown in the figures below, REC-1245 demonstrated strong antitumor activities as a single-agent, including tumor regression in an ovarian cancer BRCA-proficient, p53 mutant, OVK18 in vivo cell line derived xenograft (CDX) model. In addition, dose-dependent anti-tumor activity correlated with increases in RBM39 degradation confirming target engagement and an exposure-response-efficacy relationship.

Figure 33. REC-1245 single-agent activity and target engagement. REC-1245 single-agent activity and target engagement. (Left) REC-1245 administered BID PO at doses noted for 15 days. N=8 mice per group. (Right) Percent RBM39 degradation (PD) evaluated at REC-1245 doses noted after 5 days BID oral administration of REC-1245. N=3 mice per group.18
Clinical
In December 2024, we initiated a Phase 1/2 open-label, multicenter study to characterize the safety, tolerability, PK, PD, and preliminary anti-tumor activity of REC-1245 in participants with unresectable locally advanced or metastatic cancer. As of December 31, 2024, the trial is currently active and enrolling at 5 US sites. We expect to share an update on the Phase 1 dose escalation portion in the first half of 2026.

DAHLIA Phase 1/2 Study Design

CURRENT STUDY

Phase 1
Dose Escalation (N~55)

RP2D → **Phase 2**
Dose Expansion

Part A

- Monotherapy dose-finding

Part B

- Monotherapy dose-confirmation

Key Study Characteristics

Study objectives:

- Safety/tolerability
- RP2D
- ORR

Key Eligibility

- Select histologies including a biomarker population and R/R lymphomas

Figure 34. DAHLIA study design. Phase 1/2 trial design to assess the safety, tolerability, PK, PD, and preliminary anti-tumor activity of REC-1245 in participants with unresectable locally advanced or metastatic cancer, and who are refractory to, had a relapse on, or intolerant of, established standard of care treatment.
18    Data on file.

Competitors
We are aware of only one other RBM39 development program, which is known to be active:
•ST-01156 (SEED Therapeutics): In IND-enabling studies
REC-3565 for B-Cell Malignancies – Phase 1
REC-3565 is an orally bioavailable, highly potent and selective, potential best-in-class MALT1 inhibitor currently under development for the treatment of B-cell malignancies, including chronic lymphocytic leukemia (CLL). MALT1 is a protease crucial for activation of the NF-κB pathway, which drives the proliferation of malignant B-cells in hematological cancers. There are currently no MALT1 inhibitors approved by the FDA. Following clearance of a CTA by the MHRA in December 2024, we plan to initiate EXCELERIZE, a Phase 1 open-label, multicenter, dose escalation study to evaluate the safety, tolerability, PK, PD, and preliminary anti-tumor activity of REC-3565. We expect the first patient to be dosed in the first half of 2025.
Disease Overview
B-cell malignancies encompass a range of hematological cancers, including lymphomas such as diffuse large B-cell lymphoma (DLBCL), follicular lymphoma (FL), mantle cell lymphoma (MCL), and leukemias such as chronic lymphocytic leukemia (CLL) and small lymphocytic lymphoma (SLL). These diseases are characterized by the dysregulated growth or function of B-cells and are often driven by chronic B-cell receptor (BCR) signaling, which leads to unchecked NF-κB activation. MALT1 functions downstream of the BCR and the widely targeted Bruton’s tyrosine kinase (BTK), mediating pro-tumorigenic signals in malignant B-cells. Current therapies (e.g., BTK inhibitors) have transformed the treatment landscape, yet resistance remains a significant challenge. By inhibiting MALT1, REC-3565 may help overcome resistance and improve therapeutic outcomes, either as a monotherapy or in combination with BTK and/or BCL2 inhibitors. Notably, the total addressable population for MALT1 inhibitors spans multiple hematologic indications, with approximately 41,000 relapsed and/or refractory (R/R) patients with CLL and B-cell lymphomas in the U.S. and EU5 annually.
Insight from Recursion OS
BTK inhibitors and other therapies for B-cell malignancies can cause drug-induced liver injury (DILI), limiting combination treatment options. Current MALT1 inhibitor scaffolds significantly inhibit UGT1A1, leading to dose-limiting toxicities, potentially restricting their utility in combination. Leveraging our AI-driven, multi-parameter optimization approach, we focused on an allosteric mechanism to enhance potency, selectivity, and safety for REC-3565. Hotspot analyses and physics-based molecular dynamics guided our design strategy, helping us address the hydrophobic and highly mobile nature of the allosteric binding site. As a result, REC-3565 does not significantly inhibit UGT1A1, potentially mitigating liver toxicity risks and facilitating higher target engagement. This profile also supports combination strategies with agents known to affect liver function like BTK and BCL2 inhibitors, offering a path to potentially deeper and more durable responses.
Preclinical
REC-3565 demonstrated significant antitumor activity across multiple B-cell lymphoma models. As a monotherapy, it drove tumor regressions in ABC-DLBCL xenografts, and in combination with zanubrutinib – a next-generation BTK inhibitor – it produced durable responses, with 70% of mice displaying no palpable tumors 10 days after the last dose. Additional in vitro analyses revealed minimal UGT1A1 inhibitory effects relative to other MALT1 inhibitor scaffolds in clinical development, suggesting an improved safety and combination therapy profile.

Figure 35. Preclinical data highlighting REC-3565 as a potential best-in-class MALT1 inhibitor. (Left) REC-3565 showed tumor growth regression as a single agent and when combined with zanubrutinib. N=10 per group mice per group, REC-3565 and zanubrutinib dosed BID. PD evaluated after 5 days BID oral administration of REC-1245 at doses noted. N=3 mice per group in PD portion. N=8 mice per group REC-3565 administered BID PO at doses noted. (Right) REC-3565 has best-in-class potential, especially given REC-3565 has >10 uM vs. <1 uM for other MALT1 inhibitors in clinical development. Development candidate criteria: MALT1 IC50 nM: green <100 nM; yellow >100-<300 nM; red>300 nM; OCI-Ly3 IC50 nM: green <400 nM; yellow >400-<1000 nM; red>1000 nM; UGT1A1 IC50 uM: green >10 uM; yellow <10->1 uM; red<1 uM; Caco-2 A2B (efflux): green >5(<3); yellow >1-<5(>3-<10); red <1(>10).19,20
Clinical
EXCELERIZE is a Phase 1 open-label, multicenter, dose escalation study designed to evaluate the safety, tolerability, PK, PD and preliminary anti-tumor activity of REC-3565 in patients with R/R B-cell malignancies. Part A will assess monotherapy dosing to identify a recommended dose for combination in Part B, which will evaluate combination regimens to inform future studies in B-cell cancers. Following CTA clearance by the MHRA in December 2024, we anticipate dosing the first patient in the first quarter of 2025.

EXCELERIZE Phase 1 Study Design

Phase 1
Dose Escalation

Q1 2025

Part A
Monotherapy

- N ~30
- REC-3565 PO QD or BID

RD → **Part B**
Combination

Primary Endpoint:
- Safety/tolerability
- RD for combination

Key Eligibility

- Adult patients with relapsed/refractory B-cell malignancies including CLL

Figure 36. EXCELERIZE study design. Phase 1/2 trial to evaluate safety, tolerability, PK, PD and preliminary anti-tumor activity of REC-3565 in patients with R/R B-cell malignancies.
19    Payne, et al. (2024). Combining next-generation BTK and MALT1 inhibitors to enhance efficacy and therapeutic utility in B-cell malignancies [poster]. EORTC-NCI-AACR (ENA) Symposium: PB206.
20    Data on file.

Competitors
We are aware of five active MALT1 inhibitor programs currently in clinical development:
•ABBV-525 (AbbVie/Lupin): In Phase 1/2a trial in R/R B-cell malignancies
•JNJ-6786633 (Johnson & Johnson): Completed Phase 1/1b for NHL/CLL
•MPT-0118 (Monopteros): In Phase 1/1b in solid tumors with a planned Phase 1/2a in combination PD-L1
•SGR-1505 (Schrödinger): In Phase 1 in combination with BTK and BCL2 inhibitors for R/R B-cell lymphomas
•CTX-177/ONO-7018 (Chordia/ONO): In Phase 1 trial for patients with R/R NHL/CLL
REC-4539 for Small-Cell Lung Cancer – Phase 1/2
REC-4539 is an orally bioavailable, highly potent and selective, CNS penetrant, and potential best-in-class LSD1 inhibitor under development for the treatment of small-cell lung cancer (SCLC). LSD1 is an epigenetic regulator that removes methyl groups from histones, thereby controlling the expression of tumor suppressors and oncogenes. By inhibiting LSD1, REC-4539 promotes the reactivation of tumor suppressor pathways and may slow tumor growth or enhance sensitivity to cytotoxic agents. There are currently no LSD1 inhibitors approved by the FDA. In January 2025, the FDA cleared an IND application for ENLYGHT, a Phase 1/2 open-label, multicenter study evaluating REC-4539 patients with advanced SCLC. We expect the first patient to be dosed in the first half of 2025.
Disease Overview
Small-cell lung cancer (SCLC) is a poorly differentiated neuroendocrine tumor, representing roughly 15% of all lung cancer diagnoses. It is commonly categorized as limited stage (LS-SCLC) or extensive stage (ES-SCLC), with the majority of patients presenting with metastatic (extensive) or unresectable disease. SCLC is strongly linked to smoking, tends to grow rapidly, and frequently spreads early. Notably, over 50% of patients eventually develop brain metastases. Despite some improvements in frontline therapy such as chemotherapy plus immunotherapy, treatment options after progression remain limited. Median survival in ES-SCLC is poor, with a 5-year overall survival rate of approximately 3%. Across the US and EU5, more than 45,000 patients have a treatable Stage III/IV SCLC each year.
Within SCLC, LSD1 plays a key epigenetic role by demethylating histones that regulate critical tumor suppressor genes. Inhibiting LSD1 can reverse this epigenetic repression, upregulating pathways such as NOTCH, that promote differentiation of neuroendocrine tumor cells into a more quiescent state, potentially sensitizing them to cytotoxic therapies. However, effective LSD1 inhibition requires a reversible, brain-penetrant molecule with a short half-life to minimize risks such as thrombocytopenia. Many LSD1 inhibitors have failed to achieve these parameters, particularly brain penetration and controlled on-target effects, highlighting the unmet need that REC-4539 aims to address.
Insight from Recursion OS
Developing a selective LSD1 inhibitor for SCLC requires a reversible mechanism, a short half-life to minimize on-target toxicity (e.g., thrombocytopenia), and the ability to penetrate the blood-brain barrier to address frequent metastases. Many existing LSD1 agents fail to meet these criteria, resulting in dose-limiting toxicity and poor CNS exposure. Using our AI-driven, multi-parameter optimization approach, we generated and screened diverse chemical scaffolds for potency, selectivity, ADME properties, and CNS penetration. Active learning identified counterintuitive yet informative compounds, enabling a rapid design breakthrough. As a result, we created REC-4539 – a potent, selective, reversible, brain-penetrant, and potential best-in-class LSD1 inhibitor with a short predicted half-life. We believe these key attributes provide competitive differentiation for REC-4539 versus prior LSD1-targeted molecules.
Preclinical
REC-4539 demonstrated potent anti-tumor activity across multiple preclinical models, including the NCI-H1417 human SCLC xenograft. In this model, dose-dependent tumor regression correlated with a corresponding decrease in the neuroendocrine tumor biomarker progastrin-releasing peptide (proGRP). Additionally, REC-4539 treatment was well-tolerated, with minimal impact on platelet counts.

Figure 37. REC-4539 preclinical assessment in SCLC xenograft model. (Left) REC-4539 induces dose dependent tumor regression in the NCI-H1417 SCLC cell line derived xenograft mouse model. BALB/c mice, REC-4539 dosed BID, 28 day study. (Right) REC-4539 induces dose dependent tumor reductions in plasma proGRP. BALB/c mice, REC-4539 dosed BID, 28 day study.21,22
Clinical
ENLYGHT is a Phase 1/2, open-label, multicenter study designed to evaluate the safety, tolerability, and preliminary efficacy of REC-4539 in patients with SCLC. The FDA cleared an IND application in January 2025, and we expect the first patient to be dosed in the first half of 2025. Phase 1 will include both monotherapy dose escalation and REC-4539 combination with durvalumab, determining safety, tolerability, and a recommended dose. Phase 2 will focus on dose optimization for both monotherapy and combination arms, followed by expansion to further assess efficacy.

ENLYGHT: Phase 1/2 Study Design

CURRENT STAGE

Part 1
Monotherapy

Part A
- Monotherapy (N ~50)

RP2D → **Phase 2**
Dose Optimization

- N ~40 Combination with durvalumab

Part B
- Combination with durvalumab (N~30)

Primary Endpoint:
- Safety/tolerability
- Recommended dose

Secondary Endpoint:
- PK/PD

Key Eligibility

- R/R ES-SCLC after at least one platinum-containing chemo, or where standard therapy is refused
- LS-SCLC with disease progression after prior completion of definitive treatment

Figure 38. ENLYGHT study design. Phase 1/2 trial design to assess the safety, tolerability, and recommended dose of REC-4539 with dose escalation as monotherapy and in combination with durvalumab.
21    Payne, et al. (2023). Characterizing Antitumor Responses to EXS74539, a Novel, Reversible LSD1 Inhibitor with Potential in Small-cell Lung Cancer [poster]. American Association for Cancer Research (AACR) Annual Meeting: 6290.
22    Data on file.

Competitors
We are aware of three LSD1 inhibitor programs in various stages of clinical development:
•Bomedemstat (Merck): In Phase 3 trial in essential thrombocythemia (ET), a Phase 2 study in myelofibrosis (MF) and polycythemia vera (PV), and a Phase 1 study in AML (in combination with venetoclax); previously terminated Phase 1/2 SCLC trial in combination with PD-L1 maintenance
•Iadademstat (Oryzon): In Phase 2 for relapsed/refractory (R/R) SCLC and extrapulmonary high-grade NETs (in combination with paclitaxel), as well as a Phase 1b/2 trial in first-line extensive-stage SCLC (ES-SCLC) in combination with a checkpoint inhibitor; further trials are ongoing in AML
•JBI-802 (Jubilant Life Sciences): In Phase 1/2 basket study, with expansion cohorts planned in SCLC, neuroendocrine prostate cancer (NEPC), and other NETs
REC-994 for Cerebral Cavernous Malformation – Phase 2
REC-994 is an orally bioavailable superoxide scavenger under development as a potential first-in-disease therapy for symptomatic cerebral cavernous malformation (CCM). CCMs are rare neurovascular lesions characterized by abnormal capillary-venous structures, recurrent bleeding, and stroke-like symptoms. REC-994 emerged from an early version of Recursion’s phenotypic platform, showing robust rescue in CCM2-deficient endothelial cells. In animal models, it reduced lesion burden by approximately 50% and improved vascular permeability. Phase 1 studies established its safety and tolerability, supporting the ongoing Phase 2 SYCAMORE trial, which to date has shown encouraging safety and preliminary efficacy signals. With no approved therapies for symptomatic CCM, we plan to consult with the FDA and other regulatory authorities on a path forward for this potential first-in-disease program and plan to share additional updates in 2025. REC-994 has received Orphan Drug Designation (ODD) in the United States and Europe.
Disease Overview
CCM is a neurovascular disorder affecting roughly 360,000 symptomatic individuals in the US and EU5, although actual prevalence may exceed one million due to underdiagnosis. CCM arises from mutations in any of three genes (CCM1, CCM2, or CCM3) that regulate endothelial function. These mutations result in enlarged capillary cavities with no intervening brain parenchyma, placing patients at high risk for seizures, progressive neurological deficits, and life-threatening hemorrhagic strokes. Up to 20% of cases are familial and inherited in an autosomal dominant pattern; sporadic disease makes up the remainder. Surgical resection and stereotactic radiosurgery are the primary interventions, yet many lesions – especially in the brainstem – are not amenable to resection. For approximately 25% of symptomatic cavernomas that occur in the brainstem, such invasive approaches carry substantial risks. Currently, there is no pharmacologic agent that reduces CCM lesion growth or bleeding propensity, highlighting a critical unmet need.
Insight from Recursion OS
Using a CCM2 loss-of-function screen in human endothelial cells, our early phenotypic platform rapidly identified drug candidates capable of reversing disease-relevant phenotypes. REC-994 emerged from this unbiased approach as a potent molecule that modulated CCM pathology in vitro. These discoveries laid the groundwork for preclinical validation and subsequent clinical development, exemplifying how our platform can accelerate therapeutic innovation.
Figure 39: Rescue of structural phenotypes associated with loss of CCM2. Immunofluorescence images of endothelial cells modified with siCTRL, siCCM2, or siCCM2 and treated with REC-994. Cells stained for DNA (blue), actin (green) and VE-cadherin (red). REC-994 demonstrated image-based phenotypic rescue, as analyzed by a machine learning classifier trained on images.23
23    Gibson, et al. (2015). Strategy for identifying repurposed drugs for the treatment of cerebral cavernous malformation. Circulation. 131(3), 289-99.

REC-994 is a therapeutic designed to alleviate neurological symptoms associated with CCM and potentially reduce the accumulation of new lesions with pharmacokinetics supporting once-daily dosing in humans. The putative mechanism of action of REC-994 is through reduction of reactive oxygen species and decreased oxidative stress that leads to stabilization of endothelial barrier function. In addition, REC-994 exhibits anti-inflammatory properties which could be beneficial in reducing disease-associated pathology.
Figure 40. REC-994 mechanism of action and proposed potential therapeutic impact.24
Preclinical
In CCM mouse models (including Ccm1- and Ccm2-deficient strains), chronic REC-994 administration significantly reduced lesion number and size while improving vascular permeability parameters. These data supported further clinical evaluation of REC-994 investigation.
Figure 41. REC-994 reduces lesion severity and vascular permeability defects in CCM loss of function mouse models. (Left) Mice treated with REC-994 demonstrated a statistically significant decrease in the number of small-size lesions, with a trend towards a decrease in the number of mid-size lesions. (Right) REC-994 rescues the dermal permeability defects in Ccm2 endothelial specific knockout mice.25,26
Clinical
Phase 1
Single- and multiple-ascending dose (SAD/MAD) studies in healthy volunteers established the safety, tolerability, and pharmacokinetics of REC-994. The compound was well tolerated with no treatment-related discontinuations or serious adverse events, supporting once-daily dosing for chronic use.
24    Alfa R, et al. (2024). Clinical pharmacology and tolerability of REC-994, a redox-cycling nitroxide compound, in randomized phase 1 dose-finding studies. Pharmacology Research Perspectives. 12(3): e1200.
25    Gibson, et al. (2015). Strategy for identifying repurposed drugs for the treatment of cerebral cavernous malformation. Circulation. 131(3), 289-99.
26    Data on file.

Phase 2 (SYCAMORE)
Initiated in March 2022, the SYCAMORE study is a two-part Phase 2 trial in patients with symptomatic CCM. Part 1 was a 12-month, randomized, double-blind, placebo-controlled comparison of 200 mg or 400 mg REC-994 vs. placebo daily and as of December 31, 2024, was completed. Part 2 is an optional long-term extension (LTE) for eligible participants and is currently ongoing. Approximately 80% of participants who completed 12 months of treatment opted to continue into the long-term extension portion of the study.

Phase 2 Study Design

PART 1
PART 2
Treatment
Follow-up
Screening & Randomization 1:1:1
Enrolled
N=62
400mg
N=21
200mg
N=21
Placebo
N=20
Extension
Study
Ongoing

12 Months Treatment Period
QD Dosing

Visits: Days 1 & 2
Months 1, 3, 6, 9 & 12

Key Eligibility

- MRI-confirmed CCM lesion(s)
- Familial or sporadic
- Symptoms directly related to CCM
- Modified Rankin score ≥1

- **Primary Endpoint:** Safety and tolerability
- **Secondary Endpoint :** neurologic disability (mRS), Patient-reported outcomes, disease-associated symptoms, MRI-or CT-related hemorrhagic events, pharmacokinetics
- **Exploratory:** Lesion volume change, Hemosiderin ring changes, and Biomarkers

Figure 42. SYCAMORE Phase 2 study schema. Phase 2 trial design to assess the efficacy and safety of REC-994 in patients with symptomatic CCM. There was no patient enrichment by symptom, nor stratification. 13 US sites were enrolled in 18 months. Secondary and exploratory endpoints were not statistically powered.
Topline 12-month data from Part 1, shared in September 2024 and at the ISC annual meeting in February 2025, showed that REC-994 met its primary endpoints of safety and tolerability, in-line with Phase 1 results and with no new safety signals observed. Adverse events were similar between treatment and placebo groups. Common adverse events that occurred in ≥10% of patients included: dizziness, headache, back pain, constipation, COVID-19. There were no SAEs attributed to REC-994 or treatment-related adverse events leading to discontinuation. Data is highlighted in the table below.
Figure 43: Summary of Treatment Emergent Adverse Events from 12-month data in Part 1 of Phase 2 Study. In the REC-994 400 mg arm these consisted of dizziness, rash, anemia, nausea and peripheral edema. In the placebo arm these consisted of dizziness and erythema multiforme. Across both arms, TEAEs related to study drug were Grade 1 or 2. TEAE=treatment-emergent adverse event.27
27    SYCAMORE data on file.

Secondary and exploratory endpoints were centered around MRI assessments. These evaluations were performed by a single, blinded, central neuroradiologist according to a study specified protocol. Up to 10 of the most relevant CCM lesions were captured and evaluated longitudinally. Key aspects measured were lesions size, location, and acuteness of hemorrhage, if present.
An exploratory efficacy endpoint assessed lesion volume size and the changes from baseline to month 12. Patients receiving REC-994 400 mg showed an absolute mean decrease in total lesion volume of −457 mm3 vs. 61 mm3 increase and 53 mm3 increase in the 200 mg and placebo arms, respectively. Notably, 50% of patients on 400 mg achieved a reduction in total lesion volume versus 28% observed in placebo. Patients treated with 200 mg REC-994 had similar changes in lesion volume compared to placebo.
Figure 44. Change in total lesion volume from baseline to 12 months across all patients. Analysis of change from baseline between treatment and placebo in lesion volume (LV) at month 12 for REC-994 200 mg (p=0.912) and REC-994 400 mg (p-0.089) assessed by mixed model for repeated measures (MMRM) analysis.28
Further exploratory analyses suggested functional improvement in patients who received REC-994 400 mg as evaluated by the Modified Rankin Scale (mRS) score from baseline to month 12. The mRS is widely recognized and approved by the FDA as a clinically meaningful endpoint for assessing functional outcomes in acute stroke trials. A single point change on the mRS is clinically relevant, with the agency previously utilizing the scale as an endpoint in Phase 3 studies. At baseline, patients who received 400 mg REC-994 had a greater proportion of mRS scores ≥ 3, including an mRS score of 4-5, indicating that at the start of study these patients had worse clinical function compared to the placebo arm. Following 12 months of treatment, patients who received 400 mg REC-994 demonstrated trends toward improvement and/or stabilization of symptoms compared with the placebo arm, which observed trends towards functional decline.
Figure 45. Summary of modified Rankin Scale Score at 12 Months for all lesions. All patients at baseline were required to have mRS >1. These observations are exploratory in nature and while not powered for statistical significance, we observed patterns that merit further investigation, and also observed a few patients transitioning down to mRS scores of 0. A single point change on the mRS is clinically relevant.29,30
28    Burkhardt, et al. (2025). The SYCAMORE Study Results: First Randomized, Placebo-Controlled Phase 2 Trial in Symptomatic Cerebral Cavernous Malformation (CCM) Evaluating REC-994 [late-breaking abstract]. International Stroke Conference (ISC); LB6
29    Burkhardt, et al. (2025). The SYCAMORE Study Results: First Randomized, Placebo-Controlled Phase 2 Trial in Symptomatic Cerebral Cavernous Malformation (CCM) Evaluating REC-994 [late-breaking abstract]. International Stroke Conference (ISC); LB6
30    Broderick, et al. (2017). Evolution of the Modified Rankin Scale and Its Use in Future Stroke Trials. Stroke. 48(7):2007-2012.

Given the high unmet need in patients with brainstem lesions, where lesion volume can influence symptomatology, we evaluated lesion volume changes and mRS scores in this specific patient cohort. Patients on 400mg REC-994 had a −256mm3 reduction in absolute mean change in lesion volume. In contrast, placebo patients had a 23mm3 decrease in absolute mean change from baseline to month 12. Notably, 50% of patients on 400 mg also showed a reduction in total lesion volume versus 27% in the placebo arm. When evaluating the mRS score for this subgroup, a similar trend in improvement or stabilization in the REC-994 400mg arm was observed while patients in the placebo arm appeared to trend worse.
Figure 46. Summary of Total Lesion Volume at 12 months for Brainstem Only. Analysis of change from baseline between treatment and placebo for lesion volume (LV) at month 12 for REC-994 200 mg (p=0.987) and REC-994 400 mg (p-0.449) assessed by mixed model for repeated measures (MMRM) analysis.31
Additional secondary and exploratory analyses are summarized below:
•Time-dependent reductions in hemosiderin ring size observed in the 400 mg arm as compared to 200 mg and placebo
•Seizure frequency appeared to be reduced in the 400 mg arm as compared to 200 mg and placebo arms; however, there was imbalance with respect to seizure history and frequency across the arms
•Incidence of new symptomatic hemorrhage events were comparable across arms and in line with natural history studies
•Other PROs including PROMIS29, CCM-HI, NIHSS, SMSS, CGI, and PGI did not demonstrate differences between the treatment arms of the study nor placebo
All efficacy analyses were exploratory in nature and not powered for statistical significance. While we observed patterns that merit further investigation, these data require prospective validation. Approximately 80% of participants completing 12 months of therapy opted to continue in a long-term extension (LTE), which remains ongoing. Given the absence of approved therapies for CCM, we plan to discuss next steps with regulatory authorities and anticipate providing an update in 2025.
Competitors
To our knowledge, the REC-994 program is the first industry sponsored therapeutic program in clinical trials for CCM. If approved, REC-994 would be the first pharmacologic disease-modifying treatment for CCM, one of the largest areas of unmet need in the rare disease space.
We are aware of two other programs currently active in clinical development for CCM:
•NRL-1049 (Neurelis): In Phase 1 SAD study
•RLY-2608 (Relay Therapeutics): Expected to initiate FIH study Q1 2025
REC-2282 for Neurofibromatosis Type 2 - Phase 2/3
REC-2282 is a small molecule potential best-in-class HDAC inhibitor currently under development for the treatment of NF2-mutant meningiomas. In prior clinical trials, the molecule was well tolerated, including in patients who were dosed for multiple years. In contrast to approved HDAC inhibitors, REC-2282 is CNS-penetrant and orally bioavailable. An adaptive, Phase 2/3, randomized, multicenter study is ongoing with Phase 2 data continuing to mature. As of December 31, 2024, enrollment in Phase 2 is complete. Orphan Drug Designation in the US and EU as well as Fast Track Designation in the US were granted to REC-2282 for NF2. Results from the futility analysis (PFS6 rate) of the Phase 2 portion of the study expected in the first half of 2025.
31    SYCAMORE data on file.

Disease Overview
Neurofibromatosis type 2 (NF2) is a rare, inherited tumor syndrome characterized by multiple nervous system tumors, primarily bilateral vestibular schwannomas and meningiomas. This autosomal dominant condition typically manifests in late teens or early 20s, with initial symptoms including unilateral hearing loss and focal neurological deficits. As the disease progresses, patients may experience bilateral hearing loss, facial paralysis, balance issues, and visual problems. Approximately 50% of NF2 patients develop meningiomas, often multiple, with a lifetime risk reaching 75%. Treatment is challenging due to tumor locations that often preclude complete resection, leading to significant morbidity and early mortality. With an estimated 33,000 NF2-driven meningioma patients annually in the US and EU5, there is an urgent need for new treatment approaches to reduce tumor burden and improve patient outcomes. There is currently no cure or approved treatment for NF2-driven meningioma.
Insight from Recursion OS
We selected REC-2282 as a candidate for our NF2 program using our brute-force phenotypic screening approach in NF2-deficent HUVEC cells. REC-2282 was uniquely identified as reversing the cellular and structural defects back to a wildtype like morphological state. The compound demonstrated concentration dependent rescue, showing no significant activity on other tumor suppressors or oncogene knockdown models. These data validated REC-2282’s selective activity, supporting advancement into preclinical studies for NF2 mutant tumors.

REC-2282 demonstrates concentration-dependent reversal of NF2 loss

REC-2282
Side Effect Score
35
30
25
20
15
10
5
0
1.0
Disease Score
Healthy Cells
Disease State

Figure 47. Discovery of REC-2282 in Recursion OS. REC-2282 rescued the high-dimensional disease phenotype as evidenced by a concentration dependent rescue from the disease state to the healthy state.
REC-2282 is an oral, CNS-penetrant pan-HDAC inhibitor with PI3K/AKT/mTOR pathway modulatory activity. With high oral bioavailability, CNS exposure, and no reported cardiovascular liabilities to date, REC-2282 is differentiated over existing HDAC inhibitors for treating NF2 and NF2-mutant CNS tumors. NF2 mutations disrupt merlin, a tumor suppressor that normally inhibits PI3K/AKT/mTOR signaling. REC-2282 targets this pathology by disrupting the PP1-HDAC interaction, suppressing PI3K/AKT signaling to induce cancer cell growth arrest and apoptosis. This mechanism addresses both HDAC-mediated epigenetic dysregulation and NF2-driven pathway hyperactivation.

Plasma Membrane
RTK
Merlin
PI3K
?
P
AKT
PP1
P
mTORC1
eIF4F
PP1
HDAC
Normal cell proliferation and survival
Constitutive activation is independent of extracellular factors and does not respond to biochemical signals that would normally regulate activity
Merlin
P
AKT
P
mTORC1
eIF4F
Cell proliferation and survival
Merlin
AKT
PP1
mTORC1
eIF4F
PP1
HDAC
REC-2282
Cell proliferation and survival

Figure 48. REC-2282 acts on an important pathway in tumor development to inhibit the growth of tumor cells. A potential mechanism of action of REC-2282 in NF2.32
Preclinical
REC-2282 demonstrated potent anti-tumor activity in NF2-relevant models, inhibiting proliferation of vestibular schwannoma (VS) and meningioma cells via AKT inactivation (cell cycle arrest/apoptosis). It suppressed tumor growth in NF2-deficient mouse VS allografts, human VS xenografts (25 mg/kg/day for 45 days), and orthotopic NF2-deficient meningioma models (Ben-Men-1 cells).

Total Flux (photons/s)
9.01E+06
8.01E+06
7.01E+06
6.01E+06
5.01E+06
4.01E+06
3.01E+06
2.01E+06
1.01E+06
1.00E+04
0
1
6
1
2
3
4
5
6
+AR-42 (mo)
+Normal Diet (mo)

Figure 49. REC-2282 prevents growth & regrowth of tumors in the NF2-deficient meningioma mouse model. REC-2282 suppressed the growth of Ben-Men-1-LucB tumor xenografts as measured by tumor bioluminescence.33
32    Adapted from Petrilli and Fernández-Valle. (2016). Role of Merlin/NF2 inactivation in tumor biology. Oncogene, 35(5), 537-48.
33    Burns SS, et al. (2013). Histone Deacetylase Inhibitor AR-42 Differentially Affects Cell-cycle Transit in Meningeal and Meningioma Cells, Potently Inhibiting NF2-Deficient Meningioma Growth. Cancer Res; 73(2), 792-803.

Clinical
Four investigator-sponsored trials (ISTs) of REC-2282 established a 60 mg TIW MTD for solid tumors with manageable cytopenia. In an early Phase 1 pharmacodynamic IST, REC-2282 suppressed aberrant activation of ERK/AKT/S6 pathways in resected human, results which may be potentially difficult to achieve with single pathway inhibitors of ALK or MEK. An adaptive, Phase 2/3, randomized, multicenter study (POPLAR) to evaluate the efficacy and safety of REC-2282 in patients with progressive NF2-mutated meningiomas with underlying NF2 disease and sporadic meningiomas with documented NF2 mutations is currently ongoing. As of December 31, 2024, the Phase 2 portion is fully accrued with 25 adult participants enrolled. Once all 25 subjects complete six months of treatment, a futility analysis will be conducted to determine a go/no-go for the Phase 3 portion of the study. We expect to share this data in the first half of 2025.

POPLAR Phase 2/3 Study Design

REC-2282 Phase 2 Portion
Open-label, 2-arm study

24 Patients
Allocated 1:1

- 40 mg
- 60 mg

Primary Endpoint:
- PFS6

Secondary Endpoint:
- Safety, ORR

Key Eligibility

- MRI-confirmed progressive meningioma
- Sporadic meningioma with confirmed NF2 mutation
- Familial NF2 meningioma
- Have documented progression with past 24 months

Figure 50. POPLAR Phase 2/3 study schema. Phase 2/3 study design to assess the safety, tolerability, and preliminary efficacy of REC-2282 in patients with progressive NF2-mutated meningiomas.
Competitors
We are aware of 4 programs currently in clinical development targeting NF2-driven meningiomas
•Selumetinib (AstraZeneca): Completed Phase 2 single-center study
•VT3989 (Vivace Therapeutics): In Phase 1/2 study
•Brigatinib and Neratinib (Takeda in collaboration with CTF and DFCI): Completed Phase 2 IST
•GSK225609 (Alliance for Clinical Trials in Oncology): Completed Phase 2 IST for meningiomas
REC-4881 for Familial Adenomatous Polyposis (FAP) - Phase 1b/2
REC-4881 is an orally bioavailable, non-ATP-competitive, allosteric small molecule inhibitor of MEK1 and MEK2 currently under development for familial adenomatous polyposis (FAP). REC-4881 was well tolerated in prior clinical studies, demonstrating dose-dependent increases in exposure and pharmacological activity. We are currently enrolling patients in TUPELO, a Phase 1b/2, open-label, multicenter study to evaluate the effect of REC-4881 on polyp burden reduction. Orphan Drug Designation in the US and EU as well as Fast Track Designation in the US were granted to REC-4881 for FAP. We expect to share Phase 2 safety and preliminary efficacy data in the first half of 2025.
Disease Overview
FAP is a rare, inherited tumor predisposition syndrome affecting approximately 50,000 patients in the US and EU5, resulting from heterogeneous mutations in the APC gene, a key negative regulator of the Wnt signaling pathway. FAP is characterized by the progressive development of hundreds to thousands of adenomas in the colon and rectum, with an almost 100% lifetime risk of colorectal cancer by early adulthood if untreated. While prophylactic colectomy during adolescence is the standard of care, many patients continue to develop adenomatous lesions in the rectum/pouch and duodenum sustain cancer risk, necessitating further endoscopic or surgical interventions. In advanced cases, larger adenomas and carcinoma may require localized surgeries, such as radical Whipple procedures, which carry significant morbidity and mortality. Despite this substantial disease burden, no approved therapies currently exist for FAP.

Insights from Recursion OS
REC-4881 was identified as a potential first-in-disease therapy for FAP using a high-content phenotypic screening approach targeting APC-deficient human cells. In this screen, REC-4881 emerged as a potent allosteric MEK1/2 inhibitor that rescued an APC siRNA genetic knockdown-associated morphological phenotype. Compared to other MEK inhibitors, REC-4881 demonstrated a highly selective and concentration-dependent response, suggesting best-in-class potential. As a result, REC-4881 was in-licensed from Takeda and subsequently advanced into preclinical studies.
Figure 51. Discovery of REC-4881 in Recursion OS. Compared to thousands of other molecules tested, REC-4881 rescued phenotypic defects associated with APC siRNA genetic knockdown.
REC-4881 is an orally bioavailable, non-ATP-competitive allosteric inhibitor of MEK1 (IC50: 2-3 nM) and MEK2 (IC50: 3-5 nM) being developed as a potential first-in-disease therapy for FAP. Loss of APC disrupts β-catenin regulation, leading to uncontrolled Wnt signaling, RAS stabilization, and ERK pathway activation, which drives MYC-dependent proliferation. REC-4881 inhibits MEK1/2, and blocks ERK phosphorylation downstream. This reduces MYC expression levels in the cell and potentially restores Wnt pathway control. Given ERK signaling activity in both adenoma epithelium and tumor stroma, as well as frequent MAPK-activating mutations in FAP, MEK inhibition offers a targeted strategy to suppress disease progression.
Figure 52. REC-4881 inhibits APC-mutation induced MAPK signaling to block cell proliferation in the context of FAP. A potential mechanism of action of REC-4881 in cells with loss of function mutations in APC.34
34    Jeon, WJ, et al. (2018). Interaction between Wnt/β-catenin and RAS-ERK pathways and an anti-cancer strategy via degradations of β-catenin and RAS by targeting the Wnt/β-catenin pathway. NPJ Precision Oncology, 2(5).

Preclinical
REC-4881’s activity was validated in tumor cell lines and spheroid models derived from APC-mutant human epithelial tumor cells. In these systems, REC-4881 inhibited spheroid growth and disrupted cellular organization, demonstrating over 1,000-fold selectivity in APC-mutant cells. In a disease-relevant FAP model, ApcMin/+ mice were treated with multiple oral doses of REC-4881 or celecoxib over eight weeks. While celecoxib reduced polyp formation by approximately 30% compared to vehicle, REC-4881 treatment led to a reduction of 50% (1-3 mg/kg), and 70% (10 mg/kg). Mice that were treated with 10 mg/kg REC-4881, the highest dose tested, exhibited an approximately 70% reduction in total polyps. Histological analysis of gastrointestinal tissues further revealed that, unlike celecoxib, which primarily affected benign polyps, REC-4881 significantly reduced both benign polyps and high-grade adenomas. These findings suggest that REC-4881 not only limits early polyp formation but may also inhibit progression to advanced adenomas, highlighting its potential to address both pre- and post-colectomy FAP populations.

Mean Polyps Per Group
p<0.0001
p=0.0029
p=0.0017
p=0.006
p=0.048
Total Polyp Count (+/- SEM)
40
30
20
10
0
Start of dosing
Vehicle
Celecoxib (ctrl)
REC-4881 (1 mg/kg)
REC-4881 (3 mg/kg)
REC-4881 (10 mg/kg)

% Pre-Cancerous Polyps
High Grade Adenomas (%)
150
100
50
0
Vehicle
Celecoxib
REC-4881 1 mg/kg
REC-4881 3 mg/kg
REC-4881 10 mg/kg

Figure 53. REC-4881 reduces GI polyp count and pre-cancerous, high-grade adenomas in the ApcMin/+ mouse model of FAP. GI polyp count (left) and the percentage of high-grade adenomas (right) after oral administration of indicated dose of REC-4881, celecoxib, or vehicle control for 8 weeks. Polyp count at the start of dosing reflects animals sacrificed at the start of study (15 weeks of age). P < 0.001 for all REC-4881 treatment groups vs. vehicle control. Quantification of high-grade adenomas versus total polyps was based on blinded histological review by a pathologist. While celecoxib reduces benign polyps, most remaining lesions are high-grade adenomas. By contrast, REC-4881 reduces both polyps and high-grade adenomas.35
Clinical
REC-4881 has been evaluated in multiple clinical studies, demonstrating a well-tolerated safety profile and pharmacological activity.
Phase 1 Oncology Studies
In a prior dose-escalation study (C20001) conducted by Millennium Pharmaceuticals in 51 participants with non-hematologic malignancies, REC-4881 (formerly TAK-733) was administered at doses ranging from 0.2 mg to 22 mg once daily. The maximum tolerated dose (MTD) was determined to be 16 mg. The most common adverse events (AEs) were rash (67%), and treatment-related serious adverse events (SAEs) were infrequent. No unexpected safety concerns emerged, and pharmacokinetic analyses showed a less-than-dose proportional increase in exposure.
REC-4881-101 (Healthy Volunteers)
We conducted a Phase 1 study to evaluate the safety and pharmacokinetics of REC-4881 in 25 healthy participants receiving single doses of 4 mg, 8 mg, and 12 mg. REC-4881 was well tolerated, with no SAEs or dose-related safety concerns. The most common treatment-emergent adverse events (TEAEs) were mild and self-limiting, including transient blurred vision and vitreous floaters. No QTcF abnormalities were observed.
35    Data on file.

TUPELO (Phase 1b/2 in FAP)
We are currently enrolling patients in TUPELO, a Phase 1b/2 open-label, multicenter study evaluating the efficacy, safety, pharmacokinetics, and pharmacodynamics of REC-4881 in FAP. Part 1 assessed safety, tolerability, and pharmacokinetics in FAP patients receiving 4 mg once daily for 14 days. REC-4881 was generally well-tolerated, with a safety profile consistent with other MEK inhibitors. Preliminary pharmacodynamic data suggests the 4 mg dose is pharmacologically active in FAP. Part 2 will evaluate efficacy, safety, and pharmacokinetics in post-colectomy FAP patients with confirmed germline APC mutations. Participants will receive once-daily REC-4881 for three months. Safety and preliminary efficacy data from Part 2 are expected in the first half of 2025.

TUPELO Phase 1b/2 Study Design

REC-4881 Phase 1b
Dose Escalation (N≤18)

- 4mg
- 8mg
- 12mg

→ *RP2D* →

Phase 2
Dose Expansion (N=30)

Study Objectives:

- Identify RP2D
- Safety/tolerability
- Reduction in polyp burden at week 12

Key Eligibility

- Confirmed *APC* mutation
- ≥ 55 years old
- Post-colectomy/proctocolectomy
- No cancer present
- Polyps in upper and lower GI

Figure 54. Phase 1b/2 study schema for REC-4881. Phase 1b/2 clinical study to assess the efficacy, safety, and pharmacokinetics of REC-4881 in patients with classical Familial Adenomatous Polyposis (FAP)
Competitors
We are aware of seven other currently active programs in clinical development for FAP:
•ALFA (SLA Pharma/KD Pharma): In Phase 3 trial in patients with confirmed APC mutations post-colectomy
•Flynpovi (Panbela Therapeutics): In Phase 3 combination therapy targeting lower GI disease in FAP
•eRapa (Biodexa Pharmaceuticals): Planned Phase 3 for FAP
•TPST-1495 (Tempest Therapeutics): Planned Phase 2 trial in FAP
•Lapatinib (Johnson & Johnson): Completed Phase 1 trial in FAP
•ST-316 (Sapience Therapeutics): In Phase 1/2 with dose expansion study ongoing in colorectal cancer
•ZKN-013 (Almirall/Eloxx Pharmaceuticals): In Phase 1 trial that includes an FAP cohort
REC-3964 for Prevention of Recurrent Clostridioides Difficile Infection - Phase 2
REC-3964 is an orally bioavailable, non-antimicrobial, small molecule designed to prevent recurrence of Clostridioides difficile (C.diff) infection (rCDI) and serve as a secondary prophylactic therapy in high-risk patients. Unlike antibiotics, which can further disrupt gut microbiota and contribute to relapse, REC-3964 selectively targets C. difficile toxin B without affecting the host. Identified using Recursion’s AI-driven phenotypic screening platform, REC-3964 demonstrated potent toxin inhibition and barrier restoration in preclinical studies. A Phase 1 study established its safety, tolerability, and pharmacokinetics, supporting the initiation of the ALDER Phase 2 trial in Q3 2024. This trial is evaluating REC-3964’s ability to reduce recurrence rates in patients recovering from a recent C. diff infection. We expect to share preliminary data in the first quarter of 2026.
Disease Overview
C. diff is a significant cause of antibiotic-associated diarrhea, leading to severe colitis and potentially fatal outcomes. Annually, over 730,000 cases are reported in the U.S. and EU5, with approximately 29,000 deaths in the U.S. alone. Standard antibiotic treatments can disrupt the gut microbiome, resulting in recurrence rates of 20 to 30% after initial infection, increasing to 40% after the first recurrence and 45–65% after multiple recurrences. This escalating pattern underscores the urgent need for novel therapeutic approaches that address rCDI.

Insight Recursion OS
Leveraging the Recursion OS, we identified REC-3964 as a new chemical entity that selectively inhibits the glucosyltransferase activity of C. difficile toxin B. This non-antibiotic approach was discovered through a high-content phenotypic screen, where REC-3964 demonstrated potent reversal of toxin-induced cellular damage in HUVEC. We drove SAR and optimization of REC-3964 directly on the platform and subsequently advanced the molecule into preclinical studies.
Figure 55. REC-3964 rescued the phenotype of human epithelial cells treated with C. difficile toxin. REC-3964 was identified as demonstrating concentration-responsive rescue in HUVEC cells treated with C. difficile toxin B on Recursion’s phenomics platform.
Preclinical
REC-3964 was validated in orthogonal functional assays including the electrical cell-substrate impedance sensing (ECIS) assay where it demonstrated concentration-dependent activity in blocking toxin-mediated barrier disruption. In a hamster model of C. diff, REC-3964 treatment significantly prolonged survival compared to bezlotoxumab and control groups, indicating its potential to reduce both initial infection severity and recurrence rates.
Figure 56. REC-3964 selectively inhibits the toxin’s innate UDP-glucose glucosyltransferase. (Left) Autocatalytic event releases C. difficile toxin’s glucosyltransferase enzymatic domain into the infected cell, which locks Rho family GTPases in the inactive state. Inactivation of Rho GTPases alters cytoskeletal dynamics, induces apoptosis and impairs barrier function which drives the pathological effects of C. difficile infection. (Right) REC-3964 binds and blocks catalytic activity of the toxin’s innate glucosyltransferase with no effect on the host protein.36
36    Awad, MM. et al. (2014). Clostridium difficile virulence factors: Insights into an anaerobic spore-forming pathogen. Gut Microbes. 5(5), 579-593.

REC-3964 significantly extended survival vs. bezlotoxumab alone at the end of treatment (p<0.001, log rank test)

End Of Treatment
End Of Study
Survival (%)
100
80
60
40
20
0
0
2
4
6
8
10
12
14
Days Post Infection
Vancomycin
Vehicle
Bezlotoxumab
REC-3964

N=10 hamsters per group. *C. difficile* strain 630, Data on File Data on File

Figure 57. REC-3964 in vivo efficacy in a CDI hamster model. REC-3964 was administered at 200 mg/kg by oral gavage twice daily for 7 consecutive days along with groups for vehicle and vancomycin (50 mg/kg, QD). Bezlotoxumab was administered at 10 mg/kg BID 2 days prior to inoculation with C. difficile (strain 630). N=10 hamsters per group. Clinical observations were conducted from Day 0 to Day 7, with surviving animals monitored until Day 14. REC-3964 demonstrated a significant difference in the probability of survival vs. bezlotoxumab at the end of treatment (p<0.001, log-rank test).37
Clinical
REC-3964 has been evaluated in a Phase 1 study in healthy volunteers and is currently being investigated in the ALDER Phase 2 trial for rCDI.
Phase 1 (Healthy Volunteers)
A Phase 1 study assessed the safety, tolerability, and pharmacokinetics of REC-3964 in 90 healthy participants, including a cohort of elderly subjects (>65 years). REC-3964 was well tolerated at single doses up to 1,200 mg and multiple doses up to 900 mg, with no serious adverse events (SAEs), discontinuations, or deaths. The most common treatment-emergent adverse events (TEAEs) were mild and included fatigue, headache, and abdominal distension, with similar rates between REC-3964 and placebo groups. Pharmacokinetics demonstrated dose-proportional exposure with a 7 to10 hour half-life, supporting twice-daily (BID) dosing. No clinically significant effects on ECG parameters, vital signs, or laboratory markers were observed. Results were presented at the 6th Edition of the World Congress on Infectious Diseases in June 2024.
Phase 2 (ALDER – Ongoing, Initiated Q3 2024)
The ALDER study is a Phase 2 open-label, multicenter trial evaluating REC-3964 as secondary prophylaxis therapy in patients recovering from an initial C. diff infection. Participants will be randomized 2:1:1 to receive 500 mg or 250 mg BID for 28 days, compared to an observational cohort. The primary endpoints are safety, tolerability, and recurrence rates of rCDI. A Phase 2 data update is expected in the first quarter of 2026. To our knowledge, REC-3964 is the first orally bioavailable, non-antibiotic, C. diff toxin inhibitor that selectively targets bacterial toxin, while sparing the host.
37    Stiles, et al. (2024). REC-3964, a First-in-Class Molecule for the Prevention of Recurrent Clostridioides difficile Infection [poster]. World Congress on Infectious Diseases. 6th edition.

ALDER

Phase 2 Study Design

REC-3964 Phase 2
Open-label, 2-arm study

Patients with confirmed CDI
Vancomycin
Orally for 14 days
R
2:1:1
N=80
Patients with symptom resolution
REC-3964
500 mg orally BID
REC-3964
250 mg orally BID
Observational

Key Eligibility

- High-risk of CDI
- ≥3 bowel movements in 24 hours
- Confirm CDI using EIA (toxin)
- No fulminant CDI
- No history of chronic diarrheal illness due to other causes

Primary Endpoint:
- Rate of recurrence

Secondary Endpoint:
- Additional efficacy measures
- Safety/tolerability
- PK

Figure 58. Planned Phase 2 study schema of REC-3964 for prevention of rCDI. Phase 2 open-label, multicenter clinical study to assess the safety, tolerability, PK, and efficacy of REC-3964 at two dose levels. Enrollment criteria include (1) High risk for rCDI; (2) C. difficile associated diarrhea with confirmation of toxin positivity (3) No fulminant CDI; (4) No history of chronic diarrheal illness due to other causes. The primary endpoints are safety, tolerability, and efficacy as determined by the rate of reduction of rCDI after initial clinical cure with vancomycin.
Competitors
There are a number of approved drugs for the treatment and prevention of C. difficile infection.
•Vancomycin, Fidaxomicin (Merck), and Metronidazole: Most commonly prescribed antibiotics; however, the efficacy of antibiotic therapy decreases with each recurrence
•Bezlotoxumab (Merck): Approved for reducing CDI recurrence in patients receiving antibiotics who are at high-risk for CDI recurrence
•RBX2660 (Ferring) and SER-109 (Seres Therapeutics): Approved stool derived microbiome products used for recurrent CDI prevention, following antibiotic treatment
We are aware of seven currently active programs in clinical development for the prevention of recurrent C. difficile infection:
•VE303 (Vedanta Biosciences): In Phase 3 study for 14-day course in patients with ≥ 1 prior occurrence of CDI, including a high-risk for recurrence population along with an open-label extension if recurrence of CDI occurs during study
•NTCD-M3 (Sebela Pharmaceuticals/Destiny Pharma): In Phase 3 planning stages for naturally occurring non-toxigenic strain of C. difficile
•LMN-201 (Lumen Bioscience): In Phase 2 study in patients newly diagnosed with CDI planning to receive antibiotic treatment
•CRS3123 (Crestone): In Phase 2 study assessing two different doses compared to vancomycin
•IMM-529 (Immuron): In Phase 2 study for primary and recurrent CDI
•OraCAb (MicroPharm): In Phase 2 planning stages to assess oral immunotherapeutic for primary and recurrent CDI
•AZD5148 (AstraZeneca): In Phase 1 study assessing the anti-toxin B neutralizing mAb injectable for the reduction of CDI recurrence
Selected Preclinical Programs:
•REV102 a potential first-in-class and best-in-class ENPP1 inhibitor for Hypophosphatasia (HPP)
•REC-4209, a potential first-in-class NCE for the treatment of Idiopathic Pulmonary Fibrosis (IPF)

REV102 for Hypophosphatasia – IND Enabling
In 2019, Recursion (formerly Exscientia) and Rallybio established a co-development and co-ownership joint venture to apply AI-driven drug discovery to rare diseases. Using Recursion’s generative AI platform, Gambit, we identified ectonucleotide pyrophosphatase/phosphodiesterase 1 (ENPP1) as a target for the treatment of Hypophosphatasia (HPP). ENPP1 catalyzes the production of inorganic pyrophosphate (PPi), exacerbating the mineralization imbalance in HPP patients. Inhibiting ENPP1 offers a novel therapeutic approach to restoring PPi balance, promoting proper bone formation. This led to the discovery and development of REV102, a selective, orally bioavailable ENPP1 inhibitor optimized for chronic dosing with high potency and a favorable safety profile. As of December 31, 2024, REV102 has advanced to development candidate status, with IND-enabling studies expected in 2025. If successful, REV102 could provide the first oral treatment for juvenile-onset and adult HPP, addressing the limitations of enzyme replacement therapy (ERT) and expanding treatment options for patients with unmet needs.
Disease Overview
HPP is a rare genetic disorder caused by ALPL mutations, leading to deficient tissue-nonspecific alkaline phosphatase (TNAP) activity and PPi, a potent inhibitor of bone mineralization. PPi accumulation disrupts hydroxyapatite formation, resulting in skeletal deformities, fractures, and premature tooth loss. HPP severity varies from severe early-onset cases, presenting in infancy with life-threatening complications, to juvenile-onset and adult forms, which cause progressive fractures, pain, and mobility issues. Current treatment is limited to enzyme replacement therapy (ERT), and is associated with frequent injections, immunogenicity, and costs exceeding $1 million per year. By selectively inhibiting ENPP1, REV102 aims to restore physiological mineralization by normalizing PPi levels, offering a non-immunogenic, oral alternative to ERT. With an estimated 7,800 diagnosed HPP patients at birth in the US and EU5, REV102 has the potential to expand treatment access to underserved patients.
Insight from Recursion OS
Using our GenAI platform, we designed REV102, a potential first-in-class and best-in-class orally bioavailable and highly selective ENPP1 inhibitor for HPP. Our proprietary generative AU design algorithm, Gambit, guided precision optimization, incorporating rigorous 3D and 2D constraints to ensure high potency and suitability for lifelong chronic dosing. This AI-driven approach allowed the discovery of a structurally distinct compound with strong target engagement, designed to restore PPi homeostasis and improve bone mineralization in juvenile-onset and adult HPP patients.
Preclinical
In preclinical studies, our first-generation tool compound, REV101, demonstrated improved bone mineralization in HPP mouse models. Bone morphometry analysis showed that L3 vertebrae in treated HPP mice reached mineralization levels comparable to wildtype mice, while trabecular regions of the distal femur exhibited slight improvement. Notably, REV101 significantly reduced plasma PPi levels by approximately 30%, restoring them to wildtype levels after 100 days of dosing. These findings validate ENPP1 inhibition as a viable therapeutic approach for HPP and informed the design and optimization of REV102 for clinical development.
Figure 59. (Left) ENPP1 inhibition results in improved mineralization in mouse models of HPP. Alpl-/Prx1 mouse model. 2D Bone morphometric analysis of trabecular bones was performed on Von Kossa-stained sections using the Kawamoto’s film method. (Right) ENPP1 inhibition reduces PPi levels to those of wild-type mice. Alpl-/Prx1 in an adult-onset HPP mouse model. Plasma levels of PPi following 100 days of dosing.38
38    Narisawa, et al. (2024). ENPP1 Inhibition as a Therapeutic Approach for Later-onset Hypophosphatasia [late breaking poster]. American Society for Bone and Mineral Research (ASBMR) Annual Meeting.

REC-4209 for Idiopathic Pulmonary Fibrosis (IPF) – IND Enabling
Recursion identified REC-4209, a potential first-in-class, orally bioavailable immuno-mesenchymal modulator for idiopathic pulmonary fibrosis (IPF) using phenotypic screening of human PBMC-derived fibrocytes. This approach uncovered Target Epsilon, a novel regulator of fibrotic diseases. REC-4209 selectively modulates fibrocytes, fibrotic macrophages, and adaptive immune cells, offering a potential disease-modifying approach distinct from current therapies. REC-4209 is currently undergoing IND-enabling studies in preparation for clinical development.
Disease Overview
IPF is a chronic, progressive interstitial lung disease characterized by fibrotic remodeling of lung tissue, leading to irreversible respiratory decline. The disease affects approximately 3 million patients globally, with incidence rising significantly in individuals over 50 years old. Fibroblast accumulation, myofibroblast activation, and excessive extracellular matrix deposition contribute to progressive lung volume loss and impaired gas exchange. Repeated epithelial injury, coupled with immune dysregulation and fibroblast dysfunction, drives self-perpetuating fibrosis in IPF. Current antifibrotic therapies, nintedanib and pirfenidone, only slow disease progression, leaving an urgent unmet need for disease-modifying treatments that restore tissue integrity.
Figure 60. Phenotypic screening assay. Differentiation of human PBMCs into fibrocytes can be reversed by Pentraxin-2, a tissue repair protein, to mimic a healthy state. Small molecules are identified which rescue disease state to healthy state.
Insight from Recursion OS
We developed a PBMC-derived fibrocyte phenotypic screen to model fibrotic disease and identify novel therapeutic targets in an unbiased manner. This approach identified multiple small molecules capable of mimicking the effects of pentraxin-2 (PTX-2), an endogenous anti-fibrotic protein involved in monocyte differentiation and macrophage polarization. Combining our inferential search capabilities within the Recursion OS, we uncovered Target Epsilon, a novel regulator of immuno-mesenchymal cell function. Biochemical validation confirmed small molecule binding to Target Epsilon, leading to the identification and optimization of REC-4209, a potent and selective compound designed to reverse fibrosis by restoring immune-mesenchymal homeostasis.
Figure 61. Target and compound identification and validation related to Target Epsilon. (1) Disease Score of 1.0 reflects “disease state” while disease score of 0.0 reflects “healthy state”; (2) cosine similarity between REC-1169575 and genetic knockout of Epsilon is the cosine of the angle between the two vectors in high-dimensional space. Values near 1.0 suggest the angle between perturbations is near 0° and is interpreted as directionally phenosimilar; and (3) Target Epsilon NanoBRET assay.39
39    Data on file.

Preclinical
REC-4209 demonstrated potent activity in phenotypic reversal assays, with an EC50 of 0.40 µM in fibrocyte rescue and an IC50 of 12 nM to Target Epsilon. In digital tolerability studies, REC-4209 was well tolerated in C57BL/6 mice at doses up to 300 mg/kg/day (PO, 6 days), with no significant effects on body weight, breathing rate, motion, or body temperature. In a rodent fibrosis model, REC-4209 significantly reduced collagen deposition, a key histological marker of fibrosis. These findings support REC-4209’s potential to halt fibrotic progression, positioning it as a novel disease-modifying therapy for IPF.

Total Lung Collagen
Lung OHP (ug/lung)
5,000
4,000
3,000
2,000
1,000
0
****
****
****
****
Control
Vehicle
0.03
0.1
0.3
REC-4209 mg/kg (PO, BID)
+ Bleomycin

Figure 62. REC-4209 reduces collagen in a mouse model of fibrosis. REC-4209 at low doses reduces total lung collagen by 45% to 60% versus vehicle treated mice. Groups (n=10 per group; n=6 in control) compared to vehicle. ****p<0.0001; one-way ANOVA with Tukey’s multiple comparison test. Data reflects mean ± 95% CI.40
Therapeutics Partnerships: Driving Innovation Across Multiple Diseases
At the core of Recursion’s mission is the pursuit of breakthrough therapeutics for patients. Recursion collaborates with leading pharma partners to explore a wide range of disease areas—including fibrosis, neuroscience, oncology, immunology, and inflammation. Together, these partnerships aim to identify novel targets and therapeutic candidates spanning small molecules, large molecules, gene therapies, and cell therapies.
Each partnership is designed to advance therapeutic development, with multiple pathways to success:
•Novel Therapeutics: By leveraging Recursion’s comprehensive maps of biology capabilities, large compound libraries are rapidly screened, uncovering differentiated therapeutics without preconceived target hypotheses. This approach allows Recursion to identify unique solutions that address significant medical needs. With our newly added precision chemistry capabilities, we can support our partners towards potential first-in-class and best-in-class therapies.
•Novel Targets: Recursion’s platform’s ability to profile diverse biological perturbations—including genetic factors—enables the discovery of novel druggable targets. Recursion then collaborates with partners to transform these insights into promising therapeutic candidates.
Recursion’s strategic business combination with Exscientia has significantly expanded its partnership value, bringing leaders like Sanofi and Merck KGaA into the fold. To date, Recursion has secured $450 million in upfront milestone payments, with the potential to unlock over $20 billion in additional milestones before royalties. These high-impact collaborations not only generate near-term financial value but also leverage Recursion’s combined capabilities in biology, precision chemistry, and automated synthesis to accelerate the development of transformative therapies.
By collaborating with top-tier biopharmaceutical companies, Recursion gains access to invaluable knowledge from some of the most experienced teams in the industry. Together, with Recursion’s AI-driven platforms, proprietary data, and deep scientific expertise we continuously drive innovation, expand patient impact, and revolutionize the treatment of complex diseases. Below are some of the latest milestones reflecting this exciting momentum.
40    Data on file.

Key Highlights
Roche and Genentech
In December 2021, we entered into a multi-year, strategic collaboration with Roche and Genentech in key areas of neuroscience and an oncology indication. Through the partnership, we are working with both Roche and Genentech's R&D units to leverage our Recursion OS and Maps of Biology, along with extensive single-cell perturbation screening data from Roche and Genentech, to rapidly identify novel biological relationships to initiate and advance therapeutic programs. Together we may initiate up to 40 programs over a decade or longer.
•Gastrointestinal-Oncology Advancements: In partnership with Roche and Genentech, we generated multiple whole-genome phenomaps with chemical perturbations across various disease-relevant cell types, enabling deeper insights into how different cellular contexts respond to gene knockouts and chemicals.
•Neuro-specific CRISPR KO Phenomap: In partnership with Roche and Genentech, we’ve developed the first whole-genome CRISPR knockout map in neural iPSC cells, providing valuable data to identify potential new targets in neuroscience, an area with limited new discoveries.
•Milestones and Collaboration: The neuroscience phenomap work led to the exercise of a $30M option from Roche and Genentech in August 2024, and we’re moving forward with target validation projects.
Figure 63. Under our collaboration with Roche & Genentech, we are creating multimodal maps of cellular biology to elucidate novel targets and starting points.
Sanofi
In January 2022, we entered into a strategic research collaboration with Sanofi to develop an AI-driven pipeline of precision-engineered, small molecule medicines. Through this collaboration, we are using our end-to-end integrated platform to discover and advance up to 15 novel targets in the oncology and immunology therapeutic areas. As part of this agreement, we received an upfront cash payment of $100 million, with the potential to receive up to $5.2 billion in total aggregate milestone payments plus tiered royalties.
•Immunology & Oncology Achievements: in 2024, we reached milestones in two programs, generating $15M in aggregate payments from Sanofi in 2024.
Bayer
In November 2023, we announced an updated collaboration with our established partner, Bayer, for a select set of precision oncology programs. The collaboration will leverage our state-of-the-art capabilities to initiate and advance the identification of novel therapeutic targets for challenging oncology indications with high unmet need. Under the terms of the agreement, we may initiate up to seven oncology programs and Recursion is eligible to receive potential, success-based, future payments of up to $1.5 billion plus royalties on net sales.
•Oncology Achievements: Completed 25 multimodal oncology data packages utilizing the Recursion OS platform, with programs rapidly progressing to Lead Series nomination.
•LOWE: Additionally, Bayer has adopted our LOWE LLM-orchestrated workflow software to enhance their research capabilities.

Merck KGaA (Darmstadt, Germany)
In September 2023, we entered into a collaboration with Merck KGaA, Darmstadt, Germany. This multi-year collaboration utilizes our AI-driven precision drug design and discovery capabilities while leveraging Merck KGaA, Darmstadt, Germany’s disease expertise in oncology and immunology, clinical development capabilities, and global footprint.
•Recursion is continuing to focus on leveraging our discovery engine to identify first-in-class and best-in-class targets across oncology and immunology, driving innovation in these key therapeutic areas.
Case Study: Delivering the World’s First Neuromap

THE ROAD TO THE FIRST NEUROMAP

We began applying phenomics to neuronal data in **2022**.

We developed protocols to scale – generating over **1 trillion** human-induced pluripotent stem cell (hiPSC)-derived neuronal cells.

There are **86 billion** neurons in a human brain.

We're combining this huge phenomics dataset with Genentech's proprietary data and public information to **discover new insights.**

Recursion experiments within the phenomap include:
- whole-genome arrayed CRISPR knockouts
- genetic perturbation techniques

This encompasses:
- **3528 plates**
- **~5 million wells**

= 100 plates

Recursion

Figure 64: Recursion launched a transformational collaboration with Roche-Genentech, delivering the world’s first whole-genome neuromap in 2024.
Overview
In 2021, Recursion launched a transformational collaboration with Roche-Genentech to create the world’s first Neuromap—a comprehensive and scalable neuronal data model powered by machine learning. This effort aimed to uncover novel insights into neurodegenerative diseases, a category of illnesses that has long been difficult to tackle using traditional drug discovery methods. With a dedicated team of 50 people, Recursion set out to overcome numerous technical and biological challenges, all with the goal of driving innovation in neuroscience.
The Challenge
When the project began, the team faced significant uncertainty. The goal was ambitious: produce enough neurons, knock out genes, and generate a reliable signal from machine learning models to guide the development of potential drug programs. This challenge was particularly daunting given the complexity of neuronal cells, which do not divide or proliferate like other cell types. Unlike other cell types, such as human umbilical vein endothelial cells (HUVECs), which Recursion had previously worked with to create large-scale disease maps, neuronal cells posed a unique set of hurdles due to their limited ability to be produced at scale.
Neurodegenerative diseases had long been a difficult area for drug development. The traditional approaches has yielded limited breakthroughs, and the complexity of the biological system presented a higher bar for success. Recursion needed to develop new technologies and methodologies to produce and analyze neuronal data on a scale never before attempted in drug discovery.

Recursion had already proven its ability to create large-scale cell maps in other disease areas, notably in gastrointestinal oncology, as part of its partnership with Roche and Genentech. The success of this collaboration demonstrated the power of Recursion’s phenotypic screening platform, which uses high-throughput technologies to produce vast amounts of biological data. However, creating a Neuromap would require more than just expanding on previous work—it required adapting the process to handle the unique challenges posed by neuronal biology.
Execution
To tackle this challenge, Recursion collaborated with Genentech to develop and refine a model using human-induced pluripotent stem cells (hiPSCs), which could be differentiated into neurons. This protocol enabled Recursion to produce large quantities of neurons, ultimately generating over 1 trillion hiPSC-derived neuronal cells. These neurons served as the foundation for the Neuromap, a data-rich resource that Recursion, Genentech and Roche could use to gain deeper insights into the genetic underpinnings of neurodegenerative diseases. In addition to the joint development of the neuronal cell context, Recursion’s machine learning team played a pivotal role in developing algorithms capable of processing the massive amounts of data generated by the Neuromap. The combination of scalable cell production and cutting-edge computational models allowed Recursion to generate the first whole-genome neuronal phenomap that can be utilized by the partnership to uncover new relationships between genes and the phenotypes associated with neurodegeneration.
Outcome
Our work led to the exercise of a $30M option by Roche and Genentech in August 2024 with the Neuromap offering an unbiased view of the genetic relationships related to neurodegenerative diseases and providing insights that could pave the way for development of novel therapies in neuroscience. Unlike traditional approaches that are often guided by pre-existing hypotheses, researchers in the collaboration can now explore new biological pathways and identify potential therapeutic targets that may not have been considered before. Even as these avenues are being explored, the team is also pursuing the development of even more robust Neuromaps. This first map is a genetics-only map, with the whole genome knockout and many additional perturbations related to neurodegenerative diseases. Future maps could comprise additional cell types or large compound libraries.
Technology Partnerships
As Recursion continues to generate and leverage highly relatable and reliable datasets to support our internal pipeline and therapeutic partnerships, we continue to invest in advanced compute capabilities and data-centric solutions to strengthen our drug discovery and development efforts. Expanding on our previous release of select datasets and models, we are exploring additional opportunities to make more datasets and foundational models available to the broader scientific community. Our collaborations with NVIDIA. Google Cloud, Helix, and Faro Health underline our commitment to implementing AI and technology-enabled solutions to support our efforts to bring better medicines to patients faster.
NVIDIA
In July 2023, we entered a strategic collaboration with NVIDIA to accelerate the development of our groundbreaking AI foundation models for biology and chemistry using our supercomputer, BioHive-1, and priority access on NVIDIA DGX™ Cloud. In May 2024, we completed BioHive-2, Recursion’s new NVIDIA DGX SuperPOD AI supercomputer, powered by 63 DGX H100 systems with a total of 504 NVIDIA H100 Tensor Core GPUs increasing the computational capacity by over 4X. The BioHive-2 supercomputer is believed to be the most powerful supercomputer wholly owned and operated by any pharmaceutical company and was ranked as number 54 in the top supercomputers globally by the Top500 list in 2024.
Helix
In May 2024, we entered into a multi-year agreement with Helix to access hundreds of thousands of de-identified clinic-genomic records consisting of longitudinal clinical records paired with Helix’s Exome+® genomic data. The Helix dataset expands our efforts to use real-world patient data to train causal AI models and design biomarker and patient stratification strategies across broad disease areas.
Google Cloud
In October 2024, we announced an expanded collaboration with Google Cloud leveraging their technologies to accelerate drug discovery research and further enhance our ability to bring new medicines to patients faster. Through this collaboration, we will explore generative AI capabilities, including Gemini models, to support the RecursionOS. We will improve data search and access from our proprietary dataset with BigQuery and facilitate the scaling of compute resources to run large inference workflows effectively. Additionally, in November 2024, we announced the release of OpenPhenom-S/16 in Google Cloud’s Vertex AI Model Garden. OpenPhenom, a non-commercial, publicly available foundation model built on microscopy data, sets a new “gold standard” for the industry, outperforming CellProfiler. This model offers the potential for researchers to replace their existing workflows with an off-the-shelf model that outperforms traditional microscopy analysis pipelines without requiring any additional tuning or training.

Faro Health
In December 2024, we entered into an agreement with Faro Health to leverage their AI-powered platform for clinical protocol design to reduce clinical trial costs and complexity while minimizing burden to trial participants and sites. We plan to use the Faro platform to optimize the protocol design for upcoming clinical trials. We also anticipate utilizing the structured study definitions created through Faro’s software to automate traditionally labor-intensive and time-consuming historically downstream tasks, such as building the Electronic Data Capture system for each study.
People and Culture
Essential to leading and defining TechBio is our team of over 800 Recursionauts, comprising life scientists such as chemists and biologists (approximately 43% of employees) and computational and technical experts such as data scientists and software engineers (approximately 36% of employees). This kind of functional balance intentionally stands in contrast to traditional biotechnology companies. Together our team creates an environment where empirical data, statistical rigor and creative thinking is brought to bear on the problems we address. While we are united in a common mission, Decoding Biology to Radically Improve Lives, our strength lies in our differences: expertise, gender, race, disciplines, experience and perspectives. Deliberately building and cultivating this culture is critical to achieving our audacious goals.

People & Comms 33
Finance & Operations 126
Leadership 11
Product 17
New Technology 37
Engineering 108
Data Science 84
Automation 59
Biology 124
Chemistry 82
Clinical Development 104
High Throughput Lab 55
BUSINESS
SCIENCE
TECHNOLOGY

Figure 65. Breakdown of Recursion’s over 800 employees across life sciences, technology and strategic operations.
One of the most critical elements supporting Recursion’s leadership in TechBio is what we call the Recursion Mindset – a deep belief and commitment to industrialization through automation, systems-thinking, algorithms and data to deliver our mission. This mindset fuels our creative energy focused on Recursion’s hardest problems. The Recursion Mindset is made manifest through our Founding Principles and supported by our culture and values. Our Founding Principles are the guideposts for our technical and scientific decision-making. Our values are the core standards and behaviors that define how we work together to achieve our mission. Combined they shape our culture and inspire us to reimagine how medicines are made.

Figure 66. Recursion’s Founding Principles. These six founding principles differentiate our approach from nearly every other biopharma company, enable us to lead TechBio and form the foundation for a mindset we teach and enrich for at Recursion.

we care

we learn

we deliver

we act boldly with integrity

we are one Recursion

Figure 67. Recursion’s Values. These five values support our founding principles and guide our culture at Recursion.
Maximizing Delivery through Diversity
At Recursion we believe a diversity of experiences, backgrounds, ideas and expertise will create high performing teams. Varied and diverse perspectives support better complex decision-making, foster greater innovation and ultimately result in greater company performance and success. We seek the best talent by maximizing diversity at the top of the recruiting funnel and then mitigating bias through objective decision-making throughout the hiring process. We foster an environment of inclusion for candidates and employees to unleash the strength of our differences.

Employee Recruitment, Development and Training
We are intentional about the employee experience at Recursion, with a fit-for-purpose system that finds, grows and retains top talent to deliver our mission. Our people are mission-driven, humble, bright, generous of spirit and constructively dissatisfied with the status quo. We employ a targeted approach to identify, attract and hire diverse employees across highly technical scientific disciplines including: biology, chemistry, data science, machine learning, engineering, robotics, clinical development and more. We seek people that are aligned with – and emboldened by - our commitment to industrialization as defined by our Recursion Mindset.
We expect our employees to be constantly learning and adapting in order to evolve as quickly as Recursion. Learning and development happens through daily work and projects, as well as formal training and industry conferences and engagements. We offer a unique 2-day immersive experience to all employees called Decoding Recursion. It is an opportunity for close interaction with senior leaders who teach the Recursion Mindset through stories. Continual learning is reinforced throughout our performance system which creates accountability for our learning, delivery and impact on others.
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
Facilities Headquarters
Our United States headquarters is in downtown Salt Lake City, Utah where we lease ~200,000 square feet of office and laboratory space. The lease for half of this space expires in May 2028 with the remainder expiring in May 2032. Our modern headquarters is a draw for local, national and international talent.
Our European headquarters is in London’s Kings Cross neighborhood, where we lease 6,792 square feet of office through January 2029. We also have laboratory space in Milton Park, Oxfordshire for our automation laboratory with approximately 20,151 square feet.
Figure 68. Our US headquarters is centrally located in downtown Salt Lake City, Utah and our EU headquarters in London with laboratory space in Milton Park, Oxfordshire. Working with state and local government, we are helping to create a burgeoning life science ecosystem around a downtown cluster of companies centered around our headquarters.

Core Satellite Offices and Facilities
In addition to our two major headquarters in Salt Lake City, UT and London-Oxford, UK, we operate core satellite offices and a digital vivarium in key markets to attract top talent.
Toronto and Montréal
In Toronto, we operate a 28,110 square foot space in Toronto’s Queen Street West Neighborhood. The lease for this space expires in November 2032. In addition to our Toronto office, we have a 8,367 square foot site in Montréal that houses our semi-autonomous artificial intelligence research engine, Valence Labs, which is located in the world-renowned artificial intelligence and machine learning hub MILA.
New York
In January 2025, we opened a new 11,655 square foot office in New York City’s Hudson Yards neighborhood. This office serves as a key location for our clinical development team and executive functions.
Figure 69. Recursion’s satellite offices and facilities in key markets to attract top talent.
Digital Vivarium
We lease a 25,557 square foot property that serves as a rodent vivarium. This lease expires in May 2028. We use this facility to conduct drug-discovery enabling pharmacokinetic, pharmacodynamic and exploratory safety studies. The facility is equipped with proprietary, digitally enabled cage technology.
Corporate Social Responsibility
We believe that to achieve our mission, we must act like the company we aim to be, which means we must be a good corporate citizen. In recognition of our commitment to excellence in environmental, social and governance stewardship, Recursion received a Prime Rating in 2024 for ESG performance from Institutional Shareholder Services (ISS). The ISS ESG Corporate Rating provides an assessment of a company's environmental, social and governance activity. A Prime Rating is awarded to companies with ESG performance above a sector-specific threshold and is defined by ISS as "absolute best in class." Additionally, as of January 2024, Recursion was ranked 6 out of 367 companies (approximately top 2%) in the Biotech category by Morningstar Sustainalytics.
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
Strategic Partnership and Collaboration Agreements
To achieve our mission, we may partner with leading biotechnology companies, pharmaceutical companies and academic research institutions to access datasets, molecules, or other intellectual property.
Roche & Genentech Collaboration and License Agreement
On December 5, 2021, we entered into a Collaboration and License Agreement with Genentech, Inc. and F. Hoffmann-La Roche Ltd, pursuant to which we will construct, using our imaging technology and proprietary machine learning algorithms, unique maps of the inferred relationships amongst perturbation phenotypes in a given cellular context (each a “Phenomap”) and together with Roche and Genentech will create multimodal models and maps to further expand and refine such inferred relationships, in both cases, with the goal to discover and develop therapeutic small molecule and target programs in a gastrointestinal cancer indication and neuroscience (each an “Exclusive Field”).
Upfront Payment. In January 2022, Roche paid us an upfront cash payment of $150.0 million.
Phenomap Creation, Acceptance and Access. Under the Collaboration Agreement, we are responsible for creating a certain number of phenomaps in each of the Exclusive Fields. We will also provide Roche results to requested queries, at Recursion’s discretion, of our pre-existing human umbilical vein endothelial cells (HUVEC) phenomap. Roche will have specified rights to request queries or have direct access to the Phenomaps to generate novel inferences that may lead to the discovery or development of therapeutic products.
Phenomap-Related Options in neuroscience. Each of the neuroscience phenomaps requested by Roche and created by Recursion may be subject to either an initiation fee, acceptance fee or both. Such fees could exceed $250.0 million for sixteen (16) accepted phenomaps. In addition, for a period of time after Roche’s acceptance of certain phenomaps, Roche will have the option to obtain, subject to payment of an exercise fee, rights to use outside the collaboration the raw images generated in the course of creating those phenomaps. If Roche exercises its External Use Option for all twelve (12) eligible phenomaps, Roche’s associated exercise fee payments to Recursion could exceed $250.0 million.
Collaboration Programs and Roche Options. Roche and Recursion will collaborate to select certain novel inferences with respect to small molecules or targets generated from the phenomaps for further validation and optimization as collaboration programs. There can be up to 40 programs initiated as part of this collaboration. Roche and Recursion may also combine sequencing datasets from Roche with Recursion’s phenomic imaging data and collaborate to generate new algorithms to produce multimodal maps from which additional collaboration programs may be initiated. For every collaboration program that successfully identifies potential therapeutic small molecules or validates a target, Roche will have an option to obtain an exclusive license to develop and commercialize such potential therapeutic small molecules or to exploit such target in the applicable Exclusive Field. In October 2023, Roche exercised its Small Molecule Validated Hit Option to further advance our first partnership program in GI-oncology. This program continues in the hit to lead series phase.
Payments if Roche Exercises Option for a Collaboration Program. Under the collaboration, Roche may initiate up to forty (40) small molecule programs. Each small molecule collaboration program, if optioned and successfully developed and commercialized by Roche, could yield more than $300.0 million in research, development, commercialization and net sales milestones for Recursion, as well as mid- to high-single digit tiered royalties on net sales. Recursion is also eligible for research, development, commercialization and net sales milestones for target collaboration programs optioned by Roche.

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
Sanofi License Collaboration and License Agreement
In January 2022, we entered into a Collaboration and License Agreement, with Sanofi, or the CLA, and in July 2023 and December 2023, we amended the Collaboration and License Agreement, with such as amended CLA referred to as the Amended CLA. Pursuant to the Amended CLA, we will use our artificial intelligence-driven, end-to-end integrated platform to discover and validate novel targets in the oncology and immunology therapeutic areas. We will collaborate with Sanofi to advance certain of these targets into small molecule inhibitor drug research projects and accelerate the identification of certain small molecule development candidates.
Sanofi made an upfront cash payment of $100 million to us on signing the CLA and made an additional payment of $4 million in connection with the expansion of the collaboration pursuant to the December 2023 amendment. Under the Amended CLA, Recursion and Sanofi may initiate up to 15 novel small molecule programs. Each program, if successfully researched, developed and/or commercialized, will yield research, clinical development, regulatory, and commercial milestone payments of up to approximately $343 million including up to $193 million in the aggregate for certain specified research, development and regulatory milestones, and up to $150 million in the aggregate for certain specified commercial milestones. The Amended CLA could potentially provide us with up to approximately $5.2 billion in aggregate milestone payments across all 15 potential programs.
In the case that a therapeutic product resulting from the research collaboration is commercialized, we will also be eligible to receive tiered royalties on net sales ranging from high-single-digits to mid-teens. We also have an option for clinical co-investment which, if exercised, would increase the tiered royalty rates to up to 21% on net sales of co-funded products.
The collaboration may utilize Recursion’s AI-based capabilities and precision medicine platform from target identification through patient selection. Once a target is identified, Recursion will be responsible for leading the design, translational and early preclinical studies to determine development candidates. Upon Sanofi’s selection of a compound as a development candidate, Sanofi will be solely responsible for the IND-enabling studies and clinical development, manufacturing and commercialization of such development candidate at its own cost and expense. Under the Amended CLA, Sanofi has agreed to use commercially reasonable efforts to obtain regulatory approval for at least one qualifying small molecule product in at least one agreed upon major market.
The research component of the collaboration will be overseen by a joint steering committee comprised of an equal number of representatives from each of Recursion and Sanofi. Recursion and Sanofi may agree to utilize our precision medicine platform for patient enrichment in Sanofi’s non-small molecule programs.
Pursuant to the Amended CLA, Recursion granted to Sanofi an exclusive license (with the right to grant sublicences through multiple tiers) to the intellectual property that is the subject of each small molecule research program for all purposes, throughout the world. Sanofi has the right to control the prosecution and maintenance of any patent rights related to intellectual property that is the subject of each small molecule research program.
After the CLA’s effective date, we are subject to varying exclusivity arrangements for specified periods of time which limit our ability to conduct research and development, manufacturing or commercialization activities (whether ourselves or in conjunction with a third party) with respect to compounds and targets which are within the scope of the Amended CLA and with respect to certain agreed pathways of interest.
The Amended CLA contains standard termination provisions, including for material breach or insolvency and for Sanofi’s convenience. Certain of these termination rights can be exercised in respect of a given target, or in respect of the CLA as a whole. In certain circumstances, upon termination, we have the right to terminate the licenses granted to Sanofi and to pursue the development, manufacture and commercialization of the product candidates.

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
Merck KGaA, Darmstadt, Germany Research Collaboration Agreement
In September 2023, we entered into a Research Collaboration Agreement, or the RCA, with the Healthcare Business of Merck KGaA, Darmstadt, Germany, referred to as Merck KGaA, Darmstadt, Germany, pursuant to which we will be responsible for the design process, as well as translational and early non-clinical studies to discover development candidates based on the initial agreed targets. Upon Merck KGaA, Darmstadt, Germany’s selection of a compound as a development candidate, Merck KGaA, Darmstadt, Germany will be solely responsible for the non-clinical studies and clinical development, manufacturing and commercialization of such development candidate at its own cost and expense. Under the RCA, Merck KGaA, Darmstadt, Germany has agreed to use commercially reasonable efforts to obtain regulatory approval for at least one product candidate in certain major markets and to commercialize such product if it receives any such regulatory approval.
The research component of the collaboration will be overseen by a joint steering committee comprised of an equal number of representatives from us and from Merck KGaA, Darmstadt, Germany. The collaboration will also have an IP sub-committee comprised of an equal number of patent attorneys from each party that will be the liaison for intellectual property matters that arise in connection with the collaboration.
The RCA allows Merck KGaA, Darmstadt, Germany and us to identify additional targets in oncology and immunology or other mutually agreed disease areas. Should we identify additional targets for the collaboration, we would be responsible for target validation in addition to drug design.
Merck KGaA, Darmstadt, Germany made an upfront cash payment of $20 million to us on signing the RCA, and we remain eligible to receive up to $674 million in discovery, development, regulatory and sales-based milestones, if all milestones for all three initial programs are achieved. Of this amount, up to $113 million is potentially payable on milestones achieved in the discovery phase of development. In addition, we will receive royalty payments ranging from mid-single-digits to low-double-digits on net sales of any products resulting from the initial three targets that are commercialized. If any additional target is identified for the collaboration, we would be eligible to receive additional milestone payments on such target. Pursuant to the RCA, we granted to Merck KGaA, Darmstadt, Germany a worldwide, exclusive, transferable license (with the right to grant sublicenses through multiple tiers) to the intellectual property that is necessary or reasonably useful for development or commercialization of the target compounds and resulting products, if any, in order to develop, manufacture, commercialize and sell the target compounds and resulting products, if any. Merck KGaA, Darmstadt, Germany has the right to control the prosecution and maintenance of any patent rights related to intellectual property that is the subject of each program.
The RCA will remain in effect from September 20, 2023 until such date that no milestone payments or royalties are, or may become, payable under the RCA, unless the RCA is terminated earlier in accordance with its terms. The RCA contains standard termination provisions, including termination by either party for material uncured breach or insolvency of the other party, by us if Merck KGaA, Darmstadt, Germany breaches certain obligations with respect to regulatory and commercialization activities, and by Merck KGaA, Darmstadt, Germany for convenience. Certain of these termination rights can be exercised in respect of a given target, or in respect of the RCA as a whole. In certain circumstances, upon termination, we have the right to terminate the licenses granted to Merck KGaA, Darmstadt, Germany and to pursue the development and commercialization of the target compounds and resulting products, if any.
During the term of the RCA, we are subject to exclusivity obligations that limit our ability to conduct research and development or commercialization activities (whether ourselves or in conjunction with a third party) with respect to the compounds and targets which are within the scope of the RCA.
The RCA contains standard confidentiality provisions and representations and warranties made by each party to the agreement. The parties also provide mutual indemnification under the agreement and the RCA excludes liability of either party for consequential or similar damages, except to the extent prohibited by law.
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
In consideration for the license, we paid OSIF, an upfront payment of $2.0 million dollars and are obligated to pay OSIF certain milestones, totaling up to $20.0 million dollars, as well as mid-single digit royalties on net sales of the licensed products. In addition, we owe 25% of any non-royalty sublicensing consideration prior to a Phase II clinical trial or 15% of such sublicensing consideration after initiation of a Phase II clinical trial, provided that milestone payments are creditable against these sublicensing fees. In 2022, we paid OSIF $1.0 million dollars upon dosing of the first patient in the Phase 2 study of REC-2282 for the treatment of NF2.
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

Competition
Our efforts to date have resulted in several clinical-stage programs, an expansive pipeline of differentiated programs in early discovery and preclinical development, several partnerships with large pharma and technology companies, as well as an intellectual property portfolio comprising patents, trademarks, software and trade secrets. We believe that our differentiated approach provides us with a significant competitive advantage. We are a hybrid company, competing within multiple categories of the pharmaceutical, biotechnology, and technology industries where companies are similarly working to integrate rapidly advancing technologies into their drug discovery and development activities and/or are creating scalable scientific platforms. Notable competitors include:
•TechBio Companies. Such companies apply computational tools to unlock novel insights or accelerate drug discovery and development across different points in the value chain. Representative examples include Relay Therapeutics, Isomorphic Labs, Schrodinger, and AbCellera.
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
Intellectual Property
Patents
As of February 2025, the Recursion patent portfolio is balanced between Platform IP and Program IP.
•Platform IP: Approximately one-half of the patents and patent applications that we own or license worldwide relate to the Recursion platform, including patents and applications related to the Recursion OS IP, as well as many other inventions related to Recursion’s machine learning and artificial intelligence capabilities, cell perturbations, gene editing, drug discovery, drug development and hardware solutions. We also pursue a strategy of seeking patent protection on smaller discrete inventions throughout the breadth of our pipeline, ranging from experiment design, operations within our labs, data collection and analysis (including deep learning insights).
•Recursion Program IP: A breakdown of our Program IP portfolio is below:
◦REC-2282: We exclusively license OSIF’s interest in patents and patent applications related to REC-2282 from OSIF; these patents and patent applications relate to composition of matter and methods of use treating cancer cachexia for REC-2282. Currently, we expect our licensed issued patents related to REC-2282 to generally expire between 2030 and 2035, excluding any patent term extension, or other mechanisms for effecting patent term, and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fee. With respect to NF-2, orphan drug exclusivity in the U.S. would run seven years from marketing authorization.
◦REC-994: We exclusively license UURF’s interest in patents and patent applications related to use of REC-994 for treatment or prevention of CCM from UURF. Currently, we expect our licensed issued patents related to REC-994 to generally expire in 2035, excluding any patent term extension, or other mechanisms for effecting patent term, and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fee. With respect to CCM, orphan drug exclusivity in the U.S. would run seven years from marketing authorization.
◦REC-4881: We own patent applications, or exclusively license Takeda’s interest in patents and patent applications from Takeda, related to composition of matter and methods of reducing polyp burden in people living with FAP using REC-4881. Currently, we expect our licensed issued patents related to REC-4881 to generally expire in 2029, excluding any patent term extension, or other mechanisms for effecting patent term, and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fee. With respect to FAP, orphan drug exclusivity in the U.S. would run seven years from marketing authorization.
◦REC-3964: We own a patent and patent applications related to the composition of matter and methods of inhibiting the toxin produced by Clostridioides difficile in the gastrointestinal tract using REC-3964. Currently, we expect our issued patent related to REC-3964 to expire no earlier than 2042, excluding any patent term adjustment or patent term extension, or other mechanisms for effecting patent term, and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fee.

◦REC-617: We own patent applications related to REC-617; these patent applications relate to composition of matter and methods of treatment of multiple advanced solid tumor indications for REC-617. Upon issuance, we expect our patents resulting from these patent applications will expire no earlier than 2041, excluding any patent term extension, or other mechanisms for effecting patent term, and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fee.
◦REC-1245: We own patent applications related to the composition of matter and methods of treating biomarker-enriched solid tumors and lymphoma using REC-1245. Upon issuance, we expect our patents resulting from these patent applications will expire no earlier than 2043, excluding any patent term adjustment or patent term extension, or other mechanisms for effecting patent term, and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fee.
◦REC-3565: We own patent applications related to the composition of matter and methods of treating multiple hematology indications using REC-3565. Upon issuance, we expect our patents resulting from these patent applications will expire no earlier than 2041, excluding any patent term adjustment or patent term extension, or other mechanisms for effecting patent term, and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fee.
◦REC-4539: We own a Patent Cooperation Treaty (PCT) application related to the composition of matter and methods of treating multiple hematology and solid tumor indications using REC-4539. Upon issuance of a national phase patent from our PCT application, we expect the resulting patents to expire no earlier than 2043, excluding any patent term adjustment or patent term extension, or other mechanisms for effecting patent term, and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fee.
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
Trademarks
As of February 2025, our trademark portfolio comprises more than 70 registered trademarks or active trademark applications worldwide, among which we have issued trademarks in the U.S. for “Recursion” and “Recursion Pharmaceuticals.”
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

We have incurred net losses in each year since our inception. We had an accumulated deficit of $1.4 billion as of December 31, 2024. Substantially all of our operating losses have resulted from costs incurred in connection with research and development efforts, including clinical studies, and from general and administrative costs associated with our operations. We expect our operating expenses to significantly increase as we continue to invest in research and development efforts and the commencement and continuation of clinical trials of our existing and future drug candidates. We also continue to incur additional costs associated with operating as a public company. As a result, we expect to continue to incur substantial and increasing operating losses for the foreseeable future. Our prior losses, combined with expected future losses, have had, and will continue to have, an adverse effect on our stockholders’ deficit and working capital. Because of the numerous risks and uncertainties associated with developing pharmaceutical products and new technologies, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

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
•our ability to establish and maintain collaborations, licensing, and other strategic arrangements on favorable terms, and the success of and timing and receipts of payments from such collaborations, licensing, and strategic arrangements;
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

We historically have financed our operations primarily through private placements of our capital stock, through the net proceeds from our initial public offering, and from other public offerings, including from “at-the market” offerings. We expect that our existing cash position and short-term investments as of the date of this Annual Report on Form 10-K will be sufficient to fund our operating expenses and capital expenditures for at least the next 12 months. However, identifying potential drug candidates and conducting preclinical development testing and clinical trials is a time-consuming, expensive, and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain marketing approval and achieve product sales. In addition, our drug candidates, even if approved, may not achieve commercial success. We do not anticipate that our commercial revenues, if any, will be derived from sales of products for at least several years. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives, and we may need to raise substantial additional funds sooner than expected.

Until such time, if ever, as we can generate substantial revenues, we expect to finance our cash needs potentially through a combination of private and public equity offerings and debt financings, as well as strategic collaborations, partnerships, and licensing arrangements. We do not have any committed external source of funds other than amounts payable by Takeda Pharmaceutical Company Limited (Takeda), by Bayer AG (Bayer) by Genentech, Inc. and F. Hoffmann-La Roche Ltd (together, Roche Genentech), Merck KGaA, Darmstadt, Germany (Merck), Sanofi S.A. (Sanofi), and a limited number of other collaborators with respect to which Recursion has a contractual relationship as a result of the business combination with Exscientia, pursuant to the collaboration agreements. Disruptions in the financial markets in general, including due to potential pandemics, U.S. debt ceiling and budget deficit concerns, and geo-political issues such as the Ukraine/Russia conflict, the Israel-Hamas war, and political and trade uncertainties in the greater China region, may make equity and debt financing more difficult to obtain. In addition, entry into certain transactions with foreign entities may be subject to government regulations, including review related to foreign direct investment by U.S. or foreign government entities, as well as certain outbound investments. If a transaction with a foreign entity were subject to regulatory review, such regulatory review might limit our ability to enter into the desired strategic alliance and thus our ability to carry out our long-term business strategy. We cannot be certain that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. If we are unable to raise additional funds through equity or debt financings, or strategic collaborations or similar arrangements, on a timely basis and satisfactory terms, we may be required to significantly curtail, delay, or discontinue one or more of our research and development programs or the future commercialization of any drug candidate, or we may be unable to expand our operations or otherwise capitalize on our business opportunities as desired. Any of these circumstances could materially and adversely affect our business and results of operations and may cause us to cease operations.

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

For example, we have from time to time raised capital through the issuance of shares of Class A common stock in public offerings and private placements. Also, in February 2025, we entered into a Sales Agreement (the “Citi Sales Agreement”) with Citigroup Capital Markets Inc. (the “Citi Sales Agent”), that provides for the offering, issuance and sale of up to an aggregate amount of $500.0 million of our Class A common stock from time to time in “at-the-market” offerings. In addition to capital raising issuances, in connection with the acquisitions of Cyclica Inc. (Cyclica) and Valence Discovery Inc. (Valence) in May 2023, we issued 12.4 million shares of our Class A common stock or securities convertible or exchangeable into Class A common stock and in November 2024, we issued approximately 102.1 million shares of our Class A Common Stock in connection with our business combination with Exscientia plc (Exscientia). We have also issued 6.7 million shares of our Class A common stock to Tempus AI, Inc. (formerly known as Tempus Labs, Inc.) (Tempus) in payment for license fees under the terms of that certain Master Agreement entered into by and between us and Tempus (the Tempus Agreement) and may issue additional shares in the future under the Tempus Agreement. Issuances of a substantial number of shares of our outstanding Class A common stock in the public market could occur at any time. These issuances, or the perception in the market that the holders of a large number of shares of our Class A common stock intend to sell shares, could reduce the market price of our Class A common stock.

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

We may be required to repurchase for cash all, or to facilitate the purchase by a third party of all, of the shares of Class A common stock that were issued to the Bill & Melinda Gates Foundation, or the Gates Foundation, in exchange for the Exscientia American Depositary Shares (ADSs) that the Gates Foundation purchased from Exscientia in an October 2021 private placement if we default under the global access commitments agreement with Exscientia, which could have an adverse impact on us.

In connection with the purchase by the Gates Foundation of 1,590,909 of ADSs from Exscientia in a private placement that closed in October 2021, Exscientia entered into a Global Access Commitments Agreement, or the Global Access Agreement. In connection with our business combination with Exscientia, we issued approximately 1.2 million shares of Class A common stock in exchange for such ADSs and became subject to the Global Access Agreement. Pursuant to the Global Access Agreement, we are required to take certain actions to support the Gates Foundation’s mission. In the event that we are in breach of certain related provisions of the Global Access Agreement, following a cure period, we may be required to repurchase for cash all, or to facilitate the purchase by a third party of all, of such shares of Class A common stock issued to the Gates Foundation in the connection with the closing of our business combination with Exscientia, at terms that may not be favorable to us. If this occurs, cash used for this purpose may adversely affect our liquidity, cause us to reduce expenditures in other areas of our business, or curtail our growth plans. If we do not have sufficient cash on hand to purchase the securities, we may have to seek financing alternatives in order to meet our obligations, and there is no certainty that financing would be available on reasonable terms or at all. During any period that we are unable to repurchase such shares of Class A common stock held by the Gates Foundation or arrange for a third party to purchase such shares, we would not likely be allowed to pay dividends, repurchase the securities of any other shareholder or otherwise make any other distribution to any of our shareholders in connection with their securities. Therefore, meeting this purchase obligation, if necessary, could have a material adverse effect on our business and financial results.

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

Our product development programs and the potential commercialization of our drug candidates will require substantial additional cash to fund expenses. To date our operating revenue has primarily been generated through funded research and development agreements with Roche Genentech, Takeda, and Bayer. For example, in December 2021, we entered into a Collaboration and License Agreement with Roche Genentech (the Roche Genentech Agreement) for discovery of small molecule drug candidates with the potential to treat key areas of neuroscience and an oncology indication, under which we received a non-refundable upfront payment of $150.0 million in January 2022, an option fee for a single molecule validation program in oncology of $3M in October 2023, and an acceptance fee for our first neuroscience phenomap of $30 million in September 2024. Similarly, in recent periods prior to its business combination with Recursion, Exscientia had a limited number of collaborations that accounted for a significant portion of Exscientia's revenues. These collaborations cover a large number of programs under contract and, therefore, represent a large portion of potential downstream value. We intend to seek additional strategic collaborations, partnerships, and licensing arrangements with pharmaceutical and biotechnology companies. In the near term, the value of our company will depend in part on the number and quality of the collaborations and similar arrangements that we negotiate. Whether we reach a definitive agreement for a collaboration will depend, among other things, on our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration, and the potential collaborator’s evaluation of a number of factors. Those factors may include, among others, (i) our technologies and capabilities; (ii) our intellectual property position with respect to the subject drug candidate; (iii) the design or results of clinical trials; (iv) the likelihood of approval by the FDA and similar regulatory authorities outside the U.S.; (v) the potential market for the subject drug candidate; (vi) potential competing products; and (vii) industry and market conditions generally. In addition, the significant number of business combinations among large pharmaceutical companies has reduced the number of potential future collaborators with whom we can partner.

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

Our ability to become profitable depends upon our ability to generate substantial revenue in an amount necessary to offset our expenses. As of December 31, 2024, we have not generated any revenue from our drug candidates or technologies, other than limited grant revenues, as well as payments under collaboration agreements. We expect to continue to derive most of our revenue in the near future from collaborations. We do not expect to generate significant revenue unless and until we progress our drug candidates through clinical trials and obtain marketing approval of, and begin to sell, one or more of our drug candidates, or we otherwise receive substantial licensing or other payments under our collaborations. Even if we obtain market approval for our drug candidates, one or more of them may not achieve commercial success.

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

We also use our drug discovery platform to conduct AI-enabled chemistry experiments and our technology platform underpins all our efforts. As a result, the quality and sophistication of our platform and technology is critical to our ability to conduct our research discovery activities, to design and deliver promising molecule candidates, and to accelerate and lower the cost of drug discovery as compared to traditional methods for our partnerships. Because AI-designed drug candidates are novel, there is greater uncertainty about our ability to develop, advance and commercialize drug candidates using our AI-design process.

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

We have several clinical-stage drug candidates and we anticipate filing IND applications with the FDA or other regulators for Phase 1 or Phase 2 studies, as applicable, for these drug candidates. We may not be able to file such INDs, or INDs for any other drug candidates, and begin such studies, on the timelines we expect, if at all, and any such delays could impact any additional product development timelines. Moreover, we cannot be sure that submission of an IND will result in the FDA or other regulators allowing further clinical trials to begin or that, once begun, issues will not arise that require us to suspend or terminate these trials. For example, prior to the business combination with Recursion, Exscientia stopped the Phase 1/2 clinical trial of EXS21546 after receiving information demonstrating that the drug candidate was not sufficiently promising to justify further clinical development. Commencing each of these clinical trials is subject to finalizing the trial design based on discussions with the FDA and other regulatory authorities. The requirements imposed by these regulatory authorities, or their governing statutes, could change at any time, which may result in stricter approval conditions than we currently expect and/or necessitate completion of additional or longer clinical trials. Successful completion of our clinical trials is a prerequisite to submitting NDAs to the FDA, as well as Marketing Authorization Applications (MAAs) to the European Medicines Agency (EMA) and the Medicines and Healthcare Products Regulatory Agency (MHRA) for

each drug candidate and, consequently, to the ultimate approval and commercial marketing of each drug candidate. We do not know whether any of our future clinical trials will begin on time or be completed on schedule, if at all.

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

We may develop drug candidates for use in combination with other therapies, which exposes us to additional risks.
We may evaluate current or future drug candidates for use in combination with one or more currently approved therapies. If a drug candidate we develop were to receive marketing approval for use in combination with existing therapies, we would continue to bear the risks that the FDA or similar foreign regulatory authorities could revoke approval of the therapies used in combination with our drug candidate or that safety, efficacy, manufacturing, or supply issues could arise with such existing therapies. This could result in our own products being removed from the market or being less successful commercially.
We may also potentially evaluate current or future drug candidates in combination with one or more other therapies that have not yet been approved for marketing by the FDA or similar foreign regulatory authorities. We will not be able to market and sell any drug candidate we develop in combination with any such therapies that do not ultimately obtain marketing approval whether alone or in combination with our product. In addition, unapproved therapies face the same risks described with respect to our drug candidates currently in development and clinical trials, including the potential for serious adverse effects, delay in their clinical trials, and lack of FDA or comparable non-U.S. regulatory authorities' approval. If safety, efficacy, manufacturing, or supply issues arise with the products we choose to evaluate in combination with our drug candidates, we may be unable to obtain approval of or market such combination.
We conduct clinical trials for our drug candidates outside the United States, and the FDA and similar foreign regulatory authorities may not accept data from such trials.

We have conducted and are currently conducting clinical trials outside the United States, including in the United Kingdom, Belgium, Spain, Romania, Poland, and the Netherlands, and may in the future choose to conduct additional clinical trials outside the United States in locations that may include Australia, Europe, Asia, or other jurisdictions. FDA acceptance of trial data from clinical trials conducted outside the United States requires that all of FDA’s clinical trial requirements be met. In addition, in cases where data from clinical trials conducted outside the United States are intended to serve as the sole basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the United States population and United States medical practice; (ii) the trials are performed by clinical investigators of recognized competence; and (iii) the data may be considered valid without the need for an on-site inspection by the FDA or, if the FDA considers such an inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical powering, must be met. Many foreign regulatory bodies have similar approval requirements, and such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any similar foreign regulatory authority will accept data from trials conducted outside of the United States or the applicable jurisdiction. If the FDA or any similar foreign regulatory authority does not accept such data, it would result in the need for additional trials, which would be costly and time-consuming and delay aspects of our business plan, and which may result in our drug candidates not receiving approval or clearance for commercialization in the applicable jurisdiction.

Following the United Kingdom’s departure from the EU (referred to as Brexit) on January 31, 2020, and the end of the “transition period” on December 31, 2020, the EU and the United Kingdom entered into a trade and cooperation agreement that governs certain aspects of their future relationship, including the assurance of tariff-free trade for certain goods and services. As the regulatory framework for pharmaceutical products in the United Kingdom is derived from EU directives and regulations, Brexit will materially impact the future regulatory regime that applies to products and the approval of drug candidates in the United Kingdom. Longer term, the United Kingdom is likely to develop its own legislation that diverges from that in the EU, which may delay or preclude marketing approval for our drug candidates in one or both jurisdictions. As a result of our expanded operations in the United Kingdom following the business combination with Exscientia, any changes made as a result of Brexit may require us to incur additional expenses to develop, manufacture, and commercialize our drug candidates in the EU and the United Kingdom and adversely impact our ability to obtain regulatory approvals in the EU and the United Kingdom. We do not yet know the full extent to which our business could be adversely affected.

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

Our drug candidates and the activities associated with their development and commercialization — including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale, distribution, import, and export — are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by comparable authorities in other countries. Before we can commercialize any of our drug candidates, we must obtain marketing approval. As of December 31, 2024, all of our drug candidates are in development, and we have not received approval to market any of our drug candidates from regulatory authorities in any jurisdiction. It is possible that our current and future drug candidates will never obtain regulatory and marketing approval.

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

Our product candidates may cause significant adverse events, toxicities or other undesirable side effects when used alone or in combination with other approved products or investigational new drugs that may result in a safety profile that could prevent regulatory approval, prevent market acceptance, limit their commercial potential or result in significant negative consequences.
If our product candidates are associated with undesirable side effects or have unexpected characteristics in preclinical studies or clinical trials when used alone or in combination with other approved products or investigational new drugs we may need to interrupt, delay or abandon their development or limit development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Treatment-related side effects could also affect patient recruitment or the ability of enrolled subjects to complete the trial or result in potential product liability claims. Any of these occurrences may prevent us from achieving or maintaining market acceptance of the affected product candidate and may harm our business, financial condition and prospects significantly.
Patients in our ongoing and planned clinical trials may in the future suffer other significant adverse events or other side effects not observed in our preclinical studies or previous clinical trials. Our product candidates may be used in populations for which safety concerns may be particularly scrutinized by regulatory agencies. Patients treated with our product candidates may also be undergoing surgical, radiation and chemotherapy treatments, which can cause side effects or adverse events that are unrelated to our product candidate but may still impact the success of our clinical trials. The inclusion of critically ill patients in our clinical trials may result in deaths or other adverse medical events due to other therapies or medications that such patients may be using or due to the gravity of such patients’ illnesses. For example, it is possible that some of the patients enrolled in our clinical trials may die or experience major clinical events either during the course of our clinical trials or after participating in such trials, which has occurred in the past.
If further significant adverse events or other side effects are observed in any of our current or future clinical trials, we may have difficulty recruiting patients to the clinical trials, patients may drop out of our trials, or we may be required to abandon the trials or our development efforts of that product candidate altogether. We, the FDA, EMA, other comparable regulatory authorities or an IRB may suspend clinical trials of a product candidate at any time for various reasons, including a belief that subjects in such trials are being exposed to unacceptable health risks or adverse side effects. Some potential therapeutics developed in the biotechnology industry that initially showed therapeutic promise in early-stage trials have later been found to cause side effects that prevented their further development. Even if the side effects do not preclude the product candidate from obtaining or maintaining marketing approval, undesirable side effects may inhibit market acceptance due to its tolerability versus other therapies. Any of these developments could materially harm our business, financial condition and prospects. Further, if any of our product candidates obtains marketing approval, toxicities associated with such product candidates previously not seen during clinical testing may also develop after such approval and lead to a requirement to conduct additional clinical safety trials, additional contraindications, warnings and precautions being added to the drug label, significant restrictions on the use of the product or the withdrawal of the product from the market. We cannot predict whether our product candidates will cause toxicities in humans that would preclude or lead to the revocation of regulatory approval based on preclinical studies or early-stage clinical trials.
Interim, topline and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.
From time to time, we may publicly disclose preliminary, interim or topline data from our clinical trials. These interim updates are based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. For example, we may report tumor responses in certain patients that are unconfirmed at the time and which do not ultimately result in confirmed responses to treatment after follow-up evaluations. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the topline results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, topline data should be viewed with caution until the final data are available. In addition, we may report interim analyses of only certain endpoints rather than all endpoints. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Adverse changes between interim data and final data could significantly harm our business and prospects. Further, additional disclosure of interim data by us or by our competitors in the future could result in volatility in the price of our common stock.

In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is typically selected from a more extensive amount of available information. You or others may not agree with what we determine is the material or otherwise appropriate information to include in our disclosure, and any information we determine not to disclose may ultimately be deemed significant with respect to future decisions, conclusions, views, activities or otherwise regarding a particular product candidate or our business. If the preliminary or topline data that we report differ from late, final or actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, any product candidates may be harmed, which could harm our business, financial condition, results of operations and prospects.
If we experience delays or difficulties in the enrollment and/or maintenance of patients in clinical trials, our regulatory submissions or receipt of necessary marketing approvals could be delayed or prevented.
We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials to such trial’s conclusion as required by the FDA, EMA or other comparable foreign regulatory authorities. Often done through biomarker testing, patient identification and enrollment are significant factors in the timing of clinical trials. Our ability to identify and enroll eligible patients may be limited or may result in slower enrollment than we anticipate. If patient identification proves unsuccessful, we may have difficulty enrolling or maintaining patients appropriate for our product candidates. Similarly, enrollment in trials for our product candidates may be limited or slower than we anticipated if any required laboratory biomarker tests are not available due to shortages of staff or reagents.
Enrollment of patients in our clinical trials and maintaining patients in our ongoing clinical trials may be delayed or limited if our clinical trial sites limit their onsite staff or temporarily close as a result of a global pandemic or other public health emergencies. Patient enrollment may be affected if our competitors have ongoing clinical trials for programs that are under development for the same indications as our product candidates, and patients who would otherwise be eligible for our clinical trials instead enroll in clinical trials of our competitors’ programs. Patient enrollment for our current or any future clinical trials may be affected by other factors, including:
•size and nature of the patient population;
•severity of the disease under investigation;
•availability and efficacy of approved drugs for the disease under investigation;
•patient eligibility criteria for the trial in question as defined in the protocol;
•perceived risks and benefits of the product candidate under study;
•clinicians’ and patients’ perceptions as to the potential advantages of the product candidate being studied in relation to other available therapies, including any new products that may be approved or other product candidates being investigated for the indications we are investigating;
•clinicians’ willingness to screen their patients for biomarkers to indicate which patients may be eligible for enrollment in our clinical trials;
•patient referral practices of physicians;
•the ability to monitor patients adequately during and after treatment;
•proximity and availability of clinical trial sites for prospective patients; and
•the risk that patients enrolled in clinical trials will drop out of the trials before completion or, because they may be late-stage cancer patients, will not survive the full terms of the clinical trials.
Our inability to enroll a sufficient number of patients for our clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether. Enrollment delays in our clinical trials may result in increased development costs for our product candidates and jeopardize our ability to obtain marketing approval for the sale of our product candidates. Furthermore, even if we are able to enroll a sufficient number of patients for our clinical trials, we may have difficulty maintaining participation in our clinical trials through the treatment and any follow-up periods.

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

Furthermore, the amounts we are entitled to receive upon the achievement of such milestones vary depending on regulatory approval and the level of commercial success achieved, if any.

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

We may never realize a return on our equity investments in our drug discovery collaborators.

We have decided to take and may decide in the future to take equity stakes in our drug discovery collaborators. We may never realize a return on our equity investments in our drug discovery collaborators. None of the drug discovery collaborators in which we hold equity generate revenue from commercial sales of drug products. They are therefore dependent on the availability of capital on favorable terms to continue their operations. In addition, if the drug discovery collaborators in which we hold equity raise additional capital, our ownership interest in and degree of control over these drug discovery collaborators will be diluted, unless we have sufficient resources and choose to invest in them further or successfully negotiate contractual anti-dilution protections for our equity investment. The financial success of our equity investment in any collaborator will likely be dependent on a liquidity event, such as a public offering, acquisition or other favorable market event reflecting appreciation in the value of the equity we hold. The capital markets for public offerings and acquisitions are dynamic, and the likelihood of liquidity events for the companies in which we hold equity interests could significantly worsen. Further, valuations of privately held companies are inherently complex due to the lack of readily available market data. If we determine that any of our investments in such companies have experienced a decline in value, we may be required to record an impairment, which could negatively impact our financial results. All of the equity we hold in our drug discovery collaborators is subject to a risk of partial or total loss of our investment.

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

Despite these measures, our information technology and other internal infrastructure systems face the risk of failures, interruptions, security breaches and incidents, or other harm from various causes or sources, and third parties with whom we share confidential or proprietary information, and third parties on which we otherwise rely, face similar risks and may experience similar events that materially impact us. These causes or sources include but are not limited to the following:

•service interruptions;
•system malfunctions and other technical errors;
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

With respect to cyber-attacks, the techniques used by cyber criminals change frequently, may not be recognized until launched, and can originate from a wide variety of sources, including outside groups and individuals with a range of motives (including industrial espionage) and expertise, such as organized crime affiliates, terrorist organizations, or hostile foreign governments or agencies. These risks may be heightened in connection with geopolitical events such as the conflict between Russia and Ukraine. Sophisticated cyber attackers (including foreign adversaries engaged in industrial espionage) are skilled at adapting to existing security technology and developing new methods of gaining access to organizations’ sensitive business data, which could result in the loss of sensitive information, including trade secrets. Further, severe ransomware attacks are becoming increasingly prevalent and can lead to significant interruptions in our operations, ability to provide our products or services, loss of sensitive data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments.

We take steps designed to detect, mitigate, and remediate vulnerabilities in our information systems (such as our hardware and/or software). We may not, however, detect and remediate all such vulnerabilities on a timely basis or otherwise. Further, we may experience delays in deploying remedial measures and patches designed to address identified vulnerabilities. Vulnerabilities could be exploited and result in a security breach or other incident.

The costs to us to investigate and mitigate actual and suspected security breaches and other incidents could be significant. We may not be able to anticipate all types of threats and implement preventive measures effective against all such threats. Additionally, actual, potential, or anticipated incidents may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees and engage third-party experts and consultants. In addition, an increased amount of work is occurring remotely, including through the use of mobile devices. This could increase our cybersecurity risk, create data accessibility concerns, and make us more susceptible to communication disruptions.

We may experience cyber-attacks, security breaches and other incidents, and other system failures, errors, or outages, although to our knowledge we have not experienced any material interruption or incident as of December 31, 2024. The loss, corruption, unavailability of, or damage to our data would interfere with and undermine the insights we draw from our platform and could impair the integrity of our clinical trial data, leading to regulatory delays or the inability to get our drug candidates approved. If we do not accurately predict and identify our infrastructure requirements and failures and timely enhance our infrastructure, or if our remediation efforts are not successful, it could result in a material disruption of our business operations and development programs, including the loss or unavailability of, damage to, or unauthorized acquisition, disclosure, use, or other processing of our trade secrets, individuals’ personal information, or other proprietary or sensitive data. A security breach or other incident that leads to unauthorized acquisition, disclosure, or other processing of our intellectual property or other proprietary information could also affect our intellectual property rights and enable competitors to compete with us more effectively. Likewise, as we rely on third parties for the manufacture of our drug candidates and to conduct clinical trials, similar events relating to their systems and operations could also have a material adverse effect on our business and lead to regulatory agency actions.

Moreover, any security breach or other incident that leads to loss of, unauthorized access to, disclosure of, or other processing of personal information, including personal information regarding clinical trial subjects, contractors, directors, or employees, or the perception any of these has occurred, could harm our reputation, compel us to comply with federal and/or state notification laws and foreign law equivalents, subject us to mandatory corrective action, and otherwise subject us to liability under laws and regulations that protect the privacy and security of personal information. For more information see “Risk Factors— We are subject to U.S. and foreign laws regarding privacy, data protection, and cybersecurity that could entail substantial compliance costs, while the failure to comply could subject us to significant liability” set forth below.

Failures, disruptions, security breaches and other incidents, cyber-attacks, and other harmful events impacting data processed or maintained in our business, or information technology systems or infrastructure used in our business, including those resulting in a loss of or damage to our information technology systems or infrastructure, or the loss of or inappropriate acquisition, disclosure, or other processing of confidential, proprietary, or personal information, or the perception any of these has occurred, could expose us to a risk of loss, enforcement measures, regulatory agency investigations, proceedings, and other actions, penalties, fines, indemnification claims, litigation, potential civil or criminal liability, collaborators’ loss of confidence, damage to our reputation, and other consequences, which could materially adversely affect our business and results of operations. While we maintain insurance coverage for certain expenses and liabilities related to failures or breaches of our information technology systems, it may not be adequate to cover all losses associated with such events. In addition, such insurance may not be available to us in the future on satisfactory terms or at all. Furthermore, if the information technology systems of third parties with whom we do business become subject to disruptions or security breaches or incidents, we may have insufficient recourse against them, and we may have to expend significant resources to mitigate the impact of such an event and to develop and implement protections designed to prevent events of this nature from occurring.

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

Further, if the security measures of our third-party data center or cloud infrastructure providers are breached or otherwise compromised by cyber-attacks or other means and unauthorized access to our information technology systems or data occurs, it could result in interruptions to our operations and the loss of proprietary or confidential information, which could damage our reputation, cause us to incur substantial costs, divert our resources from other tasks, and subject us to significant legal and financial exposure and liabilities, any one of which could materially adversely affect our business, results of operations, and prospects. Such third-party providers may also be subject to natural disasters, global political instability, warfare, power losses, telecommunications failures, or other disruptive events that could negatively affect our business and require us to incur significant costs to secure alternate cloud-based solutions. In addition, any changes in our third-party providers’ service levels or features that we utilize or a termination of our agreements could also adversely affect our business.

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

We incorporate artificial intelligence and machine learning (“AI”) solutions into our platform, in applications that are important to our operations and our drug discovery processes. There are significant risks involved in utilizing AI. Issues relating to the use of new and evolving technologies such as AI and machine learning may cause us to experience brand or reputational harm, competitive harm, legal liability, and new or enhanced governmental or regulatory scrutiny, and we may incur additional costs to resolve such issues. Known risks of AI currently include inaccuracy, bias, toxicity, intellectual property infringement or misappropriation, privacy, data protection and cybersecurity issues, and data provenance disputes. Perceived or actual technical, legal, compliance, privacy, data protection, cybersecurity, ethical or other issues relating to the use of AI may cause public confidence in AI to be undermined, which could slow our customers’ adoption of our products and services that use AI. In addition, litigation or government regulation related to the use of AI may also adversely impact our and others’ abilities to develop and offer products that use AI, as well as increase the cost and complexity of doing so. See the section titled “—Regulatory and legislative developments related to the use of AI could adversely affect our use of such technologies in our products, services, and business.” Developing, testing and deploying AI systems may also increase the cost profile of our product offerings due to the nature of the computing costs involved in such systems, which could impact our project margin and adversely affect our business and operating results. In addition, AI may have or produce errors or inadequacies that are not easily detectable. If the data used to train AI or the content, analyses, or recommendations that AI applications assist in producing are or are alleged to be deficient, inaccurate, incomplete, overbroad or biased, our business, financial condition, and results of operations may be adversely affected. The legal landscape and subsequent legal protection for the use of AI and the collection and use of data used to train AI models remains uncertain, and development of the law in this area could impact our ability to enforce our proprietary rights or protect against infringing uses. If we do not have sufficient rights to collect or use the data on which our AI relies or to the outputs produced by AI applications, we may incur liability through the alleged violation of certain laws, third-party privacy rights, online terms of service, or other contracts to which we or our data providers are a party. Our use of AI applications may also, in the future, result in security breaches or other incidents that implicate the personal data of customers or patients. Any such security breaches or other incidents related to our use of AI applications could adversely affect our reputation and results of operations.

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

Our facilities in Salt Lake City, Utah have not been reviewed or pre-approved by any regulatory agency, such as the FDA. An inspection by the FDA could disrupt our ability to generate data and develop drug candidates. Our laboratory facilities are designed to incorporate a significant level of automation of equipment, with integration of several digital systems to improve efficiency of research operations. We have attempted to achieve a high level of digitization for a research operation relative to industry standards. While this is meant to improve operational efficiency, this may pose additional risk of equipment malfunction and even overall system failure or shutdown due to internal or external factors including, but not limited to, design issues, system compatibility, or potential security breaches or other incidents. This may lead to delay in potential drug candidate identification or a shutdown of our facility. Any disruption in our data generation capabilities could cause delays in advancing new drug candidates into our pipeline, advancing existing programs, or enhancing the capabilities of our platform, including expanding our data, the occurrence of which could have a material adverse effect on our business, financial condition, results of operations, and prospects.

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

The manufacture of drugs is complex, and our third-party manufacturers may encounter difficulties in production or supply chain. If any of our third-party manufacturers encounter such difficulties, our ability to provide adequate supply of our product candidates for clinical trials or our products for patients, if approved, could be delayed or prevented.
We currently utilize contract development and manufacturing organizations to produce drug substance and investigational drug product in support of the assets within our pipeline. To date, we have obtained drug substance and drug product for our drug candidates from third party contract manufacturers. Manufacturing drugs, especially in large quantities, is complex and may require the use of innovative technologies. Each lot of an approved drug product must undergo thorough testing for identity, strength, quality, purity and potency. Manufacturing drugs requires facilities specifically designed for and validated for this purpose, as well as sophisticated quality assurance and quality control procedures. Slight deviations anywhere in the manufacturing process, including filling, labeling, packaging, storage and shipping and quality control and testing, may result in lot failures, product recalls or spoilage. When changes are made to the manufacturing process, we may be required to provide preclinical and clinical data showing the comparable identity, strength, quality, purity or potency of the products before and after such changes. If microbial, viral or other contaminations are discovered at the facilities of our manufacturer, such facilities may need to be closed for an extended period of time to investigate and remedy the contamination, which could delay clinical trials and adversely harm our business. The use of biologically derived ingredients can also lead to allegations of harm, including infections or allergic reactions, or closure of product facilities due to possible contamination. Additionally, we may experience supply chain disruptions or slowdowns, including related manufacturing, logistics, labor supply or other factors related to the supply chains of products and materials that we use. If our third-party manufacturers are unable to produce sufficient quantities for clinical trials or for commercialization as a result of these challenges, or otherwise, our development and commercialization efforts would be impaired, which would have an adverse effect on our business, financial condition, results of operations and growth prospects.
Changes in methods of product candidate manufacturing or formulation may result in additional costs or delay.
As product candidates progress through preclinical and clinical trials to marketing approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods and formulation, are altered along the way in an effort to optimize yield and manufacturing batch size, minimize costs and achieve consistent quality and results. Such changes carry the risk that they will not achieve these intended objectives. Any of these changes could cause our product candidates to perform differently and affect the results of planned clinical trials or other future clinical trials conducted with the altered materials. This could delay completion of clinical trials, require the conduct of bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our product candidates and jeopardize our ability to commercialize our product candidates, if approved, and generate revenue.

Recursion, or the third parties upon whom we depend, may be adversely affected by natural disasters, and our business continuity plans and insurance coverage may not be adequate.

Our current operations are located in Salt Lake City, Utah; Milpitas, California; Toronto and Montreal, Canada; and London, United Kingdom. A natural disaster or other serious unplanned event, such as flood, fire, explosion, earthquake, extreme weather condition, pandemic (including COVID-19), power shortage, telecommunications failure, global political instability, warfare, or man-made incident, could result in us being unable to fully utilize our facilities, delays in the development of our drug candidates, interruption of our business operations, or unexpected increased costs, which may have a material and adverse effect on our business. Our collaboration partners, as well as suppliers to us or our collaboration partners, and our third-party service providers and vendors, are similarly subject to some or all of these events. If a natural disaster, power outage, or other event occurs that (i) prevents us from using all or a significant portion of our headquarters or our datacenters; (ii) damages critical infrastructure or our equipment, such as our research facilities or the manufacturing facilities of our third-party contract manufacturers; or (iii) otherwise significantly disrupts operations, it may be difficult, or in certain cases impossible, for us to continue our business for a substantial period of time.

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

We have substantial federal and state net operating loss (NOL) carryforwards. To the extent that we continue to generate taxable losses as expected, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire, except the federal NOLs generated during and after fiscal year 2018 are carried forward indefinitely. Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” its ability to use pre-change NOL carryforwards and certain other pre-change tax attributes (such as research tax credits) to offset its post-change income could be subject to an annual limitation. An “ownership change” is generally defined as a greater than 50% change by value in the ownership of the corporation’s equity by one or more 5% shareholders over a three-year period. Such annual limitation could result in the expiration of a portion of our NOL carryforwards before full utilization thereof. We may have experienced ownership changes within the meaning of Section 382 in the past and we may experience some ownership changes in the future as a result of subsequent shifts in our stock ownership, such as a result of our follow-on offerings or subsequent shifts in our stock ownership (some of which shifts are outside our control). We have not yet conducted a study to assess whether an ownership change has occurred. Future legislative or regulatory changes could also negatively impact our ability to utilize our NOL carryforwards or other tax attributes. We also have substantial foreign NOLs, which are likely subject to similar restrictions under the laws of the applicable jurisdiction. Provisions of state or foreign tax law may also suspend or otherwise limit our ability to use NOLs and accumulated state or foreign tax attributes. As a result, if we attain profitability, we may be unable to use all or a material portion of our

NOL carryforwards and other tax attributes for federal, state or foreign tax purposes, which could result in increased tax liability and adversely affect our future cash flows.

Changes in tax laws or regulations that are applied adversely to us or disagreements between us and tax authorities regarding the application of existing tax laws or regulations may have a material adverse effect on our business, cash flow, financial condition or results of operations.

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

A tax authority may disagree with tax positions that we take, and may take the position that tax liabilities, interest and penalties, which could be material, are payable by us. Contesting such an assessment may be lengthy and costly and if we were unsuccessful in disputing the assessment, the implications could increase our anticipated effective tax rate, where applicable.

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

We currently rely, and expect to continue to rely, on third parties to conduct some aspects of research and preclinical testing and clinical trials. The third parties include CROs, clinical data management organizations, contract laboratories, medical institutions, and principal investigators. Any of these third parties may fail to fulfill their contractual obligations, including by not meeting deadlines for the completion of research, testing, or trials, or we or they may terminate their engagements with us. If any of our relationships with these third parties terminate, we may not be able to enter into arrangements with alternative third parties on commercially reasonable terms, or at all. If we need to enter into alternative arrangements, such negotiations could delay product development activities. Termination of or limitations on our relationships with foreign third parties can also occur if U.S. legislation, sanctions, trade restrictions, or other U.S. and foreign regulatory requirements, prohibitions or restrictions, limit or prevent our ability to enter into arrangements with such foreign third parties. For example, we currently rely on foreign CROs and CDMOs, including an affiliate/subsidiary of WuXi AppTec Co., Ltd. (WuXi AppTec) in China that has been listed as a biotechnology company “of concern” in proposed U.S. legislation known as the BIOSECURE Act. While the BIOSECURE Act as currently proposed would restrict purchasing of services or products from WuXi AppTec and other companies of concern in China, it would only impact U.S. companies that contract with or receive funding from the U.S. government, which means that our company would not be directly impacted by the BIOSECURE Act. As another example, the Department of Justice recently issued a final rule which takes effect in April 2025 that places limitations, and in some cases prohibitions, on certain transfers of sensitive personal data to business partners located in China or with other specified links to China (and other designated countries). These and other future further legislation, sanctions, or restrictions could adversely impact our current or future third-party arrangements with companies such as WuXi AppTec which could delay or impact clinical trials and consequently delay or obstruct successful commercialization of our drug candidates.

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

Our current patent portfolio contains a limited number of patents and patent applications, some of which are in-licensed from third parties, related to our drug product candidates and methods of their use. While we license composition of matter patents for REC-4881 and REC-2282, we expect these patents to expire prior to commercial launch. We cannot be certain that any non-provisional patent applications we or our licensors may file will result in issued patent claims covering the composition of matter of REC-994, REC-2282, REC-4881, REC-3964, REC-617, REC-1245, REC-3565, or REC-4539.

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

These and similar issues may arise with respect to our collaboration agreements, such as the Bayer Agreement and the Roche Genentech Agreement. The Bayer Agreement, the Roche Genentech Agreement, the Merck Agreement, and the Sanofi Agreement are some of our key collaborations, and there is no assurance that these collaborations will continue past their current terms, on favorable terms or at all, or that at any time while the collaborations are in effect the parties will operate under the agreements without disputes.

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

RISKS RELATED TO ACQUISITIONS

The failure to integrate successfully the businesses of Recursion and Exscientia in the expected timeframe would adversely affect Recursion’s future business and financial performance
The combination of two independent companies is a complex, costly and time-consuming process. As a result, the combined company will be required to devote significant management attention and resources to integrate the business practices and operations of Exscientia and Recursion. The integration process may disrupt the business of either or both of the companies and, if implemented ineffectively, could preclude realization of the full benefits expected by Exscientia and Recursion business combination. The failure of Recursion to meet the challenges involved in successfully integrating the operations of Exscientia and Recursion or otherwise to realize the anticipated benefits of the business combination could cause an interruption of the activities of Recursion and could seriously harm its results of operations. In addition, the overall integration of the two companies may result in material unanticipated problems, expenses, liabilities, competitive responses, loss of customer relationships and diversion of management’s attention, and may cause Recursion’s stock price to decline. The difficulties of combining the operations of Recursion and Exscientia include, among others:
•managing a significantly larger company;
•coordinating geographically separate organizations, including extensive operations outside of the U.S.;
•the potential diversion of management’s focus and resources from other strategic opportunities and from operational matters;
•performance shortfalls at one or both of the companies as a result of the diversion of management’s attention caused by integrating the companies’ operations;
•aligning and executing the strategy of Recursion and Exscientia;
•retaining existing business relationships and executing new strategic or commercial relationships;
•maintaining employee morale and retaining key management and other employees;
•the disruption of, or the loss of momentum in, each company’s ongoing business or inconsistencies in standards, controls, systems, procedures and policies;
•integrating two unique business cultures, which may prove to be incompatible;
•the possibility of faulty assumptions underlying expectations regarding the integration process;
•consolidating corporate and administrative infrastructures and eliminating duplicative operations;
•integrating IT, communications and other systems;
•changes in applicable laws and regulations; and
•managing tax costs or inefficiencies associated with integrating the operations of Recursion and Exscientia.
Many of these factors will be outside of Recursion’s control and any one of them could result in increased costs, decreased revenues and diversion of management’s time and energy, which could materially impact the combined company’s business, financial condition and results of operations. In addition, even if the operations of Recursion and Exscientia are integrated successfully, Recursion may not realize the full benefits of the business combination, including the cost savings or other benefits and synergies that Recursion and Exscientia expect. These benefits may not be achieved within the anticipated timeframe, or at all. As a result, Recursion and Exscientia cannot assure their respective stockholders, shareholders and ADS holders that the combination of Recursion and Exscientia will result in the realization of the full benefits anticipated from the business combination.
The anticipated benefits of the business combination with Exscientia may vary from expectations.
Recursion may fail to realize the anticipated cost savings or other benefits expected from the business combination with Exscientia, which could adversely affect its business, financial condition and operating results. The success of the business combination will depend, in significant part, on Recursion’s ability to successfully integrate the businesses of Recursion and Exscientia and realize the anticipated strategic benefits and synergies from the business combination. Recursion and Exscientia believe that the combination of the two businesses will complement each party’s strategy by providing a balanced and diversified product portfolio, operational efficiencies, supply chain optimization, complementary geographic footprints, product development synergies and capital raising opportunities. However, achieving these goals requires, among other things, realization of the targeted cost synergies expected from the business combination. The anticipated benefits of the business combination and actual operating, technological, strategic and revenue opportunities may not be realized fully or at all, or may take longer to realize than expected. If Recursion is not able to achieve these objectives and realize the anticipated benefits and synergies expected from the business combination within the anticipated timeframe or at all, Recursion’s business, financial condition and operating results may be adversely affected.
The future results of Recursion will suffer if Recursion does not effectively manage its expanded operations resulting from the business combination with Exscientia.
As a result of the business combination with Exscientia, the size of the business of Recursion has increased significantly. Recursion’s future results depends, in part, upon its ability to manage this expanded business, which will pose substantial challenges for management, including challenges related to the management and monitoring of new operations and associated increased costs and complexity. There can be no assurance that Recursion will be successful or that it will realize the expected operating efficiencies, cost savings, revenue enhancements and other benefits currently anticipated from the business combination.
Business issues currently faced by Recursion or Exscientia may be imputed to the operations of the other.
To the extent either Recursion or Exscientia had, or is perceived by business partners to have had, operational challenges, such as performance, management or workforce issues, those challenges may raise concerns by existing business partners of the other company, which may limit or impede Recursion’s future ability to obtain additional business from those business partners.
Recursion is exposed to greater foreign currency exchange risk.
As a result of integrating the businesses of Exscientia, Cyclica, and Valence, a greater portion of Recursion’s business takes place in international markets. Recursion will conduct its business and prepare its consolidated financial statements in its functional currency, while the financial statements of each of its subsidiaries will be prepared in the functional currency of that entity and the business of that entity will be conducted in the functional currency of that entity. Accordingly, it is expected that Recursion’s revenues and earnings will be exposed to the risks that may arise from fluctuations in foreign currency exchange rates, which could have a material adverse effect on Recursion’s business, results of operations or financial condition.
As a company with substantial operations outside of the United States, we are subject to economic, political, regulatory and other risks associated with international operations.
As a result of our acquisitions, we now have substantial operations in Canada, England, Scotland, and our business is subject to risks associated with conducting business outside of the United States. Many of our suppliers and clinical trial relationships are now located outside the United States. Accordingly, our future results could be harmed by a variety of factors, including:
•economic weakness, including inflation, or political instability in certain non-U.S. economies and markets;
•differing and changing regulatory requirements for product approvals;
•differing jurisdictions could present different issues for securing, maintaining or obtaining freedom to operate in such jurisdictions;
•potentially reduced protection for intellectual property and proprietary rights;
•difficulties in compliance with different, complex and changing laws, regulations and court systems of multiple jurisdictions and compliance with a wide variety of foreign laws, treaties and regulations;
•changes in non-U.S. regulations and customs, tariffs and trade barriers;
•changes in currency exchange rates of the pound sterling, euro and the risk of the imposition of currency controls;
•changes in a specific country’s or region’s political or economic environment;
•trade protection measures, import or export licensing requirements or other restrictive actions by governments;
•differing reimbursement regimes and price controls in certain non-U.S. markets;
•negative consequences from changes in tax laws or practice;
•compliance with tax, employment, immigration and labor laws for employees living or travelling abroad, including, for example, the variable tax treatment in different jurisdictions of options granted under our share option schemes or equity incentive plans;
•workforce uncertainty in countries where labor unrest is more common than in the United States;
•litigation or administrative actions resulting from claims against us by current or former employees or consultants individually or as part of class actions, including claims of wrongful terminations, discrimination, misclassification or other violations of labor law or other alleged conduct;
•difficulties associated with staffing and managing international operations, including differing labor relations;
•production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and
•business interruptions resulting from geo-political actions, including war and terrorism, or natural disasters including earthquakes, typhoons, floods and fires and other natural disasters caused by climate change.

We have in the past and may in the future acquire other companies or technologies, which could divert our management’s attention, result in additional dilution to our shareholders and otherwise disrupt our operations and adversely affect our operating results.

In August 2021, Exscientia acquired 100% of the outstanding share capital of Allcyte GmbH, a precision medicine biotechnology company. In May 2023, we acquired Cyclica and Valence, and in November 2024, we entered into a business combination with Exscientia. We may in the future seek to acquire or invest in additional businesses, solutions or technologies that we believe could complement or expand our solutions, enhance our technical capabilities, or otherwise offer growth opportunities. The pursuit of potential acquisitions or business combinations may divert the attention of management and cause us to incur various expenses in identifying, investigating and pursuing suitable acquisitions, whether or not they are consummated.

Our success in realizing any such growth opportunities and cost synergies, and the timing of this realization, depends on the successful integration of any acquired company’s, business and operations with our business and operations. Even if we are able to integrate our business with acquired businesses or the business of a future acquisition target successfully, this integration may not result in the realization of the outcomes and benefits, growth opportunities, and cost synergies we expect within the anticipated time frame or at all. Moreover, we may incur substantial expenses in connection with the integration of any acquired company’s business with our business. While we may be able to anticipate that certain expenses will be incurred, such expenses are difficult to estimate accurately, and may exceed our estimates. Accordingly, the outcomes and benefits from any future acquisition may be offset by costs incurred or delays in integrating the potential acquisition targets, which could cause the outcomes and benefits we may anticipate to be inaccurate or not realized.

In addition, a significant portion of the purchase price of companies we acquire may be allocated to acquired goodwill and other intangible assets, which must be assessed for impairment at least annually. In the future, if our acquisitions do not yield expected returns, we may be required to take charges to our operating results based on this impairment assessment process, which could adversely affect our results of operations.

Acquisitions could also result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our operating results. In addition, if an acquired business fails to meet our expectations, our business, financial condition, results of operations and prospects may suffer.

RISKS RELATED TO GOVERNMENT REGULATION
We may be unable to obtain U.S. or foreign regulatory approval and, as a result, may be unable to commercialize our product candidates.
Our product candidates are and will continue to be subject to extensive governmental regulations relating to, among other things, research, testing, development, manufacturing, safety, efficacy, approval, recordkeeping, reporting, labeling, storage, packaging, advertising and promotion, pricing, marketing and distribution of drugs. Rigorous preclinical testing and clinical trials and an extensive regulatory approval process must be successfully completed in the United States and in many foreign jurisdictions before a new drug can be approved for marketing. Satisfaction of these and other regulatory requirements is costly, time consuming, uncertain and subject to unanticipated delays. We cannot provide any assurance that any product candidate we may develop will progress through required clinical testing and obtain the regulatory approvals necessary for us to begin selling them.
We have not conducted, managed or completed large-scale or pivotal clinical trials nor managed the regulatory approval process with the FDA or any other regulatory authority. The time required to obtain approvals from the FDA and other regulatory authorities is unpredictable and requires successful completion of extensive clinical trials which typically takes many years, depending upon the type, complexity and novelty of the product candidate. The standards that the FDA and its foreign counterparts use when evaluating clinical trial data can, and often does, change during drug development, which makes it difficult to predict with any certainty how they will be applied. We may also encounter unexpected delays or increased costs due to new government regulations, including future legislation or administrative action, or changes in FDA policy during the period of drug development, clinical trials and FDA regulatory review.
Any delay or failure in seeking or obtaining required approvals would have a material and adverse effect on our ability to generate revenue from any particular product candidates we are developing and for which we are seeking approval. Furthermore, any regulatory approval to market a drug may be subject to significant limitations on the approved uses or indications for which we may market, promote and advertise the drug or the labeling or other restrictions. In addition, the FDA has the authority to require a REMS plan as part of approving a marketing application, or after approval, which may impose further requirements or restrictions on the distribution or use of an approved drug. These requirements or restrictions might include limiting prescribing to certain physicians or medical centers that have undergone specialized training, limiting treatment to patients who meet certain safe-use criteria and requiring treated patients to enroll in a registry. These limitations and restrictions may significantly limit the size of the market for the drug and affect reimbursement by third-party payors.
We are also subject to numerous foreign regulatory requirements governing, among other things, the conduct of clinical trials, manufacturing and marketing authorization, pricing and third-party reimbursement. The foreign regulatory approval process varies among countries, and generally includes all of the risks associated with FDA approval described above as well as risks attributable to the satisfaction of local regulations in foreign jurisdictions. Moreover, the time required to obtain approval may differ from that required to obtain FDA approval.
The FDA, EMA and other comparable foreign regulatory authorities may not accept data from trials conducted in locations outside of their jurisdiction.
The acceptance of study data by the FDA, EMA or other comparable foreign regulatory authority from clinical trials conducted outside of their respective jurisdictions may be subject to certain conditions. In cases where data from United States clinical trials are intended to serve as the basis for marketing approval in the foreign countries outside the United States, the standards for clinical trials and approval may be different. There can be no assurance that any United States or foreign regulatory authority would accept data from trials conducted outside of its applicable jurisdiction. If the FDA, EMA or any applicable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which would be costly and time-consuming and delay aspects of our business plan, and which may result in our product candidates not receiving approval or clearance for commercialization in the applicable jurisdiction.
Uncertainty in the regulatory framework could also result in disruption to the supply and distribution as well as the import/export both of active pharmaceutical ingredients and finished product. Such a disruption could create supply difficulties for ongoing clinical trials. The cumulative effects of the disruption to the regulatory framework, uncertainty in future regulation, and changes to existing regulations may increase our development lead time to marketing authorization and commercialization of products in the EU and/or the UK and increase our costs. We cannot predict the impact of such changes and future regulation on our business or the results of our operations.

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
In response to the court decision in Catalyst Pharms., Inc. v. Becerra, 14 F.4th 1299 (11th Cir. 2021), in January 2023, which challenged FDA’s orphan exclusivity determination, the FDA published a notice in the Federal Register to clarify that while the agency complies with the court’s order in Catalyst, the FDA intends to continue to apply its longstanding interpretation of the regulations to matters outside of the scope of the Catalyst order – that is, the agency will continue tying the scope of orphan-drug exclusivity to the uses or indications for which a drug is approved, which permits other sponsors to obtain approval of a drug for new uses or indications within the same orphan designated disease or condition that have not yet been approved. It is unclear how future litigation, especially in view of Supreme Court’s overturn of the Chevron doctrine in Loper Bright Enterprises v. Raimondo, legislation, agency decisions, and administrative actions under the new Trump administration will impact the scope of the orphan drug exclusivity.

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

Failure to comply with anti-bribery and anti-corruption laws and anti-money laundering laws, and similar laws, could subject us to penalties and other adverse consequences.

We have expanded our operations outside of the United States, use service providers in many regions outside the U.S. and expect our foreign activities to increase in the future. If we continue expanding our operations outside of the United States, we must dedicate additional resources to comply with U.S. laws governing activities in other countries, as well as numerous laws and regulations in each jurisdiction in which we plan to operate, such as the U.S. Foreign Corrupt Practices Act, the United Kingdom Bribery Act 2010, and similar laws, U.S. and foreign anti-money laundering laws and regulations.

Anti-corruption and anti-bribery laws have been enforced aggressively in recent years and are interpreted broadly to generally prohibit companies, their employees, agents, representatives, business partners, and third-party intermediaries from authorizing, offering, or providing, directly or indirectly, improper payments or benefits to recipients in the public or private sector. Compliance with the FCPA is expensive and difficult, particularly in countries in which corruption is a recognized problem. In addition, the FCPA presents particular challenges in the pharmaceutical industry, because, in many countries, hospitals are operated by the government, and doctors and other hospital employees are considered foreign officials. Certain payments to hospitals in connection with clinical trials and other work have been deemed to be improper payments to government officials and have led to FCPA enforcement actions.

We have direct or indirect interactions with officials and employees of governmental agencies or government-affiliated hospitals, universities or other organizations. We engage third parties for clinical trials and/or to obtain necessary permits, licenses, patent registrations, and other regulatory approvals and to otherwise assist in conducting our business abroad. We can be held liable for the corrupt or other illegal activities of our employees, agents, representatives, business partners and third parties, even if we do not explicitly authorize or have prior knowledge of such activities. These laws also require that we keep accurate books and records and maintain internal controls and compliance procedures designed to prevent any such actions. We cannot assure you that all of our employees, agents, representatives, business partners, or third-party intermediaries will not take actions in violation of applicable law for which we may be ultimately held responsible. As we increase our international sales and business, our risks under these laws may increase.

Changing, inconsistent, or conflicting laws, rules and regulations governing international business practices, and ambiguities in their interpretation and application, create uncertainty and challenges. Any allegations or failure to comply with any such laws or regulations may result in whistleblower complaints, sanctions, settlements, prosecution, enforcement actions, fines, damages, adverse media coverage, investigations, substantial civil and criminal penalties, and suspension or debarment from government contracting, all of which may have an adverse effect on our reputation, business, results of operations, and prospects. Responding to any investigation or action will likely result in a materially significant diversion of management’s attention and resources and significant defense costs and other professional fees. The SEC also may suspend or bar issuers from trading securities on U.S. exchanges for violations of the FCPA’s accounting provisions.

We are subject to various governmental export controls, trade and economic sanctions, and import laws and regulations that could impair our ability to compete in international markets and subject us to liability if we are not in full compliance with applicable laws.

Our products and technologies are subject to export control laws and regulations, including the Export Administration Regulations administered by the U.S. Department of Commerce, and our products, technologies, and activities are subject to trade and economic sanctions, including those administered by the U.S. Treasury Department’s Office of Foreign Assets Control, or OFAC, as well as regulations administered by the governments of the United Kingdom and authorities in the European Union, which we collectively refer to as trade controls. As such, licenses and notices may be required to import products, technologies, and services from or export or re-export products, technologies, and services to certain countries and end users and for certain end uses. For example, the U.S. government continues to add additional entities in China and elsewhere to restricted party lists impacting the ability of U.S. companies to provide products, technology, and services to, and in some cases receive products, technologies, and services from, these entities. These controls may impact our ability to import certain products, technology, or services from or export or re-export certain products, technology, or services to China and other destinations, and it is also possible that the Chinese government will retaliate in ways that could impact our business. The process for obtaining necessary licenses and making required notices may be time-consuming or unsuccessful, potentially causing delays in sales or losses of sales opportunities. Trade controls are complex and dynamic regimes and monitoring and ensuring compliance can be challenging. Any failure to comply with these regimes could subject us to both civil and criminal penalties, including substantial fines, possible incarceration of responsible individuals for willful violations, possible loss of our export or import privileges, and reputational harm. In addition, investigating or defending against any such allegations, actions, or investigations will likely result in a materially significant diversion of management’s attention and resources and significant defense costs and other professional fees.

In addition, various countries regulate the import of certain encryption technology, including through import permit and license requirements, and have enacted laws that could limit our ability to distribute our products or could limit our end-customers’ ability to implement our products in those countries. Changes in our products or changes in export and import regulations in such countries may create delays in the introduction of our products into international markets, prevent our end-customers with international operations from deploying our products globally or, in some cases, prevent or delay the export or import of our products to certain countries, governments, or persons altogether. Any change in export or import laws or regulations, economic sanctions, or related legislation, shift in the enforcement or scope of existing export, import, or sanctions laws or regulations, or change in the countries, governments, persons, or technologies targeted by such export, import, or sanctions laws or regulations, could result in decreased use of our products by, or in our decreased ability to export or sell our products to, existing or potential end-customers with international operations. Any decreased use of our products or limitation on our ability to export to or sell our products in international markets could adversely affect our business, financial condition, and results of operations.

Tariffs could also have a material impact on our product costs and decrease our ability to sell our products and services to existing or potential customers as well as harm our ability to compete internationally. Currently, uncertainties concerning tariffs between the United States and Canada, and the United States and China are particularly high. The U.S. government has imposed significant tariffs on a variety of items imported from other countries, particularly China. China responded by imposing significant tariffs on a variety of items imported from the United States. These tariffs could materially and adversely affect our ability to compete internationally. Although the United States and China signed a preliminary trade agreement in early 2020, the tariffs remain in place and President Trump has proposed increasing them. The future of these tariffs, as well as the possibility for new tariffs, remains very uncertain. Other causes of uncertainty include the effects of new tariffs proposed by the President against Mexico and Canada. The macroeconomic effect of any such tariffs on major trading partners like Mexico or Canada could be significant, and our business and financial results could be negatively affected as a result.

Any changes in our product or in export or import regulations or legislation; shifts or changes in enforcement; or changes in the countries, persons or technologies targeted by these regulations could delay us introducing new products in international markets, decrease use of our products by, or decrease our ability to export or sell our products to existing or potential customers with international operations, adversely affecting our business and results of operations.

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

The FDA, EMA, and other regulatory authorities may implement amended or additional regulations or restrictions on the development and commercialization of our drug candidates.

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

Obtaining and maintaining regulatory approval of our product candidates in one jurisdiction does not mean that we will be successful in obtaining regulatory approval of our product candidates in other jurisdictions.
Obtaining and maintaining regulatory approval of our product candidates in one jurisdiction does not guarantee that we will be able to obtain or maintain regulatory approval in any other jurisdiction. For example, even if the FDA or EMA grants marketing approval of a product candidate, comparable regulatory authorities in foreign jurisdictions must also approve the manufacturing, marketing and promotion and reimbursement of the product candidate in those countries. However, a failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory approval process in others. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from those in the United States, including additional preclinical studies or clinical trials as clinical trials conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions. In many jurisdictions outside the United States, a product candidate must be approved for reimbursement before it can be approved for sale in that jurisdiction. In some cases, the price that we intend to charge for our products is also subject to approval.
Obtaining foreign regulatory approvals and establishing and maintaining compliance with foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of our products in certain countries. If we or any future collaborator fail to comply with the regulatory requirements in international markets or fail to receive applicable marketing approvals, our target market will be reduced and our ability to realize the full market potential of our potential product candidates will be harmed.

Even if our product candidates receive regulatory approval, they will be subject to significant post-marketing regulatory requirements and oversight.
Any regulatory approvals that we may receive for our product candidates will require the submission of reports to regulatory authorities and on-going surveillance to monitor the safety and efficacy of the product candidate, may contain significant limitations related to use restrictions for specified age groups, warnings, precautions or contraindications, and may include burdensome post-approval study or risk management requirements and regulatory inspection. For example, the FDA may require a REMS in order to approve our product candidates, which could entail requirements for a medication guide, physician training and communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. If the FDA finds that the clinical data used to support approval do not sufficiently represent the diversity of the real-world patient population, the FDA may require additional data on underrepresented populations post-approval, including as a post-marketing requirement, or the FDA may enter into a written agreement with the applicant to collect additional data as a post-marketing commitment. In addition, if the FDA or foreign regulatory authorities approve our product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export and recordkeeping for our product candidates will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as on-going compliance with cGMPs and GCPs for any clinical trials that we conduct post-approval. In addition, manufacturers of drug products and their facilities are subject to continual review and periodic, unannounced inspections by the FDA and other regulatory authorities for compliance with cGMP regulations and standards. If we or a regulatory agency discover previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facilities where the product is manufactured, a regulatory agency may impose restrictions on that product, the manufacturing facility or us, including requiring recall or withdrawal of the product from the market or suspension of manufacturing. In addition, failure to comply with FDA, EMA and other comparable foreign regulatory requirements may subject our company to administrative or judicially imposed sanctions, including:
•delays in or the rejection of product approvals;
•restrictions on our ability to conduct clinical trials, including full or partial clinical holds on ongoing or planned trials;
•restrictions on the products, manufacturers or manufacturing process;
•warning or untitled letters;
•civil and criminal penalties;
•injunctions;
•suspension or withdrawal of regulatory approvals;
•product seizures, detentions or import bans;
•voluntary or mandatory product recalls and publicity requirements;
•total or partial suspension of production; and
•imposition of restrictions on operations, including costly new manufacturing requirements.
Moreover, the FDA strictly regulates the promotional claims that may be made about drug products. In particular, a product may not be promoted for uses that are not approved by the FDA as reflected in the product’s approved labeling. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant civil, criminal and administrative penalties. The occurrence of any event or penalty described above may inhibit our ability to commercialize our product candidates, if approved, and generate revenue.

The FDA and other regulatory agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses.
If any of our product candidates are approved and we are found to have improperly promoted off-label uses of those products, we may become subject to significant liability. The FDA and other regulatory agencies strictly regulate the promotional claims that may be made about prescription products, such as our product candidates, if approved. In particular, a product may not be promoted for uses that are not approved by the FDA or such other regulatory agencies as reflected in the product’s approved labeling. If we are found to have promoted such off-label uses, we may become subject to significant liability. The U.S. federal government has levied large civil and criminal fines against companies for alleged improper promotion of off-label use and has enjoined several companies from engaging in off-label promotion. The FDA has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed. If we cannot successfully manage the promotion of our product candidates, if approved, we could become subject to significant liability, which would materially adversely affect our business and financial condition.

We may face difficulties from changes to current regulations and future legislation. Healthcare legislative reform measures in the U.S. and abroad, such as changes in healthcare spending and policy, may have a material adverse effect on our business, results of operations, and prospects.

The policies of the FDA, the competent authorities of the E.U. Member States, the EMA, the European Commission and other comparable regulatory authorities responsible for clinical trials may change and additional government regulations may be enacted. In June 2024, the U.S. Supreme Court overruled the Chevron doctrine in Loper Bright, which gives deference to regulatory agencies’ statutory interpretations in litigation against federal government agencies, such as the FDA, where the law is ambiguous. This landmark Supreme Court decision may invite various stakeholders to bring lawsuits against the FDA and other federal agencies to challenge longstanding decisions and policies, which can lead to uncertainty in the industry and disrupt the agencies’ normal operations. Further, changes in the leadership of the FDA and other federal agencies under the new Trump administration can result in changes in agency funding, operations, policies and regulatory actions, which may impact our clinical development plans and timelines.

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

There have been, and likely will continue to be, legislative and regulatory proposals at the U.S. federal and state levels and abroad directed at increasing the availability of healthcare and containing or lowering healthcare costs. For example, the Affordable Care Act (ACA) substantially changed the way healthcare is financed by both governmental and private insurers in the U.S., and significantly impacted the pharmaceutical industry. Since its enactment, there have been legislative and judicial efforts to repeal, replace, or change some or all of the ACA. In June 2021, the United States Supreme Court held that Texas and other challengers had no legal standing to challenge the ACA, dismissing the case without specifically ruling on the constitutionality of the ACA. It is unclear how future litigation and healthcare measures promulgated by the new Trump administration will impact the implementation of the ACA, our business, financial condition and results of operations. Complying with any new legislation or reversing changes implemented under the ACA could be time-intensive and expensive, resulting in a material adverse effect on our business. In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, effective April 1, 2013, which will stay in effect through 2032, unless Congress takes additional action. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on customers for our drugs, if approved, and accordingly, our financial operations.
Moreover, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. For example, the American Rescue Plan Act of 2021 eliminated the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than it receives on the sale of products, which could have a material impact on our business. In August 2022, Congress passed the Inflation Reduction Act of 2022 (IRA), which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single-source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. Various industry stakeholders, including various pharmaceutical companies and the Pharmaceutical Research and Manufacturers of America, have initiated lawsuits against the federal government asserting that the price negotiation provisions of the IRA are unconstitutional. Further, uncertainties created by the IRA, including its long-term impact on drug pricing, may negatively impact investments, company valuation, royalty-based earnings, mergers, and acquisitions in the industry. The impact of these judicial challenges as well as other judicial challenges in view of the Supreme Court’s overturn of the Chevron doctrine, future legislative, executive, and administrative actions and agency rules implemented by the new Trump administration on us and the pharmaceutical industry as a whole is unclear. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates if approved. Complying with any new legislation and regulatory changes could be time-intensive and expensive, resulting in a material adverse effect on our business, and expose us to greater liability.
At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. A number of states are considering or have recently enacted state drug price transparency and reporting laws that could substantially increase our compliance burdens and expose us to greater liability under such state laws once we begin commercialization after obtaining regulatory approval for any of our products. In addition, the FDA has authorized the state of Florida to develop Section 804 Importation Programs to import certain prescription drugs from Canada for a limited period time to help reduce drug costs, provided that Florida’s Agency for Health Care Administration meets the requirements set forth by the FDA. Other states may follow Florida. We are unable to predict the future course of federal or state healthcare legislation in the United States directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. These and any further changes in the law or regulatory framework that reduce our revenue or increase our costs could also have a material and adverse effect on our business, financial condition and results of operations.

.

Our relationships with healthcare professionals, clinical investigators, CROs and third party payors in connection with our current and future business activities may be subject to federal and state healthcare fraud and abuse laws, false claims laws, transparency laws, government price reporting, and health information privacy and security laws, which could expose us to significant losses, including, among other things, criminal sanctions, civil penalties, contractual damages, exclusion from governmental healthcare programs, reputational harm, administrative burdens and diminished profits and future earnings.
Healthcare providers and third-party payors play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our current and future arrangements with healthcare professionals, clinical investigators, CROs, third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we research, as well as market, sell and distribute our products for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations may include the following:
•the federal AKS prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under a federal healthcare program such as Medicare and Medicaid;
•the federal false claims laws, including the civil FCA, which can be enforced by private citizens through civil whistleblower or qui tam actions, and civil monetary penalties laws, prohibit individuals or entities from, among other things, knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;
•the federal HIPAA, prohibits, among other things, executing or attempting to execute a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;
•HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (HITECH) and their implementing regulations, also imposes obligations, including mandatory contractual terms, on covered entities, which are health plans, healthcare clearinghouses, and certain health care providers, as those terms are defined by HIPAA, and their respective business associates, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;
•the federal Physician Payments Sunshine Act requires applicable manufacturers of covered drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to annually report to CMS information regarding payments and other transfers of value to covered recipients, including physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain non-physician healthcare providers (such as physician assistants and nurse practitioners), and teaching hospitals, as well as information regarding ownership and investment interests held by physicians and their immediate family members; and
•analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance regulations promulgated by the federal government and may require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers, marketing expenditures, or drug pricing; state and local laws that require the registration of pharmaceutical sales and medical representatives; state laws that govern the privacy and security of health information in some circumstances (such as Washington’s My Health, My Data Act, which, among other things, provides for a private right of action), many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.
Efforts to ensure that our current and future business arrangements with third parties will comply with applicable healthcare and data privacy laws and regulations will involve on-going substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant penalties, including civil, criminal and administrative penalties, damages, fines, disgorgement, imprisonment, exclusion from participation in government funded healthcare programs, such as Medicare and Medicaid, integrity oversight and reporting obligations, contractual damages, reputational harm, diminished profits and future earnings and the curtailment or restructuring of our operations. Defending against any such actions can be costly, time-consuming and may require significant financial and personnel resources. Therefore, even if we are successful in defending against any such actions that may be brought against us, our business may be impaired. Further, if any of the physicians or other healthcare providers or entities with whom we expect to do business is found to be not in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs.

We are subject to U.S. and foreign laws regarding privacy, data protection, and cybersecurity that could entail substantial compliance costs, while the failure to comply could subject us to significant liability.

Privacy, data protection, and cybersecurity have become significant issues in the U.S., Europe, and other jurisdictions where we conduct or may in the future conduct our operations. The regulatory framework for the collection, use, safeguarding, sharing, transfer, and other processing of health and other personal information is rapidly evolving worldwide and is likely to remain in flux for the foreseeable future. The scope and interpretation of the laws that are or may be applicable to us are often uncertain, subject to differing interpretations, and may be inconsistent among different jurisdictions.

In the U.S., HIPAA, as amended by the HITECH Act, imposes on covered entities certain requirements relating to the privacy, security, and transmission of individually identifiable health information. The legislation also increased the civil and criminal penalties that may be assessed for violations and gave state attorneys general the authority to file civil actions in federal courts to enforce the HIPAA rules. In addition, for clinical trials conducted in the U.S., any personal information that is collected is further regulated by the Federal Policy for the Protection of Human Subjects. Privacy laws are also being enacted or considered at the state level, including significant privacy legislation in California, the California Consumer Privacy Act, as amended and supplemented by the California Privacy Rights Act (the CCPA). Numerous other states have proposed, and in many cases enacted, laws and regulations addressing privacy and cybersecurity. Many of these are general privacy statutes similar to the CCPA. While these laws provide for certain exceptions for protected health information subject to HIPAA and clinical trial regulations, these and other state privacy laws may impact our business activities, and there continues to be uncertainty about how these laws will be interpreted and enforced. Other states have passed privacy legislation, including general privacy legislation similar to the CCPA, and legislation such as Washington’s My Health, My Data Act, that also may impact our business activities, in the future and additional states are evaluating similar legislation.

In the event we enroll subjects in clinical trials in the European Union (EU) or other jurisdictions, or otherwise acquire or process personal data of individuals in those jurisdictions, we may be subject to additional restrictions and obligations relating to the collection, use, storage, transfer, and other processing of this data. In Europe, the EU and the United Kingdom General Data Protection Regulations (respectively, the GDPR and the UK GDPR, together the GDPR) each impose strict requirements around the processing of personal data: Under the GDPR, companies may face temporary or definitive bans on data processing and other corrective actions; fines of up to 20 million Euros under the E.U. GDPR, 17.5 million pounds sterling under the U.K. GDPR or, in each case, 4% of annual global revenue, whichever is greater; or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests. Other countries outside of Europe and the United Kingdom have enacted or are considering enacting similar comprehensive data privacy and security laws and regulations, which could increase the cost and complexity of operating our business.

In the ordinary course of business, we may transfer personal data from Europe and other jurisdictions to the U.S. or other countries. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. The European Economic Area (EEA) and the United Kingdom each restricts the transfer of personal data to the United States and other countries whose privacy laws it generally believes are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Certain mechanisms may be used to transfer personal data from the EEA and United Kingdom to the United States in compliance with law, such as the European Commission’s Standard Contractual Clauses, the United Kingdom’s International Data Transfer Agreement and United Kingdom Transfer Addendum, and the E.U.-U.S. Data Privacy Framework and the United Kingdom’s Extension to such framework (which allows for transfers for relevant U.S.-based organizations who self-certify compliance and participate in the relevant framework and/or extension), such mechanisms are subject to potential legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. If there is no lawful manner for us to transfer personal data from the EEA, the United Kingdom, or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate business or data processing activities to other jurisdictions (such as Europe) at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Additionally, companies that transfer personal data out of the EEA and United Kingdom to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activist groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations.

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

The increasing number, complexity, and potential inconsistency of current and future laws and regulations relating to privacy, data protection, and cybersecurity in the U.S. and other countries make our compliance obligations more difficult and costly. This is particularly true with respect to healthcare data or other personal information acquired as a result of our research activities and clinical trials. More recently, the Department of Justice recently issued a final rule which takes effect in April 2025 that places limitations, and in some cases prohibitions, on certain transfers of sensitive personal data to data to business partners located in China or with other specified links to China (and other designated countries). If we fail to comply with applicable laws, regulations, or other actual or asserted obligations relating to privacy, data protection or cybersecurity, or experience a security breach or incident – or if a third party with whom we share personal information or who processes such information for us fails to comply with applicable actual or asserted obligations or experiences a security breach or incident – or if any of these is reported or perceived to have occurred, it could lead to government investigations, enforcement actions, and other proceedings, as well as civil claims and litigation against us. We could incur substantial costs to defend against any such claims or proceedings and may also be held liable for significant fines, penalties, and monetary judgments. Any of the foregoing could have a material adverse effect on our business, results of operations, reputation, and prospects, including but not limited to: loss of customers; interruptions or stoppages in our business operations (including clinical trials); interruptions or stoppages of data collection needed to train our algorithms; inability to process personal data or to operate in certain jurisdictions; limited ability to develop or commercialize our products;

expenditure of time and resources to defend any claim or inquiry; adverse publicity; or substantial changes to our business model or operations.

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

For example, in Europe, the European Union’s Artificial Intelligence Act (AI Act) entered into force on August 1, 2024. The AI Act establishes a risk-based governance framework for regulating high-risk AI systems operating in or being used by the EU market. The AI Act could impact our products, business, and use of AI, even if we do not have a direct presence in the EU. This framework categorizes AI systems based on the risks associated with such AI systems’ intended purposes as creating “unacceptable”, “high” or “limited” risks. While the AI Act has not yet been enforced, there is a risk that our current or future AI-powered software or applications may be categorized as “high” risk or “limited” risk, obligating us to comply with the applicable requirements of the AI Act, which may impose additional costs on us, increase our risk of liability, or adversely affect our business. For example, “high” risk AI systems are required, amongst other things, to implement and maintain certain risk and quality management systems, conduct certain conformity and risk assessments, use appropriate data governance and management practices, including in development and training, and meet certain standards related to testing, technical robustness, transparency, human oversight, and cybersecurity. Even if our AI systems are not categorized as “high” risk we may be subject to additional transparency and other obligations for “low” risk AI system providers. The AI Act sets forth certain penalties, including fines of the greater of EUR 35 million or 7% of worldwide annual turnover (as defined in the AI Act) for the prior year for violations related to offering prohibited AI-systems or data governance, fines of the greater of EUR 15 million or 3% of worldwide annual turnover for the prior year for violations related to the requirements for “high” risk AI systems, and fines of the greater of EUR 7.5 million or 1.5% of worldwide annual turnover for the prior year for violations related to supplying incorrect, incomplete or misleading information to the EU and member state authorities. The AI Act’s regulatory framework is expected to have a material impact on the way AI is regulated in the EU and across the world. Other jurisdictions also have proposed, and in certain cases enacted, laws and regulations addressing the use and development of AI. For example, in the United States, numerous states have proposed or have enacted laws addressing these matters, and in the United Kingdom, the government has published a white paper calling for existing regulators to implement certain specific principles to guide and inform the responsible development and use of AI. The AI Act and other evolving laws and regulations addressing AI, together with developing guidance and/or decisions in this area, may affect our use of AI and our ability to provide and to improve our services, require additional compliance measures and changes to our operations and processes, result in increased compliance costs and potential increases in civil claims against us, and could adversely affect our business, financial condition and results of operations.

Our employees, independent contractors, consultants, and vendors may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements and insider trading laws, which could cause significant liability for us and harm our reputation.

We are exposed to the risk of fraud or other misconduct by our employees, independent contractors, CROs, consultants, and vendors. Misconduct by these parties could include intentional, reckless, or negligent conduct that causes us to fail to comply with, among other things, FDA regulations or similar regulations of comparable foreign regulatory authorities, drug manufacturing standards, and healthcare fraud and abuse laws. Such misconduct could also involve the improper use of information obtained in the course of clinical trials, as well as violations of HIPAA and other laws relating to privacy, data protection and cybersecurity in the U.S and foreign jurisdictions, including the GDPR. We are also exposed to risks in connection with potential insider trading violations by employees or others affiliated with us. It is not always possible to identify and deter employee or other individual misconduct. The precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses, or in protecting us from governmental investigations or other actions or lawsuits stemming from noncompliance with applicable laws, standards, regulations, or codes of conduct. If any such actions are instituted against us, whether with or without merit, and we are not successful in defending ourselves or asserting our rights, they may result in damages, fines, and other sanctions that could materially and adversely affect our business, results of operations, and reputation.

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

We are highly dependent on the research and development, clinical, and business development expertise of our executive, management, scientific, technological, and clinical teams. Although we have entered into employment agreements with our executive officers, certain officers have, and any of them may in the future terminate their employment with us at any time or may not be able to perform the services we need in the future. The loss of the services of any of our executive officers or other key employees could impede the achievement of our research, development and commercialization or other business objectives in our drug discovery business or harm our ability to successfully implement our business strategy. Replacing any executive officers and key employees may be difficult and may take an extended period of time because of the limited number of individuals with the breadth of skills and experience required to successfully develop, gain regulatory approval of, and commercialize products in the life sciences industry.

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

We expect to experience growth in the number of employees and the scope of our operations. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational, and financial systems; expand our facilities; and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations. For example, after the business combination with Exscientia, Recursion experienced rapid headcount growth from 515 employees as of January 1, 2024, to approximately 800 employees as of December 31, 2024.

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

Increased labor costs, potential organization of our workforce, employee strikes and other labor-related disruption may adversely affect our operations.

None of our employees are represented by a labor union or, other than as set out below, subject to a collective bargaining agreement. We provide no assurance that our labor costs going forward will remain competitive for various reasons, such as: (i) our workforce may organize in the future and labor agreements may be put in place that have significantly higher labor rates and company obligations; (ii) our competitors may maintain significantly lower labor costs, thereby reducing or eliminating our comparative advantages vis-à-vis one or more of our competitors or the larger industry; and (iii) our labor costs may increase in connection with our growth.

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

Our Class A common stock, the class of our common stock listed on The Nasdaq Stock Market, has one vote per share, and our Class B common stock has 10 votes per share. As of December 31, 2024, Dr. Gibson, our CEO and a member of our board of directors, and his affiliates held 171,824 shares of our Class A common stock and all of the issued and outstanding shares of our Class B common stock, representing approximately 15% of the voting power of our outstanding capital stock, which voting power may increase over time as Dr. Gibson exercises or vests in equity awards. If all such equity awards held by Dr. Gibson had been exercised or vested and exchanged for shares of Class B common stock as of December 31, 2024, Dr. Gibson and his affiliates would hold approximately 16% of the voting power of our outstanding capital stock.

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

Future transfers by the holders of Class B common stock will generally result in those shares automatically converting into shares of Class A common stock, subject to limited exceptions, such as certain transfers for estate planning. Transfers or exchanges of shares of Class B common stock may result in the issuance of additional shares of Class A common stock and such issuances will be dilutive to holders of our Class A common stock. In addition, each share of Class B common stock will convert automatically into one share of Class A common stock upon the earliest of (i) April 16, 2028; (ii) the date specified by written consent or agreement of the holders of 66 2/3% of our then outstanding shares of Class B common stock; (iii) nine months after Dr. Gibson ceases to hold any positions as an officer or director with us; or (iv) nine months after the death or disability of Dr. Gibson. We refer to the date on which such final conversion of all outstanding shares of Class B common stock pursuant to the terms of amended and restated certificate of incorporation occurs as the Final Conversion Date.

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant influence over matters subject to stockholder approval.

As of December 31, 2024, our executive officers, directors, holders of 5% or more of our capital stock, and their respective affiliates, including Dr. Gibson and his affiliates, beneficially owned shares representing more than 40% of our voting power. These stockholders, acting together, may be able to impact matters requiring stockholder approval, including the elections of directors; amendments of our organizational documents; and approval of any merger, sale of all or substantially all of our assets, or other major corporate transaction. This beneficial ownership concentration may also have the effect of deterring, delaying, or preventing unsolicited acquisition proposals or offers for our capital stock that other stockholders may feel are in their best interest. The interests of this group of stockholders may not always coincide with each other’s interests or the interests of other stockholders, and this group may act in a manner that advances its best interests and not necessarily those of other stockholders generally, including seeking a premium value for their Class A common stock, which might therefore affect the market price for our Class A common stock.

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

Also, shares of Class A common stock that are either subject to outstanding equity awards or that are reserved for future issuance under our equity compensation plans are eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules and Rule 144 and Rule 701 under the Securities Act. Some holders of shares of our Class A common stock issued and issuable upon conversion of Class B common stock are entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares purchased by affiliates.

We have, and may in the future, issue additional securities in connection with any financings, investments, or acquisitions, and the number of shares issued could constitute a material portion of our then-outstanding common stock. For example, we issued shares of Class A common stock in private placement financings in October 2022 and July 2023. In June 2024, we issued 35.4 million shares of Class A common stock in an underwritten public offering, during fiscal 2024 we issued 9,915,218 shares of Class A common stock from time to time in “at-the-market” offerings, and in February 2025, we entered into a new Sales Agreement, that provides for the offering, issuance and sale of up to an aggregate amount of $500.0 million of our Class A common stock from time to time in additional “at-the-market” offerings. In addition to capital raising issuances, in connection with the acquisitions of Cyclica and Valence in May 2023, we issued 12.4 million shares of our Class A common stock or securities convertible or exchangeable into Class A common stock and in November 2024, we issued approximately 102.1 million shares of our Class A common stock in connection with our business combination with Exscientia. We have also issued 6.7 million shares of our Class A common stock to Tempus in payment for license fees under the terms of the Tempus Agreement and may issue additional shares in the future under the Tempus Agreement.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act, we are required to furnish a report by our management on our internal control over financial reporting. This assessment must include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. If we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control over financial reporting is effective. For example, in connection with the audit of our consolidated financial statements as of and for the year ended December 31, 2023, our management and auditors identified a material weakness related to the Company’s processes to estimate costs used to calculate revenue related to its revenue license agreement, which remains unremediated as of December 31, 2024. See “—We have identified material weaknesses in our internal control over financial reporting. If we fail to maintain effective internal controls, we may be unable to produce timely and accurate financial statements, and we may conclude that our internal control over financial reporting is not effective, which could adversely impact our investors’ confidence and our stock price.” We cannot assure you that we will be able to remediate such material weakness or that there will not be material weaknesses or significant deficiencies in our internal control over financial reporting in the future.

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

In connection with the audit of our consolidated financial statements as of and for the year ended December 31, 2023, management identified a material weakness related to the Company’s management review process over the estimated costs and time to completion and controls to validate completeness and accuracy of information used to calculate revenue and unearned revenue related to our license agreement, which remains unremediated as of December 31, 2024. Additionally, prior to the business combination with Recursion and in connection with the preparation and audits of our financial statements as of and for the years ended December 31, 2022 and 2023, material weaknesses were identified in Exscientia’s internal control over financial reporting. Each material weakness identified remains unremediated as of December 31, 2024. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

Although we are taking steps to improve our internal control over financial reporting and remediate these material weaknesses, we cannot assure you that the measures we have taken to date will be sufficient to avoid potential future material weaknesses.

The identification of material weaknesses in our internal control over financial reporting, the inability to comply with the requirements of Section 404 of the Sarbanes-Oxley Act, the inability to conclude that our internal control over financial reporting is effective, or the inability of our independent registered public accounting firm to express an opinion that our internal control over financial reporting is effective, could cause investors lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected. As a result of such failures, we could also become subject to investigations by Nasdaq, the SEC or other regulatory authorities, and become subject to litigation from investors and stockholders, which could harm our reputation and financial condition or divert financial and management resources from our regular business activities.

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

Risk Identification and Assessment

As part of our overall risk management system, we have a dedicated InfoSec team to oversee management’s process for effectively monitoring and mitigating risk. The InfoSec team regularly reviews threat intelligence from various sources, including third-party InfoSec consultants, assesses the applicability of known threats and threat actor behavior and tactics to the Company, and assesses whether these threats pose risks to the Company. The InfoSec team then evaluates potentially appropriate administrative, technical, and physical controls to mitigate and reduce these risks within the appropriate business context and applies such controls where appropriate. We also have implemented a process to identify and mitigate risks from cybersecurity threats related to our use of third-party service providers.

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

Consequence Mitigation

We also test the Company’s InfoSec’s Incident Response control effectiveness through tabletop exercises facilitated by a third party. These exercises test the Company’s ability to detect and respond to cybersecurity incidents in a timely manner with a goal to reduce the impact of cybersecurity incidents. Our InfoSec policies, processes and procedures are tested for completion and accuracy through these exercises. We use the results of these exercises to identify, evaluate, and prioritize potential areas of improvement identified through the InfoSec Roadmap.

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

The execution of the Company’s cybersecurity processes is overseen by a committee that includes our Chief Information Security Officer (“CISO”), Chief Financial Officer, Chief Operating Officer, General Counsel and Chief Technology Officer (“CTO”). This committee is responsible for the overall cybersecurity strategy and approving the cybersecurity processes, policies, and procedures, including the InfoSec Roadmap. The committee receives regular reports on the InfoSec strategy, risks, and mitigation efforts. It is also informed of any potential reportable information security incidents and is responsible for assessing the impact and approving remediation plans, as well as escalating to the Audit Committee or Board of Directors. Overall implementation of the cybersecurity strategy is executed across the enterprise by Recursion’s InfoSec team, which is supervised by the CISO.

Our CISO has held various Information Security Leadership and Technology roles over the past 25 years in the biopharmaceutical, life sciences industry, including roles at Genentech (USA), Roche Farma S.A. (Spain), Hoffman - La Roche (Switzerland) and most recently at Jazz Pharmaceuticals (USA) as their Global CISO before joining Recursion in 2021. Our CISO brings extensive risk management experience including developing cybersecurity strategy, implementing effective information and cybersecurity programs, and secure architecture.

Our General Counsel was a corporate and securities lawyer at Wilson Sonsini Goodrich & Rosati, P.C., where he represented venture-backed technology and life sciences companies through all stages of growth. Additionally, he has played a critical role in building Recursion’s public company compliance and corporate governance structure.

Our CTO has a versatile background in computer science, machine learning, software engineering and data science with over 15 years of industry experience, building automated machine learning systems and solutions in the ad tech, customer service, and healthcare industries. Prior to joining Recursion, our CTO held various leadership roles providing strategic leadership for the company’s IT organization.

Given the importance of information security to our stakeholders, our Board of Directors receives regular updates from our CISO on cybersecurity-related matters, including the status of projects to strengthen our security systems and to improve our cyber threat readiness.

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

Recursion’s United Kingdom operations are headquartered at 3 Pancras Sq, London N1C 4AG, UK where we lease 6,792 square feet of office space through January 2029. In addition to our London office, we also have laboratory space in Milton Park, Oxfordshire, for our automation chemistry laboratory with approximately 20,151 square feet. The Milton Park lease expires in 2031.

In addition to our headquarters in both Salt Lake City, UT and London, UK, Recursion operates several core satellite offices and a vivarium laboratory in key talent markets in Toronto, Montreal, New York City and Milpitas.

Recursion’s Toronto office is located at 336 Queen Street West, Toronto CA M5V 2A2, where we lease 28,110 square feet of office space. The current term expires in November 2032. In addition to our office in Toronto, we also have two leases in Montreal that house our semi-autonomous artificial intelligence engine, Valence Labs. Valence Labs leases an 8,367 square foot office and dry laboratory space located at 6666 Rue Saint-Urbain, Montreal CA H2S3H1 that expires in March 2029. Valence also has a research lounge located in the world-renowned artificial intelligence and machine learning hub MILA. This 2,256 square foot office space hosts academic researchers and expires in September 2025.

Recursion’s New York City office is located at 66 Hudson Boulevard E, New York, NY 10001, where we lease 11,655 square feet of office with a term that expires December 2028.

In Milpitas, CA, we lease 25,557 square feet of research vivarium and office space with a term that expires in May 2028.

We believe our facilities are adequate and suitable for our current needs and that, should it be needed, suitable additional or alternative space will be available to accommodate our operations.

Item 3. Legal Proceedings.

The Company is, and may in the future from time to time be, involved in various legal proceedings arising in the normal course of business. An unfavorable resolution of any such matter could materially affect the Company’s future financial position, results of operations or cash flows. For more information pertaining to our legal proceedings, see the information set forth under the heading “Legal Matters” in Part II, Item 8, Note 7, “Commitments and Contingencies,” which is incorporated herein by reference.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Principal market

The principal market for Recursion’s Class A common stock is the Nasdaq Global Select Market (Symbol: RXRX). Our Class A common stock began trading on April 16, 2021. Prior to that date, there was no public market for our Class A common stock.

Recursion’s Class B and Exchangeable common stock are not listed on any stock exchange nor traded on any public market.

Stock performance graph

The following graph compares the cumulative total returns of Recursion, the Nasdaq Composite Index and the Nasdaq Biotechnology Index from our April 16, 2021 closing stock price (the date on which our common stock first began trading on the Nasdaq Global Select Market) through December 31, 2024. This graph assumes $100 was invested and the reinvestment of dividends, if any. The comparisons shown in the graph below are based upon historical data and are not necessarily indicative of future performance.

This performance graph is furnished pursuant to Item 201(e) of Regulation S-K and shall not be deemed "filed" with the SEC or subject to Regulation 14A or 14C, other than as provided in Item 201(e), or to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall it be deemed incorporated by reference in any of Recursion’s filings under the Securities Act of 1933, as amended.

Stockholders

There were 149 stockholders of record of Recursion Class A common stock as of January 31, 2025. The actual number of stockholders of our Class A common stock is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

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

Recent sales of unregistered securities

(a) Sales of Unregistered Securities

Tempus Private Placement
In November 2023, the Company entered into a Master Agreement (the “Tempus Agreement”) with Tempus pursuant to which Tempus will provide certain services and deliverables to the Company and/or license certain data to the Company. Pursuant to the Tempus Agreement, on December 2, 2024, the Company issued to Tempus an aggregate of 3.5 million shares of the Company’s Class A Common Stock, (the “Tempus Shares”), in lieu of a cash payment of $22.0 million for the annual license fee owed to Tempus in exchange for the rights granted to the Company under the Tempus Agreement (the “Tempus Private Placement”). The sale was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. Pursuant to the terms of the Tempus Agreement, the Company subsequently filed a prospectus supplement to a registration statement (File No. 333-264845) pursuant to Rule 424(b) on December 17, 2024, to register the resale of the Tempus Shares by Tempus.

Stock Option Exercises
For the year ended December 31, 2024, we issued 111,776 shares of our Class A common stock to our employees, advisors and consultants upon the exercise of stock options under our Key Personnel Incentive Stock Plans for aggregate consideration of approximately $37,525, in reliance on the exemption provided by Rule 701(b)(2) promulgated under the Securities Act, or pursuant to Section 4(a)(2) under the Securities Act, relative to transactions by an issuer not involving any public offering, to the extent an exemption from such registration was required.

(b) Issuer Purchases of Equity Securities

None.

Item 6. [Reserved]

Recursion

ITEM 7

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONAL AND RESULT OF OPERATIONS

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

Overview

Recursion is a leading clinical stage TechBio company with a mission to decode biology to radically improve lives. We aim to achieve our mission by industrializing drug discovery using the Recursion Operating System (OS), a vertical platform of diverse technologies that enables us to map and navigate trillions of biological, chemical, and patient-centric relationships utilizing approximately 65 petabytes of proprietary data. The Recursion OS integrates ‘Real World’ data generated in our own wet-laboratories or by select partners and a ‘World Model’ which is a collection of AI computational models we also build in-house. Today, our scaled ‘wet-lab’ biology, chemistry, and patient-centric experimental data feed our ‘dry-lab’ computational tools to identify, validate, and translate therapeutic insights, which we can then validate in our wet-lab to both advance drug discovery programs and to generate data to further refine our world model.

There are a few key factors that differentiate Recursion from other technology-enabled drug discovery companies.

1.Recursion has built a full-stack platform utilizing many biology, chemistry, and patient-centric proprietary datasets and modular tools to industrialize drug discovery, while most other competitor companies rely on a point solution to solve one important step in drug discovery. We recognize that drug discovery is made up of many steps, and a point solution is insufficient to generate efficiencies across the entire process. To decode biology, we must construct a full-stack technology platform capable of integrating and industrializing many complex workflows.
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
3.Recursion has achieved a significant scale with respect to its scientific, technological, and business endeavors. With eight clinical-stage programs, an exciting preclinical pipeline, four of the largest discovery partnerships in the biopharma industry with Roche-Genentech, Sanofi, Bayer and Merck KGaA, and four technology-focused partnerships, Recursion has achieved a scale, level of integration, and stage that few other TechBio companies have.

We leverage the Recursion OS to deliver value in three ways: 1) our own pipeline of clinical and preclinical potential medicines focused in precision oncology, rare disease and other niche areas of unmet need; 2) by discovering new medicines with large biopharmaceutical companies in some of the biggest areas of unmet need in medicine like neuroscience and inflammation; and 3) by leveraging our tools, technology and data for the benefit of other partners in targeted and limited ways.

We are actively advancing key catalysts in our clinical pipeline while demonstrating significant progress in addressing high unmet medical needs. At the same time, we continue to validate various components of the Recursion OS, which has played a role in advancing every program in our portfolio, reinforcing its potential to accelerate drug discovery and development.

2024 Highlights and Progress
In 2024, we accelerated the next wave of AI-driven drug discovery and development, delivering key milestones across multiple clinical programs, advancing our transformative partnerships, unveiling major breakthroughs in foundation models and by consolidating some of the best tools, technologies and talent into what we believe is the leading company in the burgeoning field of TechBio.
Advancements in the Pipeline:
•REC-617: A potential best-in-class CDK7 inhibitor optimized using our AI platform, delivered early Phase 1/2 results demonstrating promising safety and preliminary efficacy, including a durable partial response in a late-stage metastatic ovarian cancer patient and stable disease across four other patients with solid tumors (e.g. CRC, NSCLC)
•REC-994: A potential first-in-disease oral superoxide scavenger for symptomatic CCM, confirmed safety and tolerability of chronic dosing in a Phase 2 study, with exploratory analyses suggesting lesion volume reduction on MRI and symptom stabilization as evaluated by change in mRS scores
•Clinical Advancements and Regulatory Milestones: Initiated three clinical studies: DAHLIA (Phase 1/2, REC-1245 for solid tumors and lymphoma), TUPELO (Phase 1b/2, REC-4881 for FAP), and ALDER (Phase 2, REC-3964 for recurrent C. difficile infection), received IND clearance for REC-4539 (small cell lung cancer), CTA approval for REC-3565 (b-cell malignancies), and progressed REC-4209 (idiopathic pulmonary fibrosis) to IND-enabling studies
Advancements in Partnerships:
•Roche and Genentech: Generated whole-genome and chemical perturbation maps in a gastrointestinal oncology indication and a whole genome neuroscience phenomap. The neuro phenomap resulted in the exercise of a $30M milestone
•Sanofi: Achieved $15M in milestones, advancing multiple targets in immunology and oncology into lead optimization
•Bayer: Completed 25 multimodal oncology data packages and delivery of LOWE, our LLM-orchestrated workflow software, to enhance research capabilities
•Merck KGaA (Darmstadt, Germany): Advanced alliance to identify first-in-class or best-in-class targets across oncology and immunology
Advancements in Platform:
•Full Stack AI Powered Platform: Our constantly evolving Recursion OS spans target discovery through clinical development, enabling efficient molecule design and testing for both first-in-class and best-in-class opportunities
•Breakthroughs in Foundation Models: We’ve developed both unimodal and multimodal AI models like Phenom, MolPhenix, and MolGPS that accelerate our ability to make high-confidence predictions in our therapeutics programs
•Advancement in Causal AI Models: Through collaborations with Tempus and Helix, we integrate real-world, scaled patient datasets with our proprietary internal data to deepen biological insights and better match our therapeutic candidates with target populations
•Emerging Focus on ClinTech: We are using AI and machine learning to optimize clinical trial design, accelerate patient enrollment, and enhance evidence generation through data-driven methodologies

Financing and Operations

We were incorporated in November 2013. In April 2021, we closed our Initial Public Offering (IPO) and issued 27.9 million shares of Class A common stock at a price of $18.00 per share, raising net proceeds of $462.4 million. Prior to our IPO, we had raised $448.9 million in equity financing from investors in addition to $30.0 million in an upfront payment from our collaboration with Bayer AG (Bayer). In January 2022, we received an upfront payment of $150.0 million from our collaboration with Roche. See Note 9, “Collaborative Development Contracts” to the Consolidated Financial Statements for additional information on the collaboration with Roche. In October 2022, we issued 15.3 million shares of our Class A common stock at a purchase price of $9.80 per share in the 2022 private placement to qualified institutional buyers and institutional accredited investors for net proceeds of $143.7 million, after deducting fees and offering costs of $6.6 million. In July 2023, we issued an aggregate of 7.7 million shares of our Class A common stock at a purchase price of $6.49 per share in the 2023 Private Placement with NVIDIA Corporation for net proceeds of approximately $49.9 million. In August 2023, Recursion entered into an Open Market Sales Agreement with Jefferies LLC to provide for the offering, issuance and sale of up to an aggregate amount of $300.0 million of its Class A common stock of which $132.8 million remain available for future sales. The Company has sold approximately 9.9 million shares and received net proceeds of $84.0 million under the agreement. In June 2024, we issued an aggregate of 35.4 million shares of our Class A Common stock at a purchase price of $6.50 per share and received net proceeds of $216.4 million, after deducting transaction costs of $13.6 million. See Note 8, “Common Stock” to the Consolidated Financial Statements for additional information on the public offering. In September 2024, we received a Phenomap acceptance fee of $30.0 million from our collaboration with Roche.

We use the capital we have raised to fund operating and investing activities across platform research operations, drug discovery, clinical development, digital and other infrastructure, creation of our portfolio of intellectual property and administrative support. We do not have any products approved for commercial sale and have not generated any revenues from product sales. We had cash and cash equivalents of $594.3 million as of December 31, 2024. Based on our current operating plan, we believe that our cash and cash equivalents will be sufficient to fund our operations for at least the next twelve months.

Since inception, we have incurred significant operating losses. Our net losses were $463.7 million, $328.1 million and $239.5 million during the years ended December 31, 2024, 2023 and 2022, respectively. As of December 31, 2024, our accumulated deficit was $1.4 billion.

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

Results of Operations

The following table summarizes our results of operations:

(in thousands, except percentages)	Years ended December 31,			2024 compared to 2023		2023 compared to 2022
	2024	2023	2022	$	%	$	%
Revenue
Operating revenue	$58,488	$43,876	$39,681	$14,612	33.3%	$4,195	10.6%
Grant revenue	351	699	162	(348)	(49.8)%	537	>100%
Total revenue	58,839	44,575	39,843	14,264	32.0%	4,732	11.9%

Operating costs and expenses
Cost of revenue	45,238	42,587	48,275	2,651	6.2%	(5,688)	(11.8)%
Research and development	314,421	241,226	155,696	73,195	30.3%	85,530	54.9%
General and administrative	178,184	110,822	81,599	67,362	60.8%	29,223	35.8%
Total operating costs and expenses	537,843	394,635	285,570	143,208	36.3%	109,065	38.2%

Loss from operations	(479,004)	(350,060)	(245,727)	(128,944)	36.8%	(104,333)	42.5%
Other income, net	14,216	17,932	6,251	(3,716)	(20.7)%	11,681	n/m
Loss before income tax benefit	(464,788)	(332,128)	(239,476)	(132,660)	39.9%	(92,652)	38.7%
Income tax benefit	1,127	4,062	—	(2,935)	(72.3)%	4,062	n/m
Net loss	$(463,661)	$(328,066)	$(239,476)	$(135,595)	41.3%	$(88,590)	37.0%

n/m = Not meaningful

Revenue

The following table summarizes our components of revenue:

	Years ended December 31,			2024 compared to 2023		2023 compared to 2022
(in thousands, except percentages)	2024	2023	2022	$	%	$	%
Revenue
Operating revenue	$58,488	$43,876	$39,681	$14,612	33.3%	$4,195	10.6%
Grant revenue	351	699	162	(348)	(49.8)%	537	>100%
Total revenue	$58,839	$44,575	$39,843	$14,264	32.0%	$4,732	11.9%

Operating revenue is generated through research and development agreements derived from strategic alliances.
We are entitled to receive variable consideration as certain milestones are achieved. The timing of revenue recognition is not directly correlated to the timing of cash receipts.

For the year ended December 31, 2024, the increase in revenue compared to the prior year was due to revenue recognized from our strategic partnership with Roche. We recognized revenue related to the acceptance fee for the completion of a Phenomap for one of our neuroscience performance obligations. Prior to September 2024, the $30.0 million acceptance fee had been fully constrained. For the year ended December 31, 2023, the increase in revenue compared to the prior year was due to revenue recognized from our partnership with Roche, which had progressed from primarily cell type evaluation work to inference-based Phenomap building and additional cell type evaluation work.

Cost of Revenue

The following table summarizes our cost of revenue:

(in thousands, except percentages)	Years ended December 31,			2024 compared to 2023		2023 compared to 2022
	2024	2023	2022	$	%	$	%
Total cost of revenue	$45,238	$42,587	$48,275	$2,651	6.2%	$(5,688)	(11.8)%

Cost of revenue consists of the Company’s costs to provide services for drug discovery required under performance obligations with partnership customers. These primarily include materials costs, service hours performed by our employees and depreciation of property and equipment.

For the year ended December 31, 2024, the increase in cost of revenue compared to the prior year was due to our Exscientia acquisition for which our results now also include additional customers. For the year ended December 31, 2023, the decrease in cost of revenue compared to the prior year was due to our partnership with Bayer, for which less brute-force work was required. For the year ended December 31, 2022, the increase in cost of revenue compared to the prior year was due to our strategic partnerships.

Research and Development

The following table summarizes our components of research and development expense:

(in thousands, except percentages)	Years ended December 31,			2024 compared to 2023		2023 compared to 2022
	2024	2023	2022	$	%	$	%
Research and development expenses
Platform	$142,644	$96,796	$41,765	$45,848	47.4%	$55,031	>100%
Discovery	69,957	62,142	52,358	7,815	12.6%	9,784	18.7%
Clinical	62,916	57,564	46,820	5,352	9.3%	10,744	22.9%
Stock based compensation	37,331	22,761	10,524	14,570	64.0%	12,237	>100%
Other	1,573	1,963	4,229	(390)	(19.9)%	(2,266)	(53.6)%
Total research and development expenses	$314,421	$241,226	$155,696	$73,195	30.3%	$85,530	54.9%

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

For the year ended December 31, 2024, the increase in research and development expenses compared to the prior year was driven by our platform and personnel costs as we continue to expand and upgrade our platform, including our chemical technology, machine learning and transcriptomics platform.

For the year ended December 31, 2023, the increase in research and development expenses compared to the prior year was primarily due to increased platform costs as we have expanded and upgraded our capabilities in platform including our chemical technology, machine learning and transcriptomics platform.

General and Administrative Expense

The following table summarizes our general and administrative expense:

(in thousands, except percentages)	Years ended December 31,			2024 compared to 2023		2023 compared to 2022
	2024	2023	2022	$	%	$	%
Total general and administrative expenses	$178,184	$110,822	$81,599	$67,362	60.8%	$29,223	35.8%

We expense general and administrative costs as incurred. General and administrative expenses consist primarily of salaries; including employee benefits and stock-based compensation. General and administrative expenses also include facilities, depreciation, information technology, professional fees for auditing and tax, legal fees for corporate and patent matters and insurance costs.

For the year ended December 31, 2024, the increase in general and administrative expense compared to the prior year was primarily driven by increases in salaries and wages of $21.1 million, transaction costs of $20.5 million and the inclusion of Exscientia’s results of $11.3 million. We also had increases in software and lease expense.

For the year ended December 31, 2023, the increase in general and administrative expense compared to the prior year was primarily driven by an increase in salaries and wages of $12.4 million and increases in legal, software and depreciation expense.

Other Income, Net

The following table summarizes our components of other income, net:

(in thousands, except percentages)	Years ended December 31,			2024 compared to 2023		2023 compared to 2022
	2024	2023	2022	$	%	$	%
Interest income	$15,758	$19,116	$6,254	$(3,358)	(17.6)%	$12,862	>100%
Interest expense	(1,572)	(97)	(55)	(1,475)	>100%	(42)	78.4%
Other	30	(1,087)	52	1,117	n/m	(1,139)	n/m
Other income, net	$14,216	$17,932	$6,251	$(3,716)	(20.7)%	$11,681	>100%

n/m = Not meaningful

For the year ended December 31, 2024, the decrease in interest income compared to the prior year related to a decrease in earnings on cash and cash equivalents in money market funds.

For the year ended December 31, 2023, the increase in other income compared to the prior year was driven by an increase in interest income related to earnings on cash and cash equivalents in money market funds.

Liquidity and Capital Resources

Sources of Liquidity

We have not yet commercialized any products and do not expect to generate revenue from the sales of any product candidates for at least several years. Cash and cash equivalents totaled $594.3 million and $391.6 million as of December 31, 2024 and 2023, respectively.

We have incurred operating losses and experienced negative operating cash flows and we anticipate that the Company will continue to incur losses for at least the foreseeable future. Our net loss was $463.7 million, $328.1 million and $239.5 million during the years ended December 31, 2024, 2023 and 2022, respectively. As of December 31, 2024, we had an accumulated deficit of $1.4 billion.

We have financed our operations through the private placements of preferred stock and Class A common stock issuances. As of December 31, 2024, we have received net proceeds of $448.9 million from the sale of preferred stock and $1.0 billion from Class A common stock issuances. See Note 8, “Common Stock” to the Consolidated Financial Statements for additional details on Class A common stock issuances. Additionally, as of December 31, 2024, we have received proceeds of $217.0 million from our strategic partnerships. See Note 9, “Collaborative Development Contracts” to the Consolidated Financial Statements for additional details on our partnerships.

We noted the change in Exscientia plc’s (Exscientia) cash, cash equivalents and short term bank deposits from December 31, 2023 to November 20, 2024, the date of the close of the acquisition, was $184 million. There were no material financings during this period.

(in thousands)	November 20, 2024	December 31, 2023	Change
Cash and cash equivalents	$277,104	£259,463
Short term bank deposits	—	103,586
Total - GBP	N/A	£363,049
GBP to USD rate	N/A	1.27
Total - USD	$277,104	$461,072	$(183,968)

The December 31, 2023 amounts from the above table are from Exscientia’s 20-F Annual Filing. We noted that Exscientia reported their results using International Financial Reporting Standards (IFRS) but that there are no IFRS to U.S. GAAP differences that would impact the measurement of Exscientia’s December 31, 2023 cash and cash equivalents and short term bank deposits amounts. We believe this information is useful to investors as it helps provide additional information on Exscientia’s liquidity prior and up-to the acquisition. We believe that it may provide a more complete understanding of the Company’s liquidity and can facilitate analysis of the Company’s results.

Cash Flows

The following table is a summary of the Consolidated Statements of Cash Flows:

	Years ended December 31,
(in thousands)	2024	2023	2022
Cash used in operating activities	$(359,174)	$(287,780)	$(83,524)
Cash provided by (used in) investing activities	260,059	(10,228)	193,249
Cash provided by financing activities	304,120	140,133	154,345

Operating Activities
Cash used by operating activities increased during the year ended December 31, 2024 as a result of higher costs incurred for research and development and general and administrative due to the Company’s expansion and upgraded capabilities. Additionally, cash used increased as a result of our acquisition of Exscientia. See Note 4, “Acquisitions” to the Consolidated Financial Statements for additional details.

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

Investing Activities
Cash provided by investing activities during the year ended December 31, 2024 consisted of $277.1 million as part of the Exscientia acquisition. This was partially offset by property and equipment purchases of $13.7 million, which included $2.9 million to upgrade the BioHive-2 supercomputer and lab equipment purchases. Additionally, investing activities included the purchase of an intangible asset of $3.0 million from Helix.

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

Financing Activities
Cash provided by financing activities during the year ended December 31, 2024 primarily included proceeds of $300.4 million from Class A common stock issuances related to our June 2024 public offering of Class A common stock and our at-the-market offering (ATM). Financing inflows also included proceeds from equity incentive plans of $8.1 million.

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

Our operating revenue has primarily been generated through research and development agreements. Revenue from research and development agreements is recognized as we satisfy the performance obligation by transferring the promised services to the customer. We recognize revenue over time by measuring the progress toward complete satisfaction of the relevant performance obligation using an appropriate input or output method based on the services promised to the customer. This method of recognizing revenue requires us to make estimates to determine the progress towards completion. A significant change in these estimates could have a material effect on the timing and amount of revenue recognized in future periods.

Valuation of Goodwill and Intangible Assets

We have acquired and may continue to acquire significant intangible assets and goodwill in connection with business combinations. Amounts allocated to intangible assets and goodwill are based upon fair value estimates. We make estimates of fair value based upon assumptions believed to be reasonable and that of a market participant. These estimates are based on available historical information as well as future expectations and the estimates are inherently uncertain. The use of alternative estimates and assumptions could increase or decrease the estimated fair values, the amounts allocated to identifiable intangible assets acquired, future amortization expense and the value of goodwill.

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

Contractual Obligations

The Company’s material cash requirements include the following contractual obligations:

As of December 31, 2024, the Company had $27.4 million of debt outstanding. This balance is related to notes payable for tenant improvement allowances and the financing agreement for the supercomputer upgrade project. See Note 5, “Leases” to the Consolidated Financial Statements for additional details on the supercomputer lease.

As of December 31, 2024, the Company had $101.2 million of future lease commitments. See Note 5 “Leases” to the Consolidated Financial Statements for additional detail on the Company’s leases.

As of December 31, 2024, the Company had $297.5 million of future purchase obligations, $149.9 million of which are expected to be payable within the next year. These commitments primarily related to third-party research services, materials and supplies for research and development activities.

As of December 31, 2024, the Company had $53.7 million remaining of its Gates Foundation Private Placement Commitment. Concurrent with the Exscientia’s IPO on October 5, 2021, the Company completed a private placement to the Gates Foundation for the sale of 1,590,909 ADSs at the initial offering price of $22.00 per ADS, for gross proceeds of approximately $35.0 million. Under the terms of the Company’s agreement with the Gates Foundation, the Group is committed to spending $70.0 million over a multi-year period to the research, discovery, and development of small molecule anti-infective therapeutics for future pandemic preparedness, with a specific focus on developing therapeutics that can be applied against multiple species of coronaviridae, influenza, and paramyxoviridae (the “Pandemic Preparedness Program”). The Group had incurred $16.3 million relating to the Pandemic Preparedness Program as at December 31, 2024, with a total outstanding commitment of $53.7 million.

Recently Issued and Adopted Accounting Pronouncements

See Note 2, “Summary of Significant Accounting Policies” to the Consolidated Financial Statements for information regarding recently issued and adopted accounting pronouncements.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk.

Interest rate risk

We are exposed to market risk related to changes in interest rates on our investment portfolio of cash and cash equivalents. As of December 31, 2024, our cash and cash equivalents consisted of money market funds and bank deposits. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in interest rates. A hypothetical 100 basis point decrease in interest rates as of December 31, 2024 would have an insignificant effect on net loss in the ensuing year.

Foreign currency exchange risk

Our employees and our operations are primarily located in the United States, United Kingdom and Canada and our expenses are primarily denominated in U.S. dollars, Great British pounds and Canadian dollars. We also have entered into a limited number of contracts with vendors for research and development services that have underlying payment obligations denominated in foreign currencies. We are subject to foreign currency transaction gains or losses on our contracts denominated in foreign currencies. To date, foreign currency transaction gains and losses have not been material to our financial statements, and we do not have a formal hedging program with respect to foreign currency. A 10% increase or decrease in current exchange rates would not have had a material effect on our financial results during the years ended December 31, 2024, 2023 and 2022.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Recursion Pharmaceuticals, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheet of Recursion Pharmaceuticals, Inc. and its subsidiaries (the "Company") as of December 31, 2024, and the related consolidated statements of operations, of comprehensive loss, of stockholders’ equity and of cash flows for the year then ended, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO because a material weakness in internal control over financial reporting existed as of that date related to the Company not designing and maintaining effective controls over the estimated costs and time to completion and controls to validate the completeness and accuracy of data used to calculate revenue and unearned revenue related to its license agreement.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the 2024 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in management’s report referred to above. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audit of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

As described in Management’s Annual Report on Internal Control Over Financial Reporting, management has excluded Exscientia plc from its assessment of internal control over financial reporting as of December 31, 2024 because it was acquired by the Company in a purchase business combination during 2024. We have also excluded Exscientia plc from our audit of internal control over financial reporting. Exscientia plc is a wholly-owned subsidiary whose total assets and total net loss excluded from management’s assessment and our audit of internal control over financial reporting represent 27% and 4%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2024.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Acquisition of Exscientia plc – Valuation of Platform Technology and In-Process Research and Development

As described in Note 4 to the consolidated financial statements, on November 20, 2024, the Company acquired all of the equity interests of Exscientia plc for $630.1 million. Of the acquired intangible assets, $182.0 million of platform technology and $129.0 million of in-process research and development (IPR&D) were recorded. The fair value of each intangible asset was based on the present value of future discounted cash flows prepared under the multi-period excess earnings method, with the significant inputs being the estimates of future revenues, future expenses, discount rate, and probabilities of technological and regulatory success.

The principal considerations for our determination that performing procedures relating to the valuation of platform technology and IPR&D acquired in the acquisition of Exscientia plc is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of platform technology and IPR&D acquired; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to (a) future revenues, future expenses, and discount rate for platform technology and (b) future revenues, future expenses, discount rate, and probabilities of technological and regulatory success for IPR&D; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the acquisition accounting, including controls over management’s valuation of platform technology and IPR&D acquired. These procedures also included, among others (i) reading the purchase agreement; (ii) testing management’s process for developing the fair value estimate of platform technology and

IPR&D acquired; (iii) evaluating the appropriateness of the multi-period excess earnings methods used by management; (iv) testing the completeness and accuracy of the underlying data used in the multi-period excess earnings methods; and (v) evaluating the reasonableness of the significant assumptions used by management related to (a) future revenues, future expenses, and discount rate for platform technology and (b) future revenues, future expenses, discount rate, and probabilities of technological and regulatory success for IPR&D. Evaluating management’s assumptions related to (a) future revenues and future expenses for platform technology and (b) future revenues, future expenses, and probabilities of technological and regulatory success for IPR&D involved considering (i) the current and past performance of the Exscientia plc business; (ii) the consistency with external market and industry data; and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the multi-period excess earnings methods and (ii) the reasonableness of the discount rate assumptions for platform technology and IPR&D.

/s/ PricewaterhouseCoopers LLP

Seattle, Washington
February 28, 2025

We have served as the Company’s auditor since 2024.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Recursion Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Recursion Pharmaceuticals, Inc. (the Company) as of December 31, 2023, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

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

/s/ Ernst & Young LLP

We served as the Company’s auditor from 2017 to 2024.

Salt Lake City, Utah

February 29, 2024

except for Note 15, as to which the date is

February 28, 2025

Recursion Pharmaceuticals, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	December 31,
	2024	2023
Assets
Current assets
Cash and cash equivalents	$594,350	$391,565
Restricted cash	3,045	3,231
Other receivables	49,166	3,094
Other current assets	67,708	40,247
Total current assets	714,269	438,137

Restricted cash, non-current	5,629	6,629
Property and equipment, net	141,063	86,510
Operating lease right-of-use assets	65,877	33,663
Financing lease right-of-use assets	26,273	—
Intangible assets, net	335,855	36,443
Goodwill	148,873	52,056
Deferred tax assets	1,934	—
Other assets, non-current	8,825	261
Total assets	$1,448,598	$653,699

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$21,613	$3,953
Accrued expenses and other liabilities	81,872	46,635
Unearned revenue	61,767	36,426
Operating lease liabilities	13,795	6,116
Notes payable and financing lease liabilities	8,425	41
Total current liabilities	187,472	93,171

Unearned revenue, non-current	118,765	51,238
Operating lease liabilities, non-current	67,250	43,414
Notes payable and financing lease liabilities, non-current	19,022	1,101
Deferred tax liabilities	16,575	1,339
Other liabilities, non-current	4,732	—
Total liabilities	413,816	190,263

Commitments and contingencies (Note 7)

Stockholders’ equity
Common stock, $0.00001 par value; 2,000,000,000 shares (Class A 1,989,032,117 and Class B 10,967,883) authorized as of December 31, 2024 and December 31, 2023; 396,802,394 shares (Class A 389,547,223, Class B 6,958,575 and Exchangeable 296,596) and 234,270,384 (Class A 226,264,764 and Class B 7,544,871 and Exchangeable 460,749) issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	4	2
Additional paid-in capital	2,473,698	1,431,056
Accumulated deficit	(1,431,283)	(967,622)
Accumulated other comprehensive loss	(7,637)	—
Total stockholders’ equity	1,034,782	463,436

Total liabilities and stockholders’ equity	$1,448,598	$653,699

See the accompanying notes to these consolidated financial statements.

Recursion Pharmaceuticals, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Years ended December 31,
	2024	2023	2022
Revenue
Operating revenue	$58,488	$43,876	$39,681
Grant revenue	351	699	162
Total revenue	58,839	44,575	39,843

Operating costs and expenses
Cost of revenue	45,238	42,587	48,275
Research and development	314,421	241,226	155,696
General and administrative	178,184	110,822	81,599
Total operating costs and expenses	537,843	394,635	285,570

Loss from operations	(479,004)	(350,060)	(245,727)
Other income, net	14,216	17,932	6,251
Loss before income tax benefit	(464,788)	(332,128)	(239,476)
Income tax benefit	1,127	4,062	—
Net loss	$(463,661)	$(328,066)	$(239,476)

Per share data
Net loss per share of Class A, B and Exchangeable common stock, basic and diluted	$(1.69)	$(1.58)	$(1.36)
Weighted-average shares (Class A, B and Exchangeable) outstanding, basic and diluted	274,207,146	207,853,702	175,537,487

See the accompanying notes to these consolidated financial statements.

Recursion Pharmaceuticals, Inc.
Consolidated Statements of Comprehensive Loss
(in thousands)

	Years ended December 31,
	2024	2023	2022
Net loss	$(463,661)	$(328,066)	$(239,476)

Other comprehensive loss:
Currency translation adjustments	(7,637)	—	—
Unrealized gain on investments	—	—	87
Net realized loss on investments reclassified into net loss	—	—	39
Other comprehensive income (loss)	(7,637)	—	126
Comprehensive loss	$(471,298)	$(328,066)	$(239,350)

See the accompanying notes to these consolidated financial statements.

Recursion Pharmaceuticals, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands, except share amounts)

	Common Stock (Class A, B and Exchangeable)		Additional Paid-in-Capital	Accumulated Deficit	Accumulated other comprehensive loss	Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2021	170,272,462	2	$943,142	$(400,080)	$(126)	542,938
Net loss	—	—	—	(239,476)	—	(239,476)
Other comprehensive income	—	—	—	—	126	126
Common stock issuance for private placement, net of issuance costs	15,336,734	—	143,711	—	—	143,711
Stock option exercises and other	5,413,668	—	10,598	—	—	10,598
Stock based compensation			27,909	—	—	27,909
Balance as of December 31, 2022	191,022,864	2	1,125,360	(639,556)	—	485,806
Net loss	—	—	—	(328,066)	—	(328,066)
Stock option exercises and other	9,058,817	—	12,831	—	—	12,831
Stock-based compensation			53,503	—	—	53,503
Common stock sales issuances, net of issuance costs	19,658,963	—	128,093	—	—	128,093
Class A shares and stock options issued for acquisitions	11,303,838	—	89,269	—	—	89,269
Common stock issued for Tempus agreement	3,225,902	—	22,000	—	—	22,000
Balance as of December 31, 2023	234,270,384	2	1,431,056	(967,622)	—	463,436
Net loss	—	—	—	(463,661)	—	(463,661)
Other comprehensive loss	—	—	—	—	(7,637)	(7,637)
Stock option exercises and other	11,359,808	—	8,299	—	—	8,299
Stock-based compensation	—	—	81,688	—	—	81,688
Common stock sales issuances, net of issuance costs	45,535,390	1	300,532	—	—	300,533
Class A shares and stock compensation issued for acquisitions	102,138,419	1	630,123	—	—	630,124
Common stock issued for Tempus agreement	3,498,393	—	22,000	—	—	22,000
Balance as of December 31, 2024	396,802,394	4	$2,473,698	$(1,431,283)	$(7,637)	$1,034,782

See the accompanying notes to these consolidated financial statements.

Recursion Pharmaceuticals, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Years ended December 31,
	2024	2023	2022
Cash flows from operating activities
Net loss	$(463,661)	$(328,066)	$(239,476)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	36,494	24,402	11,756
Stock-based compensation	81,688	53,503	27,909
Asset impairment	108	1,188	2,806
Lease expense	16,616	8,063	7,730
Other, net	7,582	3,387	830
Changes in operating assets and liabilities:
Other receivables and assets	(6,071)	(7,756)	(2)
Unearned revenue	(28,038)	(41,076)	110,320
Accounts payable	6,435	(987)	1,767
Accrued development expense	(264)	2,705	522
Accrued expenses and other current liabilities	5,519	6,719	(576)
Lease liabilities	(15,582)	(9,862)	(7,110)
Net cash used in operating activities	(359,174)	(287,780)	(83,524)

Cash flows from investing activities
Net cash acquired in the acquisition of a business	277,104	1,844	—
Purchases of property and equipment	(13,695)	(11,955)	(37,059)
Purchases of intangible assets	(3,350)	(597)	(300)
Sales and maturities of investments	—	480	230,608
Net cash provided by (used in) investing activities	260,059	(10,228)	193,249

Cash flows from financing activities
Proceeds from issuance of common shares, net of issuance costs	300,417	128,093	143,711
Proceeds from equity incentive plans	8,143	12,806	10,724
Repayment of long-term debt and finance lease liabilities	(4,440)	(766)	(90)
Net cash provided by financing activities	304,120	140,133	154,345

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(3,406)	188	(307)

Net change in cash, cash equivalents and restricted cash	201,599	(157,687)	263,763
Cash, cash equivalents and restricted cash, beginning of period	401,425	559,112	295,349
Cash, cash equivalents and restricted cash, end of period	$603,024	$401,425	$559,112

Supplemental disclosure of non-cash investing and financing information
Issuance of shares for the acquisitions of businesses	$630,124	$89,269	$—
Issuance of shares for Tempus agreement	22,000	22,000	—
Accrued property and equipment	439	2,439	591
Purchase of an intangible asset	6,000	—	—

See the accompanying notes to these consolidated financial statements.

Recursion Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements
Note 1.    Description of the Business

Recursion Pharmaceutical, Inc. (Recursion, the Company, we or our) is a clinical stage TechBio company decoding biology and chemistry to industrialize drug discovery. The Recursion Operating System (OS), a platform built across diverse technologies, enables the Company to map and navigate trillions of biological and chemical relationships within the Recursion Data Universe, one of the world’s largest proprietary biological and chemical datasets. The Company integrates physical and digital components as iterative loops of atoms and bits scaling wet lab biology and chemistry data organized into virtuous cycles with computational tools to rapidly translate in silico hypotheses into validated insights and novel chemistry.

As of December 31, 2024, the Company had an accumulated deficit of $1.4 billion. The Company expects to incur substantial operating losses in future periods and will require additional capital to advance its drug candidates. The Company does not expect to generate significant revenue until the Company successfully completes significant drug development milestones or in collaboration with third parties, which the Company expects will take a number of years. In order to commercialize its drug candidates, the Company or its partners need to complete clinical development and comply with comprehensive regulatory requirements. The Company is subject to a number of risks and uncertainties similar to those of other companies of the same size within the biotechnology industry, such as the uncertainty of clinical trial outcomes, uncertainty of additional funding and a history of operating losses.

The Company has funded its operations to date primarily through the issuance of Class A common stock (see Note 8, “Common Stock” for additional details). Additionally, the Company has received payments from its strategic partnerships (see Note 9, “Collaborative Development Contracts” for additional details). Recursion will likely be required to raise additional capital. As of December 31, 2024, the Company did not have any unconditional outstanding commitments for additional funding. If the Company is unable to access additional funds when needed, it may not be able to continue the development of its products or the Company could be required to delay, scale back or abandon some or all of its development programs and other operations. The Company’s ability to access capital when needed is not assured and, if not achieved on a timely basis, could materially harm its business, financial condition and results of operations.

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

Segment Information

Recursion operates and is managed as a single operating segment. The Company’s chief operating decision maker is its Chief Executive Officer, who allocates resources and assesses performance at the consolidated level.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents. These financial instruments are primarily held at several financial institutions that management believes are of high credit quality. Recursion’s primary bank accounts significantly exceed the federally insured limits.

The Company is dependent on third-party suppliers for certain research and development activities including preclinical and clinical testing. In particular, the Company relies on and expects to continue to rely on a small number of these suppliers. These activities could be adversely affected by a significant interruption to Recursion’s third-party suppliers including a delay in the Company’s preclinical and clinical testing and the supply of certain consumable products and compounds.

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents includes bank deposits held in checking accounts and money market funds. Short-term highly liquid investments with maturities of three months or less at the time of purchase are classified as cash and cash equivalents.

The Company is required to maintain a cash balance in a collateralized account to secure the Company’s credit cards. Additionally, the Company holds restricted cash related to an outstanding letter of credit issued by J.P. Morgan, which was obtained to secure certain Company obligations relating to tenant improvements. Recursion also holds restricted cash as required by a lease agreement.

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
Depreciation is computed using the straight-line method based on the estimated useful lives of the assets. The estimated useful lives by asset classification are generally as follows:

Computer and Office Equipment	5 years
Lab Equipment	7 years
Leasehold Improvements	Lesser of 15 years or the remainder of the lease

Property and equipment are reviewed for impairment as discussed below under Long-Lived Assets Impairment.

Long-Lived Assets Impairment

The Company reviews the carrying amounts of long-lived assets, including property and equipment, intangible assets and right-of-use leased assets for potential impairment when events or changes in circumstances indicate the carrying amount of an asset group may not be recoverable. In evaluating recoverability, Recursion groups assets and liabilities at the lowest level such that the identifiable cash flows relating to the group are largely independent of the cash flows of other assets and liabilities. The Company then compares the carrying amount of the asset group with the projected undiscounted future cash flows to be generated by the asset group. If the undiscounted cash flows of the asset group is lower than its respective carrying value, an impairment charge is recorded as the amount by which the carrying amount of the asset group exceeds the fair value.

Goodwill and Indefinite Intangible Assets Impairment

Goodwill represents the excess of the aggregate fair value of the consideration transferred in a business combination over the fair value of the assets acquired, net of liabilities assumed. Indefinite-lived intangible assets primarily include in-process research and development (IPR&D) acquired in business combinations with indefinite lives.

The Company performs its annual goodwill and indefinite-lived intangible assets impairment test in the fourth quarter, or more frequently if an interim triggering event occurs that may indicate potential impairment. The Company has the option to first assess qualitative factors to determine whether it is more likely than not that the fair value is less than its carrying amount. Some of the factors considered in the qualitative assessment include general macro-economic conditions, conditions specific to the industry and market, cost factors, the overall financial performance and whether there have been sustained declines in the Company's share price. If the Company concludes it is more likely than not that the fair value of the reporting unit or IPR&D is less than its carrying amount, a quantitative impairment test is performed.

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

Cost of Revenue

Cost of revenue consists of the Company’s costs to provide services for drug discovery required under performance obligations with partnership customers. These primarily include materials costs, service hours performed by the Company’s employees, costs from third party contract research organizations and depreciation of property and equipment. Consumables purchased to be used in the future to satisfy performance obligations are recognized on the Consolidated Balance Sheet until consumed.

Research and Development

Research and development expenses comprise of costs incurred in performing research and development activities other than those performed pursuant to contracts with customers, including drug discovery and development studies, external research and the purchase of laboratory supplies. The Company recognizes expenses associated with third-party contracted services based on the completion of activities as specified in the applicable contracts. Upon the termination of contracts with third-parties, the Company’s financial obligations are generally limited to costs incurred or committed to date. Any advance payments for goods or services to be used or rendered in future research and product development activities are classified as prepaid expenses until the goods or services are rendered.

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

Recursion receives certain cash refundable research and development tax credits including the research and development expenditure credit (RDEC) in the United Kingdom. The Company records these as “Research and Development” in the Consolidated Statements of Operations as the credit is earned. The amount included in the Consolidated Statements of Operations for the year ended December 31, 2024 was insignificant. The Company records the amount receivable in “Other receivables” on the Consolidated Balance Sheet.

Foreign Currency

The functional currency for several of Recursion’s foreign subsidiaries is the applicable local currency. Revenues and expenses for non-U.S. dollar functional currency entities are translated into U.S. dollars using average currency exchange rates for the period. Assets and liabilities for such entities are translated using exchange rates at the balance sheet date. Foreign currency translation adjustments are reflected in stockholders’ equity as a component of other comprehensive loss. Foreign currency transaction gains and losses on transactions not denominated in functional currency are recorded in “Other income, net” in the Consolidated Statements of Operations.

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU No. 2023-7, Segment Reporting (Topic 280). The standard requires new disclosures related to ASC 280 including: disclosing significant segment expenses by category, requiring all the ASC 280 disclosures for companies with a single reportable segment and requiring ASC 280 disclosures for interim financial statements. Recursion adopted the standard for the annual period ending December 31, 2024. Recursion applied the amendments retrospectively to each prior reporting period presented. The adoption of this standard did not impact Recursion’s consolidated balance sheet and statement of operations.

Recent Accounting Pronouncements Not Yet Adopted

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

Note 3.    Supplemental Financial Information

Tempus agreement

In November 2023, Recursion entered into a five-year agreement (the Tempus Agreement) with Tempus Labs, Inc. (“Tempus”) to purchase access to their records of patient-centric multimodal oncology data and use rights for therapeutic development purposes. This data will be used to improve the training of Recursion’s artificial intelligence and machine learning models and is expected to accelerate Recursion’s drug discovery process. Recursion is making annual payments, ranging between $22.0 million and $42.0 million, up to $160.0 million in aggregate, to Tempus in cash or equity at the Company’s option. The equity value is determined by using the seven-trading day period dollar volume-weighted average price (VWAP) for Recursion Class A common stock ending on the day immediately preceding the date that is five business days prior to the payment date.

Recursion is expensing the record purchases based on a contractually agreed price as “Research and Development” expenses in the Consolidated Statements of Operations as the records are downloaded. To the extent that the Recursion payments to Tempus are greater than or less than the records purchased amount, Recursion records the applicable amount to “Other Current Assets” or “Accrued Expenses and Other Liabilities” on the Consolidated Balance Sheet, respectively. As of December 31, 2024, Recursion had recorded $29.6 million within “Other Current Assets” on the Consolidated Balance Sheet related to the Tempus agreement.

Property and Equipment, net

	December 31,
(in thousands)	2024	2023
Lab equipment	$100,928	$60,096
Leasehold improvements	72,727	45,929
Computer and Office equipment	27,365	22,126
Construction in progress	2,714	3,231
Property and equipment, gross	203,734	131,382
Less: Accumulated depreciation	(62,671)	(44,872)
Property and equipment, net	$141,063	$86,510

Depreciation expense on property and equipment was $18.3 million, $15.9 million and $11.4 million during the years ended December 31, 2024, 2023 and 2022, respectively. The Company recorded an impairment of $1.2 million during the year ended December 31, 2023, related to construction projects for leasehold improvements as the Company no longer intended to use them. The impairments were recorded in “General and Administrative” in the Consolidated Statements of Operations. The increase in each category of property and equipment from the prior year was primarily driven by the Exscientia acquisition. See Note 4, “Acquisitions” for additional information.

Accrued Expenses and Other Liabilities

	December 31,
(in thousands)	2024	2023
Accrued compensation	$50,853	$22,888
Accrued development expenses	5,812	6,077
Accrued early discovery expenses	3,095	2,570
Accrued professional fees	787	1,582
Accrued construction	—	2,439
Materials received not invoiced	1,590	2,432
Accrued Helix fee	3,000	—
Accrued other expenses	16,735	8,647
Accrued expense and other liabilities	$81,872	$46,635

For the year ended December 31, 2024, the increase in accrued compensation from the prior year was driven by the Company’s acquisition of Exscientia. See Note 4, “Acquisitions” for additional information on the acquisition.

Interest Income, net

	Years ended December 31,
(in thousands)	2024	2023	2022
Interest income	$15,758	$19,116	$6,254
Interest expense	(1,572)	(97)	(55)
Interest income, net	$14,186	$19,019	$6,199

For the years ended December 31, 2024, 2023 and 2022, interest income primarily related to earnings on cash and cash equivalents in money market funds. Interest expense primarily related to the Company’s supercomputer financing lease. Interest income, net was included in “Other income, net” on the Consolidated Statements of Operations.

Note 4. Acquisitions

Exscientia plc

On November 20, 2024, Recursion acquired all of the outstanding equity interests of Exscientia plc (“Exscientia”), a United Kingdom based public company that was registered on the Nasdaq Global Select Market. Exscientia is a drug design company utilizing its artificial intelligence platform to efficiently design and develop differentiated medicines for diseases with high unmet patient needs. Their focus is on utilizing their platform to develop best in class molecules with improvements to known or likely points of failure to improve the probability of developmental success. The Company believes the combination of the Recursion and Exscientia platforms and pipelines will position it to be a leader of the AI-enabled drug discovery and development space.

The acquisition of Exscientia was accounted for as a business combination using the acquisition method of accounting. The consideration transferred of approximately $630.1 million consisted of $616.9 million in Recursion Class A shares and $13.2 million related to the portion of Exscientia share based awards that were replaced with Recursion share based awards that is attributable to pre-combination service. Approximately 102.1 million Recursion Class A shares were issued in exchange for Exscientia ordinary shares using a fixed exchange ratio of one Exscientia ordinary share converts to 0.7729 Recursion Class A shares (the “Exchange Ratio”). In addition, Recursion replaced all outstanding Exscientia share based awards with Recursion share based awards wherein the vesting schedule and other applicable terms were carried over except for the exercise price of share options which were adjusted using the 0.7729 exchange ratio. This included Exscientia’s stock options and restricted stock units. Recursion used $6.04, the Company’s share price on November 20, 2024 to calculate the consideration transferred. See Note 10, “Stock-Based Compensation” for additional information on the Exscientia share based awards.

The following table summarizes the fair value of assets acquired and liabilities assumed as of the acquisition date:

(in thousands)
Cash and cash equivalents	$277,104
Other receivables	48,408
Other current assets	12,843
Property and equipment	61,961
Operating lease right-of-use assets	20,271
Intangible assets, technology	182,000
Intangible assets, indefinite-lived	129,000
Deferred tax assets	1,934
Other assets, non-current	930
Accounts payable and accrued liabilities	(40,780)
Lease liabilities	(21,679)
Deferred Revenue	(120,905)
Other liabilities	(18,698)
Total identifiable net assets	$532,389
Goodwill	97,735
Total assets acquired and liabilities assumed	$630,124

Acquired contract liabilities in the scope of ASC 606 are an exception to the ASC 805 fair value measurement principle and were measured as if Recursion had originated the acquired contract. Two acquired customer contracts had contract liabilities and for each contract Recursion reassessed the identification of performance obligations, determination of transaction price, allocation of transaction price, and measure of progress for each performance obligation as if Recursion has been party to the original contract and recognized the resulting contract liability as a liability assumed. No contract assets in the scope of ASC 606 were acquired.

The intangible assets of Exscientia consist of the Exscientia artificial intelligence platform and four clinical stage oncology in process research and development (IPR&D) assets. The operating system is a critical tool used for both designing molecules for fulfilling collaboration agreements and Exscientia’s own research and development projects. The fair value of each intangible asset was valued based on the present value of future discounted cash flows prepared under the multi-period excess earnings method with the significant inputs being the estimates of future revenues, future expenses, the discount rate of 10.5% and probabilities of technological and regulatory success. The platform asset is being amortized on a straight line basis over a six year useful life. The IPR&D assets have been assigned an indefinite useful life and will be tested for impairment prospectively and, if regulatory approval is achieved, will be assigned a useful life and amortization will commence.

Goodwill was calculated based on the excess of the consideration transferred over net assets acquired. The goodwill recognized represents the assembled workforce, future research and development projects enabled by the platform that do not yet have sufficient substance to meet the definition of in-process research and development assets and expected synergies such as the integration of Recursion and Exscientia platforms. The goodwill is not deductible for tax purposes.

As the business combination occurred in November 2024, Recursion is still finalizing the allocation of the purchase price to assets acquired and liabilities assumed. The preliminary purchase price allocation reflected in the December 31, 2024 balance sheet is based on the current best estimate of management and subject to change. The Company will finalize the amounts recognized as the information necessary to complete the analysis is obtained and management estimates are further refined. The primary areas subject to finalization are the valuation of intangible assets, right-of-use assets, property and equipment and the valuation of tax assets and liabilities. The Company expects to finalize the purchase price allocation soon but will do so no later than one year from the acquisition date. External specialists have been engaged to assist with certain elements of applying the acquisition method of accounting.

Recursion’s consolidated statement of operations for the year ended December 31, 2024 includes $1.1 million of revenue and $29.3 million of operating loss from Exscientia operations. The following unaudited pro forma summary presents consolidated revenue and earnings of Recursion as if the Exscientia business combination had occurred on January 1, 2023.

	Year ended December 31,
(in thousands)	2024	2023
Revenue	$82,643	$72,504
Operating loss	678,717	548,716

The unaudited pro forma amounts have been calculated after converting the Exscientia financial information to U.S. GAAP, applying Recursion accounting policies, and applying the acquisition method of accounting at January 1, 2023.

Recursion incurred approximately $20.5 million of transaction costs which are presented in general and administrative expenses in the statement of operations for the year ended December 31, 2024 and are reflected in the pro forma operating loss for the year ended December 31, 2023. Recursion did not have any material, nonrecurring pro forma adjustments directly attributable to the Exscientia business combination that are included in the pro forma information.

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

The intangible asset is related to Valence’s ML and AI digital chemistry platform. The estimated fair value of the intangible asset was determined using a cost approach. This valuation technique provides the fair value of an asset based on estimates of the total costs to develop the technology. Significant inputs used to determine the total cost includes the length of time required and service hours performed by Company employees. The technology intangible asset is being amortized on a straight-line basis over its four year useful life.

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

Recursion’s consolidated statement of operations does not include significant revenue generated from Valence’s operations for the years ended December 31, 2024 and 2023. Operating losses associated with Valence’s operations were $12.4 million and $6.8 million for the years ended December 31, 2024 and 2023, respectively. The Company has finalized the amounts recognized disclosed in the above tables.

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

The acquisition of Cyclica was accounted for as a business combination using the acquisition method of accounting. The aggregate upfront consideration for the acquisition of Cyclica consisted of 5.8 million shares of Recursion Class A common stock, cash payments, 1.0 million shares issuable upon exercise of stock options held by Cyclica equity award holders and deferred liabilities for additional consideration. Approximately 167 thousand of the aforementioned shares of Class A common stock consideration had not yet been issued as of December 31, 2024.

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

Recursion’s consolidated statement of operations included $0.3 million net revenue and $14.7 million operating losses associated with Cyclica’s operations for the year ended December 31, 2024. Recursion’s consolidated statement of operations included immaterial net revenue and $9.6 million operating losses for the year ended December 31, 2023. The Company has finalized the amounts recognized disclosed in the above tables.

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

Note 5.    Leases

The Company has entered into various long-term real estate operating leases primarily related to office, research and development, operating activities and an equipment financing lease related to the supercomputer. The Company’s leases have remaining terms from under one year to eight years and some of those leases include options that provide Recursion with the ability to extend the lease term, generally for five years. The options are included in the lease term when it is reasonably certain that the option will be exercised.

For the year ended December 31, 2024, Recursion entered into lease modifications resulting in a decrease to the right-of-use asset and lease liability of $3.1 million. The modifications had no impact to the Consolidated Statements of Operations. For the year ended December 31, 2023, Recursion entered into lease modifications resulting in a decrease to the right-of-use assets and lease liabilities of $3.4 million. The modifications resulted in an insignificant impact to the Consolidated Statements of Operations.

Exscientia Acquisition

In November 2024, Recursion acquired Exscientia as part of a business combination. As part of that transaction Recursion obtained several new leases as discussed below. Each lease was recognized and measured at fair value on the acquisition date as if the acquired leases were new leases by applying ASC 842 - Leases. See Note 4, “Acquisitions” for additional information on the acquisition.

The Company has an operating lease agreement for lab space at Milton Park in Oxfordshire, England with approximately 20,151 square feet (the “Milton Park Lease”). The right of use began in November 2024, when control of the asset was obtained. The Milton Park Lease remaining term is seven years with a five year renewal option. Total fixed payments are expected to be approximately $3.8 million with additional variable expenses including building service charges.

The Company has an operating lease agreement for lab and office space at The Schrödinger Building in Oxford, England with approximately 36,632 square feet (the “Schrödinger Building Lease”). The right of use began in November 2024, when control of the asset was obtained. The Schrödinger Building lease was separated into multiple leases. For some of those components the remaining term is three years. For the other components, the remaining term is four years. Total fixed payments are expected to be approximately $6.3 million with additional variable expenses including building service charges.

The Company has an operating lease agreement for lab and office space in Vienna, Austria with approximately 54,992 square feet (the “Vienna Lease”). The right of use began in November 2024, when control of the asset was obtained. The Vienna lease remaining term is five years. Total fixed payments are expected to be approximately $6.3 million with additional variable expenses including building service charges.

The Company has an operating lease agreement for office space in Dundee, Scotland with approximately 8,876 square feet (the “Dundee Lease”). The right of use began in November 2024, when control of the asset was obtained. The Dundee lease remaining term is two years. Total fixed payments are expected to be approximately $0.3 million with additional variable expenses including building service charges.

The Company has an operating lease agreement for office space in Boston, Massachusetts with approximately 9,662 square feet (the “Boston Lease”). The right of use began in November 2024, when control of the asset was obtained. The Boston lease remaining term is five years with a five year renewal option. Total fixed payments are expected to be approximately $4.0 million with additional variable expenses including building service charges.

The Company has an operating lease agreement for office space in Miami, Florida with approximately 7,680 square feet (the “Strata Miami Lease”). The right of use began in November 2024, when control of the asset was obtained. The Strata Miami lease remaining term is seven years with two five year renewal options. Total fixed payments are expected to be approximately $3.6 million with additional variable expenses including building service charges.

The Company has an operating lease agreement for office space in Miami, Florida with approximately 2,707 square feet (the “Biscayne Miami Lease”). The right of use began in November 2024, when control of the asset was obtained. The Biscayne Miami lease remaining term is four years with two five year renewal options. Total fixed payments are expected to be approximately $0.7 million with additional variable expenses including building service charges.

New Leases

In September 2024, the Company entered into an operating lease agreement for office space in New York, New York with approximately 11,655 square feet (the “New York Lease”). The right of use began in September 2024, when control of the asset was obtained. The New York Lease term is four years with a potential for a three or six year renewal option. Total fixed payments are expected to be approximately $6.9 million with additional variable expenses, including building expenses.

In May 2024, the Company entered into a financing lease agreement for the supercomputer equipment (the “Supercomputer Lease”). The right of use began in May 2024, when control of the asset was obtained and the lease term is three years with two additional renewal options for a one or two year period. Total fixed payments are expected to be approximately $34.0 million.

In February 2024, the Company entered into an operating lease agreement related to the supercomputer for the exclusive use of physical space in a data center of approximately 1,851 square feet (the “Data Center Lease”). The right of use began in April 2024 and the lease term is five years with a five year renewal option. The lease includes provisions for escalating rent payments. Total fixed lease payments are expected to be approximately $13.0 million with additional variable expenses, including utilities and tax expenses.

In January 2024, the Company entered into an operating lease agreement for office space in London, England with approximately 6,792 square feet (the “London Lease”). The right of use began in January 2024, when control of the asset was obtained. The London Lease term is five years with a five year renewal option. The London Lease includes provisions for escalating rent payments. Total fixed payments are expected to be approximately $7.9 million, additionally there will be variable expenses including building service charges related to the lease.

The components of the lease cost were as follows:

	Years ended December 31,
(in thousands)	2024	2023	2022
Operating lease cost	$12,078	$8,144	$7,793
Finance lease cost:
Amortization of leased assets	4,042	—	—
Interest on lease liabilities	1,487	—	—
Variable lease cost	3,330	2,116	1,070
Short-term lease cost	208	139	—
Total lease cost	$21,145	$10,399	$8,863

Supplemental balance sheet information related to leases were:

(in thousands)	December 31, 2024	December 31, 2023
Assets
Operating lease right-of-use assets	$65,877	$33,663
Financing lease right-of-use assets	26,273	—
Total lease right-of-use assets	$92,150	$33,663

Liabilities
Current liabilities
Financing lease liabilities	$8,311	$—
Operating lease liabilities	13,795	6,116
Total current lease liabilities	22,106	6,116
Non-current liabilities
Financing lease liabilities, non-current	18,338	—
Operating lease liabilities, non-current	67,250	43,414
Total non-current lease liabilities	85,588	43,414
Total lease liabilities	$107,694	$49,530

Supplemental cash flow information related to leases were:

	Years ended December 31,
(in thousands)	2024	2023	2022
Cash paid for amount included in the measurement of lease liabilities:
Operating cash flows from operating leases	$14,095	$9,862	$7,110
Operating cash flows from financing leases	1,487	—	—
Financing cash flows from financing leases	3,666	—	—

Right-of-use assets additions and modifications:
Operating leases	$19,455	$4,968	$3,950
Financing leases	30,315	—	—

Lease term and discount rates were:

	Years ended December 31,
(in thousands)	2024	2023
Operating leases
Weighted-average remaining lease term (years)	5.3	6.7
Weighted-average discount rate	7.7%	7.8%
Finance leases
Weighted-average remaining lease term (years)	2.6	0.0
Weighted-average discount rate	7.6%	—%

Maturities of operating lease liabilities as of December 31, 2024 were:

(in thousands)	Operating leases	Finance leases
2025	$19,389	$10,055
2026	20,450	10,055
2027	20,810	9,707
2028	16,790	—
2029	9,254	—
Thereafter	14,501	—
Total lease payments	101,194	29,817
Less: imputed interest	(20,149)	(3,168)
Present value of lease liabilities	$81,045	$26,649

Note 6.    Goodwill and Intangible Assets

Goodwill

The following table summarizes the changes in the carrying amount of goodwill:

(in thousands)
Balance as of December 31, 2022	$801
Additions from acquisitions	51,255
Balance as of December 31, 2023	52,056
Additions from acquisitions	97,735
Foreign currency translation adjustments	(918)
Balance as of December 31, 2024	$148,873

The addition to goodwill relates to the acquisition of Exscientia during the year ended December 31, 2024. The additions to goodwill relate to the acquisitions of Cyclica and Valence during the year ended December 31, 2023. See Note 4, “Acquisitions” for additional details. No goodwill impairment was recorded during the years ended December 31, 2024, 2023 and 2022.

Intangible Assets, Net

The following table summarizes intangible assets:

	December 31, 2024			December 31, 2023
(in thousands)	Gross carrying amount	Accumulated Amortization	Net carrying amount	Gross carrying amount	Accumulated Amortization	Net carrying amount
Definite-lived technology intangible assets	$224,362	$(24,544)	$199,818	$44,076	$(8,882)	$35,194
Definite-lived licensed intangible assets	9,350	(2,088)	7,262	350	(87)	263
Indefinite-lived intangible assets	128,775	—	128,775	986	—	986
Total intangible assets	$362,487	$(26,632)	$335,855	$45,412	$(8,969)	$36,443

The definite-lived intangible assets balance primarily increased during the year ended December 31, 2024 due to the Company’s acquisition. See Note 4, “Acquisitions” for additional details on the intangible assets acquired.

For the year ended December 31, 2024, the Company entered into a three year licensing agreement with Helix for access to their patient data and use rights for therapeutics development purposes. This data will be used to improve the training of Recursion’s artificial intelligence and machine learning models and is expected to accelerate Recursion’s drug discovery process. Recursion is making annual payments of $3.0 million for a total of $9.0 million, which was recorded in “Intangible Assets, net” on the Consolidated Balance Sheet and included as a licensed intangible asset in the above table. Recursion made the first payment during the year ended December 31, 2024 and recorded the two remaining $3.0 million payments in “Accrued expenses and other liabilities” and “Other liabilities, non-current” on the Consolidated Balance Sheet, respectively. The licensed intangible asset is being amortized on a straight-line basis over its three year useful life.

Amortization expense was $18.8 million, $8.5 million and $379 thousand during the years ended December 31, 2024, 2023 and 2022, respectively. Amortization expense was primarily included in “Research and Development” in the Consolidated Statements of Operations. Amortization expense for the definite-lived intangible assets will be recognized over approximately the next five years.

The estimated annual amortization expense for the definite-lived intangible assets recorded as of December 31, 2024 is as follows:

(in thousands)	2025	2026	2027	2028	2029
Estimated annual amortization expense	$46,712	$41,005	$32,616	$30,340	$30,333

The indefinite-lived intangible assets primarily represent in-process research and development (IPR&D) intangible projects acquired in business combinations. See Note 4, “Acquisitions” for additional details on the intangible assets acquired. No indefinite-lived intangible asset impairment charges were recorded during the years ended December 31, 2024, 2023 and 2022.

Note 7. Commitments and Contingencies

Indemnification

The Company has agreed to indemnify its officers and directors for certain events or occurrences, while the officer or director is or was serving at the Company’s request in such capacity. The Company purchases directors and officers liability insurance coverage that provides for reimbursement to the Company for covered obligations and this is intended to limit the Company’s exposure and enable it to recover a portion of any amounts it pays under its indemnification obligations. The Company had no liabilities recorded for these agreements as of December 31, 2024 and December 31, 2023, as no amounts were probable.

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

In April 2024, a putative class action complaint was filed in the U.S. District Court for the District of New Jersey against Exscientia plc, Andrew Hopkins, Ben R. Taylor and David Nicholson (Campanile v. Exscientia plc, Case No. 1:24-cv-05692). In June 2024, a separate complaint was filed against the same defendants in the U.S. District Court for the District of New Jersey (Case 1:24-cv-07181). Both complaints allege that the defendants violated federal securities laws by, among other things, making materially false and misleading statements regarding Exscientia’s business, operations, and prospects. The complaints seek unspecified compensatory damages, as well as an award of reasonable attorneys’ fees and other costs, on behalf of persons and/or entities which purchased Exscientia securities between March 2022 and February 2024. The cases were consolidated and plaintiffs filed an amended complaint on November 11, 2024 against Exscientia plc, Andrew Hopkins, and David Nicholson, and the Company moved to dismiss on January 21, 2025. That motion remains pending. As of December 31, 2024, the Company had no liability recorded for these events as an unfavorable outcome was not probable.

In February 2021, the Company entered into a lease agreement for laboratory and office space (the Industry Lease) with Industry Office SLC, LLC (the landlord). In March 2023, the Company sent a letter to the landlord detailing numerous construction delays and irregularities, deficiencies and deviations from applicable structural drawings and/or non-conforming conditions with applicable building codes. On June 23, 2023, the landlord filed a lawsuit against the Company (Industry Office SLC, LLC v. Recursion Pharmaceuticals, Inc., Case No. 230904627), amended in October 2023, in the Third District Court for Salt Lake County, State of Utah (the Court), alleging anticipatory repudiation, breach of contract, and breach of the implied covenant of good faith and fair dealing, and seeks monetary damages and attorney’s fees. As of December 31, 2024, the Company had no liability recorded for these events as an unfavorable outcome was not probable.

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

Pledged Assets

As of December 31, 2024, assets pledged as collateral against finance leases totaled $24.1 million. Assets pledged as collateral are Lab Equipment reported in “Property and Equipment, net” on the Consolidated Balance Sheet. As of December 31, 2024, the liabilities associated with collateral pledged were solely comprised of a finance lease and had a carrying value of $26.6 million. The collateral pledged under the lease agreement may only be operated by the Company within the continental United States and must maintain a good title. The assets cannot be sold, disposed of or repledged by the Company.

Note 8. Common Stock

Each share of Class A common stock entitles the holder to one vote per share and each share of Class B common stock entitles the holder to 10 votes per share on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the Company’s Board of Directors. As of December 31, 2024 and December 31, 2023, no dividends had been declared.

Public Offering of Common Stock

In June 2024, the Company closed its public offering of Class A common stock and issued 35.4 million shares at a price of $6.50 per share for net proceeds of approximately $216.4 million, after deducting transaction costs of $13.6 million. In connection with the public offering of Class A common stock, the Company entered into an underwriting agreement for the offering and sale of 30.8 million shares. The Company also granted the Underwriters a 30 day option from the date of the underwriting agreement to purchase up to an additional 4.6 million shares of Class A Common Stock, which was exercised in full. The public offering was made pursuant to the Company's effective registration statement on Form S-3 (File No. 333-264845) and a related prospectus supplement and accompanying prospectus dated June 26, 2024.

At-The-Market Offering

In August 2023, the Company entered into an Open Market Sales Agreement (the “Sales Agreement”) with Jefferies LLC (the “Sales Agent”), to provide for the offering, issuance and sale of up to an aggregate amount of $300.0 million of its Class A common stock from time to time in “at-the-market (ATM)” offerings. As of December 31, 2024, an amount of $132.8 million remained available for future sales under the Sales Agreement. For the year ended December 31, 2024, the Company has sold 9.9 million shares and received net proceeds of $84.0 million under the agreement. Recursion is not required to sell additional shares under the Sales Agreement. The Company pays the Sales Agent a commission of up to 3% of the aggregate gross proceeds received from all sales of Class A common stock. The Sales Agreement continues until the earlier of selling all shares available under the Sales Agreement or terminated by written notice from either of the parties. The ATM Offering is being made under a prospectus supplement dated August 8, 2023, and related prospectus filed with the Securities and Exchange Commission pursuant to the Company’s automatically effective shelf registration statement on Form S-3ASR (Registration No. 333-264845).

NVIDIA Private Placement

In July 2023, Recursion entered into a Stock Purchase Agreement for a private placement with NVIDIA Corporation (2023 Private Placement), pursuant to which the Company sold an aggregate of 7.7 million shares of the Company’s Class A common stock at a price of $6.49 per share for net proceeds of approximately $49.9 million.

Valence Acquisition Exchangeable Shares

In May 2023, in connection with the acquisition of Valence, the Company entered into an agreement to issue up to 5.9 million shares of Class A common stock (the “Exchangeable Shares”), that may be issued upon exchange, retraction or redemption of exchangeable shares of a subsidiary of Recursion. Each exchangeable share of the subsidiary of Recursion entitles the holder to exchange those shares on a one-for-one basis for Recursion’s Class A common stock. The shares are entitled to receive dividends economically equivalent to dividends declared by Recursion, are non-voting and are subject to customary adjustments for stock splits or other reorganizations. In addition, the Company may require all outstanding exchangeable shares to be exchanged into an equal number of Class A common stock upon the occurrence of certain events and at any time following the seventh anniversary of the closing of the Valence acquisition. The exchangeable shares are substantially the economic equivalent of the Class A shares and classified as common stock within the Company’s stockholders’ equity. The Company’s calculation of weighted-average shares outstanding includes the exchangeable shares. As of December 31, 2024, 4.9 million Exchangeable shares have been redeemed for Class A shares.

2022 Private Placement

In October 2022, Recursion issued 15.3 million shares of the Company’s Class A common stock at a purchase price of $9.80 per share in a private placement (the 2022 Private Placement) to qualified institutional buyers and institutional accredited investors (the Purchasers) for net proceeds of $143.7 million, after deducting fees and offering costs of $6.6 million.

Registration Rights Agreements

Tempus agreement
In November 2023, in connection with the Tempus Agreement, the Company agreed to prepare and file a registration statement (or a prospectus supplement to an effective registration statement on Form S-3ASR that will become automatically effective upon filing with the SEC pursuant to Rule 462(e)) with the SEC, for resale of the shares of Class A common stock issued or issuable under the Tempus Agreement. A prospectus supplement to a registration statement (File No. 333-264845) was subsequently filed in December 2023 to register shares issued to Tempus for the initial license fee under the Tempus Agreement for resale. In December 2024, a prospectus supplement to a registration statement (File No. 333-264845) was filed to register shares issued to Tempus in payment for the 2024 annual fee.

After registration of any shares issued to Tempus under the Tempus Agreement, the Company has agreed to use commercially reasonable efforts to keep such registration statement effective until such date that all shares issued to Tempus covered by such registration statement have been sold or are able to be publicly sold by relying on Rule 144 of the Securities Act without registration.

NVIDIA Private Placement
In July 2023, in connection with the 2023 Private Placement with NVIDIA, the Company entered into a Registration Rights Agreement providing for the registration for resale of the shares of Class A common stock issued in such transaction. A prospectus supplement to a registration statement (File No. 333-264845) was subsequently filed in August 2023 to register the resale of the shares of Class A common stock issued to NVIDIA. The Company has agreed to use commercially reasonable efforts to keep the registration statement continuously effective until such date that all registrable securities under the agreement have been sold. In the event the holders cannot sell their shares due to certain circumstances causing the registration statement to be ineffective, the Company must pay each holder of shares outstanding on the date and each month thereafter 1% of the aggregate purchase price with the maximum payable amount of 5% of the aggregate purchase price. As of December 31, 2024, there was no accrued liability related to this agreement, as it was not probable that a payment would be required.

Acquisitions
In November 2024, in connection with the acquisition of Exscientia, the Company entered into a Registration Agreement providing for the registration for resale of the shares of Class A common stock issued for Recursion stock options and RSUs under the assumed Exscientia plans and the Inducement awards. A registration statement on Form S-8 (File No. 333-283347) was filed to register the shares for resale by the holders. The registration statement must remain effective as long as such Recursion stock options and RSUs remain outstanding.

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

2022 Private Placement
In October 2022, in connection with the 2022 Private Placement, the Company entered into a Registration Rights Agreement providing for the registration for resale of the shares of Class A common stock issued in such transaction. A prospectus supplement to a registration statement (File No. 333-264845) was subsequently filed in October 2022 to register the resale of the shares of Class A common stock by the Purchasers. The agreement must remain effective until registrable securities covered by the agreement have been publicly sold by the holders or all shares cease to be registrable securities. In the event the holders cannot sell their shares due to certain circumstances causing the agreement to be ineffective, the Company must pay each holder of shares outstanding on the date and each month thereafter 1% of the aggregate purchase price paid by the holder without limit until the agreement is cured. As of December 31, 2024, there was no accrued liability related to this agreement, as it was not probable that a payment would be required.

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

All Class B common stock is held by Christopher Gibson, Ph.D., the Company’s Chief Executive Officer (CEO), or his affiliates. As of December 31, 2024, Dr. Gibson and his affiliates held outstanding shares of Class B common stock representing approximately 15% of the voting power of the Company’s outstanding shares. This voting power may increase over time as Dr. Gibson vests in and exercises equity awards outstanding. If all the exchangeable equity awards held by Dr. Gibson had been fully vested, exercised and exchanged for shares of Class B common stock as of December 31, 2024, Dr. Gibson and his affiliates would hold approximately 16% of the voting power of the Company’s outstanding shares. As a result, Dr. Gibson will be able to significantly influence any action requiring the approval of Recursion stockholders, including the election of the Board of Directors; the adoption of amendments to the Company’s certificate of incorporation and bylaws; and the approval of any merger, consolidation, sale of all or substantially all of the Company’s assets, or other major corporate transaction.

Note 9. Collaborative Development Contracts

Sanofi

Description
In January 2022, the Company and Sanofi entered into a collaboration agreement to develop an AI-driven pipeline of precision-engineered medicines. The research is focused on up to 15 novel small molecule candidates across oncology and immunology and utilizes the Company’s AI platform. The Company is leading small molecule drug design and lead optimization activities with Sanofi assuming responsibility for preclinical and clinical development, manufacturing and commercialization.

Pricing
The Company received a $100.0 million non-refundable upfront payment. The Company has also received multiple milestone payments related to this agreement of approximately $23.0 million. These related to the advancement of several of the discovery programs within the collaboration and the addition of an existing Company program into the collaboration. Recursion is eligible for additional milestone payments based on performance progress of the collaboration and tiered royalties ranging from high-single-digits to mid-teens. Recursion could earn a maximum of $555.0 million from all research milestones and $1.8 billion from all development and regulatory milestones.

Accounting
In November 2024, Recursion acquired Exscientia as part of an acquisition. See Note 4, “Acquisitions” for additional information. As such, the initial Recursion accounting analysis for this transaction was done as of the business combination date as if Recursion had originated the contract. This agreement represents a transaction with a customer and therefore is accounted for in accordance with ASC 606. Recursion has determined that it has at least eight performance obligations related to the small molecule projects. These performance obligations are for performing research and development services for Sanofi to design small molecules and perform lead optimization activities. The performance obligations also include potential licenses related to the intellectual property. The Company concluded that licenses within the contract are not distinct from the research and development services as they are interrelated due to the fact that the research and development services significantly impact the potential licenses. Any additional services are considered customer options and will be considered as separate contracts for accounting purposes.

The Company has determined the transaction price to be $137.0 million, for the initial performance obligations, comprised of the upfront payment, several milestones that have been achieved and estimated additional target exercises. Recursion will fully constrain the amounts of remaining variable consideration to be received from potential milestones considering the stage of development and the risks associated with the remaining development required to achieve each milestone. Recursion will re-evaluate the transaction price each reporting period.

The transaction price was generally allocated to the performance obligations based on the estimated relative stand-alone selling price of each performance obligation as determined using an expected cost plus margin approach. The milestone fees were allocated to related performance obligation as the terms of the variable consideration related specifically to Recursion’s efforts to satisfy the related performance obligation. The Company recognizes revenue over time based on costs incurred relative to total expected costs to perform the research and development services. Recursion determined that this method provides a faithful depiction of the transfer of control to the customer. This method of recognizing revenue requires the Company to make estimates of total costs to provide the services required under the performance obligations. Significant inputs used to determine the total costs included the number of projects to be performed, the number of substitutions related to those projects, length of time required, service hours performed by Company employees and materials costs. A significant change in these estimates could have a material effect on the timing and amount of revenue recognized in future periods. Recursion is unable to estimate the completion date of the performance obligations due to the current stage of work.

Merck KGaA (Merck)

Description
In September 2023, the Company and Merck entered into a collaboration agreement to discover novel small molecule drug candidates across oncology, neuroinflammation and immunology. The collaboration utilizes the Company’s AI platform and the Company is performing drug design and discovery while Merck will be assuming responsibility for the preclinical and clinical development.

Pricing
The Company received a $20.1 million non-refundable upfront payment. Recursion is eligible for additional milestone payments based on performance progress of the collaboration and tiered royalties from the mid-single-digits to low-double-digits. The Company could earn a maximum of $73.0 million for discovery, development and sales milestones per product.

Accounting
In November 2024, Recursion acquired Exscientia as part of an acquisition. See Note 4, “Acquisitions” for additional information. As such, the initial Recursion accounting analysis for this transaction was done as of the business combination date as if Recursion had originated the contract. This agreement represents a transaction with a customer and therefore is accounted for in accordance with ASC 606. Recursion has determined that it has three performance obligations related to each project in the partnership. These performance obligations are for performing research and development services for Merck to design small molecules and perform lead optimization activities. The performance obligations also include potential licenses related to the intellectual property. The Company concluded that licenses within the contract are not distinct from the research and development services as they are interrelated due to the fact that the research and development services significantly impact the potential licenses. Any additional services are considered customer options and will be considered as separate contracts for accounting purposes.

The Company has determined the transaction price to be $20.1 million, for the initial performance obligations, comprised of the upfront payment. Recursion will fully constrain the amounts of remaining variable consideration to be received from potential milestones considering the stage of development and the risks associated with the remaining development required to achieve each milestone. Recursion will re-evaluate the transaction price each reporting period.

The transaction price was allocated to the performance obligations based on the estimated relative stand-alone selling price of each performance obligation as determined using an expected cost plus margin approach. The Company recognizes revenue over time based on costs incurred relative to total expected costs to perform the research and development services. Recursion determined that this method provides a faithful depiction of the transfer of control to the customer. This method of recognizing revenue requires the Company to make estimates of total costs to provide the services required under the performance obligations. Significant inputs used to determine the total costs included the number of projects to be performed, the number of substitutions related to those projects, length of time required, service hours performed by Company employees and materials costs. A significant change in these estimates could have a material effect on the timing and amount of revenue recognized in future periods. Recursion was unable to estimate the completion date of the performance obligations due to the current stage of work.

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

Pricing
In January 2022, Recursion received a $150.0 million non-refundable upfront payment from the Company’s collaboration with Roche. In September 2024, Recursion received a $30.0 million milestone payment (the “acceptance fee”), which was an acceptance fee related to the first accepted neuroscience Phenomap. Recursion is eligible for additional milestone payments based on performance progress of the collaboration. Each of the Phenomaps requested by Roche and created by Recursion may be subject to either an initiation fee, acceptance fee or both. Such fees could exceed $250.0 million for 16 accepted Phenomaps. In addition, for a period of time after Roche’s acceptance of certain Phenomaps, Roche will have the option to obtain, subject to payment of an exercise fee, rights to use outside the collaboration the raw images generated in the course of creating those Phenomaps. If Roche exercises its external use option for all 12 eligible Phenomaps, Roche’s associated exercise fee payments to Recursion could exceed $250.0 million. Under the collaboration, Roche may initiate up to 40 programs, each of which, if successfully developed and commercialized, could yield more than $300.0 million in development, commercialization and net revenue milestones for Recursion, as well as tiered royalties on net revenue.

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

Accounting
The Company determined that it had one performance obligation under the agreement, which was to perform research and development services for Bayer. Recursion determined the transaction price to be $30.0 million, comprised of the upfront payment. The Company allocated the amount to the single performance obligation. The Company recognized revenue over time by measuring progress towards completion of the performance obligation. This method of recognizing revenue required the Company to make estimates of the total time to provide the services required under the performance obligation. Recursion completed its performance obligation services in 2023.

Additional Revenue Disclosures

Revenue from one customer exceeded 10% of total revenue, and that one customer represented primarily all of Recursion’s operating revenue during the year ended December 31, 2024. For the years ended December 31, 2023 and 2022, revenue from two customers exceeded 10% of total revenues and those two customers represented primarily all of Recursion’s operating revenue.

Of the revenue recognized during the year ended December 31, 2024, $32.5 million was included in the unearned revenue balance as of December 31, 2023, and was related to the upfront payments received by the Company for the Roche agreement. Of the revenue recognized during the year ended December 31, 2023, primarily all of it was included in the unearned revenue balance as of December 31, 2022. Revenue recognized during the year ended December 31, 2024 was primarily from the upfront payments and acceptance fee received for the Roche agreement. The recognition of a portion of the upfront payment and acceptance fee decreased the unearned revenue recognized. As of December 31, 2024, the Company had $7.9 million of costs incurred to fulfill a contract on its Consolidated Balance Sheet within “Other Current Assets.”

Unearned revenue was classified as short-term and long-term on the Consolidated Balance Sheets based on the Company’s estimate of revenue that will be recognized during the next twelve months.

Note 10. Stock-Based Compensation

In April 2021, the Board of Directors and the stockholders of the Company adopted the 2021 Equity Incentive Plan (the 2021 Plan). The Company may grant stock options, restricted stock units (RSUs), stock appreciation rights, restricted stock awards and other forms of stock-based compensation. As of December 31, 2024, 8.9 million shares of Class A common stock were available for grant in the 2021 plan. In 2024, the Board of Directors and the stockholders of the Company adopted the 2024 Inducement Equity Incentive Plan (the 2024 Plan) as part of the Exscientia acquisition. See Note 4, “Acquisitions” for additional information. As of December 31, 2024, 9.5 million shares of Class A common stock were available for grant in the 2024 plan.

The following table presents the classification of stock-based compensation expense for employees and non-employees within the Consolidated Statements of Operations:

	Years ended December 31,
(in thousands)	2024	2023	2022
Cost of revenue	$3,636	$5,326	$2,755
Research and development	36,184	21,992	10,065
General and administrative	39,681	24,361	14,052
Total	$79,501	$51,679	$26,872

As part of the Exscientia acquisition, Recursion issued replacement grants for the Exscientia legacy awards. Recursion recorded $8.5 million of additional one-time stock compensation expense during the year ended December 31, 2024. See Note 4, “Acquisitions” for additional information on the Exscientia acquisition.

Stock Options

Stock options are primarily granted to executive leaders at the Company, generally vest over four years and expire no later than 10 years from the date of grant. Stock option activity during the year ended December 31, 2024 was as follows:

(in thousands except share and per share amounts)	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2023	14,957,617	$6.13	7.0	$72,416
Granted	11,996,483	3.91
Cancelled	(1,129,239)	11.05
Exercised	(3,883,366)	2.30		25,194
Outstanding as of December 31, 2024	21,941,495	$5.40	7.9	$62,685
Exercisable as of December 31, 2024	12,016,358	$4.97	6.8	$44,298

As part of the Exscientia acquisition, Recursion granted 5.8 million stock option awards related to the Exscientia legacy awards.

The fair value of options granted to employees is calculated on the grant date using the Black-Scholes option valuation model. The weighted-average grant-date fair values of stock options granted during the years ended December 31, 2024, 2023 and 2022 were $5.64, $5.64 and $6.57, respectively.

The following weighted-average assumptions were used to calculate the grant-date fair value of stock options:

	Years ended December 31,
	2024	2023	2022
Expected term (in years)	4.0	5.8	6.2
Expected volatility	65%	66%	63%
Expected dividend yield	—	—	—
Risk-free interest rate	4.3%	3.6%	1.9%

As of December 31, 2024, $59.2 million of unrecognized compensation cost related to stock options is expected to be recognized as expense over approximately the next two years.

RSUs

Equity awards granted to employees primarily consist of RSUs and generally vest over four years. The weighted-average grant-date fair value of RSUs generally is determined based on the number of units granted and the quoted price of Recursion’s common stock on the date of grant.

The following table summarizes Recursion’s RSU activity during the year ended December 31, 2024:

	Stock units	Weighted-average grant date fair value
Outstanding as of December 31, 2023	15,223,764	$8.39
Granted	21,392,796	7.18
Vested	(6,262,525)	8.31
Forfeited	(3,049,806)	8.30
Outstanding as of December 31, 2024	27,304,229	$7.47

As part of the Exscientia acquisition, Recursion granted 1.6 million RSU awards related to the Exscientia legacy awards. Additionally, Recursion granted 8.0 million RSU awards as part of a retention program for Exscientia employees.

The fair market value of RSUs vested was $52.2 million during the year ended December 31, 2024. As of December 31, 2024, $196.1 million of unrecognized compensation cost related to RSUs is expected to be recognized as expense over approximately the next three years.

Note 11. Employee benefit plans

The Company maintains defined contribution benefit plans for its eligible employees. The plans generally allows employees to make contributions up to a specified percentage of their compensation. The Company generally contributes up to 4% of employee base salary, by matching 100% of the first 4% of annual base salary contributed by each employee. Additionally, the Company generally contributes a certain amount to the defined contribution plans for employees that worked at the Company during the year. Employer expenses were $5.3 million, $3.8 million and $3.6 million during the years ended December 31, 2024, 2023 and 2022, respectively.

Note 12. Income Taxes

The provision for income taxes consisted of the following components :

	Years ended December 31,
(in thousands)	2024	2023	2022
Current
Federal	$24	$—	$—
State	6	—	—
Foreign	474	—	—
Total Current Tax Expense (Benefit)	$504	$—	$—
Deferred
Federal	$(80,109)	$(82,707)	$(61,225)
State	(11,918)	(54,634)	(3,188)
Foreign	(9,921)	(4,564)	(471)
Change in valuation allowance	100,318	137,843	64,884
Total Deferred Expense (Benefit)	$(1,630)	$(4,062)	$—
Total Income tax expense	$(1,127)	$(4,062)	$—

The Company’s effective tax rate of 0.2% during the year ended December 31, 2024,1.2% during the year ended December 31, 2023 and 0% during the year ended December 31, 2022 differs from the statutory U.S. federal rate as follows:

	Years ended December 31,
	2024	2023	2022
Statutory tax rate	21.0%	21.0%	21.0%
R&D credit generation	1.5%	3.1%	3.7%
Orphan drug credit generation	1.5%	2.1%	1.1%
State taxes	4.6%	16.4%	—%
Stock based compensation	—%	(0.1)%	0.8%
Uncertain tax positions	(0.3)%	(0.8)%	(0.3)%
Other	(2.1)%	1.0%	(0.8)%
Change in valuation allowance	(21.6)%	(41.5)%	(25.5)%
State impact of rate change	(4.4)%	—%	—%
Effective tax rate	0.2%	1.2%	—%

Significant components of deferred tax assets and liabilities were as follows:

	December 31,
(in thousands)	2024	2023
Deferred tax assets
Net operating loss carryforwards	$274,421	$117,877
Research and development capitalization	134,363	105,503
Tax credit carryforwards	68,811	50,293
Unearned revenue	19,219	23,007
Lease liabilities	23,510	13,208
Reserves and accruals	5,133	4,744
Stock-based compensation	14,730	5,080
Other	1,175	485
Gross deferred tax assets	541,362	320,197
Valuation allowance	(466,147)	(304,618)
Net deferred tax asset	75,215	15,579
Deferred tax liabilities
Right-of-use assets	(19,183)	(8,942)
Definite lived intangibles	(67,140)	(5,272)
Depreciable assets	(5,358)	(2,704)
Deferred tax liabilities	(91,681)	(16,918)
Net deferred tax liability	$(16,466)	$(1,339)

Significant judgment is required in determining the Company’s provision for income taxes, recording valuation allowances against deferred tax assets and evaluating the Company’s uncertain tax positions. Due to net losses since inception and the uncertainty of realizing the deferred tax assets, the Company has a full valuation allowance against all entities in a net deferred tax asset position. To the extent that the Company generates positive income and expects, with reasonable certainty, to continue to generate positive income, the Company may release all, or a portion of, the valuation allowance in a future period. This release would result in the recognition of all, or a portion of, the Company’s deferred tax assets, resulting in a decrease to income tax expense for the period such release is made. As of December 31, 2024 and 2023 the Company’s valuation allowance was $466.1 million and $304.6 million, respectively, which increased by approximately $161.5 million and $137.8 million during the years ended December 31, 2024 and 2023, respectively.

Net operating losses (NOLs) and tax credit carry-forwards are subject to review and possible adjustment by the Internal Revenue Service (“IRS”) and may become subject to annual limitation due to ownership changes that occur under Section 382 of the Internal Revenue Code, as amended and similar state provisions. These ownership changes may limit the amount of carryforwards that can be utilized annually to offset future taxable income. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50% over a three-year period. As of December 31, 2024, the Company was not limited on its NOLs and tax credit carry-forwards. The Company will continue to monitor future ownership changes for potential Section 382 limitations

As of December 31, 2024 and 2023, the Company had federal NOL carryforwards of $553.2 million and $412.0 million, respectively, available to reduce taxable income, of which $16.3 million expire beginning 2036 and $536.9 million do not expire. The Company had state NOL carryforwards of $1,499.3 million and $398.6 million as of December 31, 2024 and 2023, respectively, available to reduce future state taxable income, of which $1,042.2 million expire beginning 2031 and $457.1 million do not expire. The Company had foreign NOL carryforwards of $439.5 million as of December 31, 2024, available to reduce future foreign taxable income, of which $18.7 million expire beginning 2032 and $420.8 million do not expire.

As of December 31, 2024, the Company also had federal, state and foreign research and development credit carryforwards of $35.1 million, $10.2 million and $7.1 million respectively. As of December 31, 2023, the Company had federal, state and research and development credit carryforwards of $30.3 million, $6.9 million. The federal research and development credit carryforwards expire beginning in 2036, the state credit carryforwards expire beginning in 2030 and the foreign credit carryforwards do not expire. The Company also had federal Orphan Drug credits of $24.7 million and $17.9 million as of December 31, 2024 and 2023, respectively, which will begin expiring in 2026.

Reserves for uncertain tax positions against the credit carryforwards were as follows:

	December 31,
(in thousands)	2024	2023
Balance at the beginning of the period	$5,417	$2,762
Increases for positions taken in current year	1,535	1,726
Increase (decrease) for positions taken in prior year	(203)	929
Balance at the end of the period	$6,749	$5,417

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

The Company files income tax returns in the United States, Canada, United Kingdom, Austria. The Company files state income tax returns in multiple states in the United States among others Utah, California and Massachusetts. The Company is not currently under examination in any of these jurisdictions. The Company is subject to income tax examinations on all federal returns since the 2016 tax return.

Note 13. Net Loss Per Share

For the years ended December 31, 2024, 2023 and 2022, Recursion calculated net loss per share of Class A, Class B and Exchangeable common stock using the two-class method. Basic net loss per share is computed using the weighted-average number of shares outstanding during the period. Diluted net loss per share is computed using the weighted-average number of shares and the effect of potentially dilutive securities outstanding during the period. Potentially dilutive securities consist of stock options and other contingently issuable shares. For periods presented in which the Company reports a net loss, all potentially dilutive shares are anti-dilutive and as such are excluded from the calculation. For the years ended December 31, 2024, 2023 and 2022, the Company reported a net loss and therefore basic and diluted loss per share were the same.

The rights, including the liquidation and dividend rights, of the holders of the Company’s Class A, Class B and the Exchangeable common stock are identical, except with respect to voting. As a result, the undistributed earnings for each period are allocated based on the contractual participation rights of the Class A, Class B common stock and the Exchangeable common stock as if the earnings for the period had been distributed. As the liquidation and dividend rights are identical, the undistributed earnings are allocated on a proportionate basis and the resulting amount per share for Class A, Class B and Exchangeable common stock was the same during the years ended December 31, 2024, 2023 and 2022.

The following tables set forth the computation of basic and diluted net loss per share of Class A, Class B and Exchangeable common stock during 2024, 2023 and 2022:

	Years ended December 31,
(in thousands, except share amounts)	2024	2023	2022
Numerator:
Net loss	(463,661)	(328,066)	(239,476)
Denominator:
Weighted average common shares outstanding	274,207,146	207,853,702	175,537,487
Net loss per share, basic and diluted	$(1.69)	$(1.58)	$(1.36)

The Company excluded the following potential common shares from the computation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	Years ended December 31,
	2024	2023	2022
Stock based compensation	9,021,895	9,848,141	10,966,651
Tempus agreement	7,802,744	1,073,834	—
Total	16,824,639	10,921,975	10,966,651

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

The following tables summarize the Company’s assets and liabilities that are measured at fair value on a recurring basis:

		Basis of fair value measurement
(in thousands)	December 31, 2024	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$235,812	$235,812	$—	$—
Bank deposits	160,487	160,487
Restricted cash	8,675	8,675	—	—
Total assets	$404,974	$404,974	$—	$—

		Basis of fair value measurement
(in thousands)	December 31, 2023	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$322,653	$322,653	$—	$—
Restricted cash	9,860	9,860	—	—
Total assets	$332,513	$332,513	$—	$—

In addition to the financial instruments that are recognized at fair value on the Consolidated Balance Sheet, the Company has certain financial instruments that are recognized at amortized cost or some basis other than fair value. The carrying amount of these instruments are considered to be representative of their approximate fair values.

The following tables summarize the Company’s financial instruments that are not measured at fair value:

	Book values		Fair values
(in thousands)	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
Liabilities
Notes payable and financing lease liabilities, current	$8,425	$41	$8,425	$41
Notes payable and financing lease liabilities, non-current	19,022	1,101	19,022	1,101
Total liabilities	$27,447	$1,142	$27,447	$1,142

Note 15. Segment Information

Segment loss

Recursion operates as a single operating segment that is managed on a consolidated basis. The Company’s chief operating decision maker is its Chief Executive Officer. The Company’s chief operating decision maker uses segment net loss to evaluate the performance of its segment, analyze financial trends, compare the budget to the actual operating results, and make resource allocation decisions. Segment net loss represents the Company’s consolidated net loss. All corporate costs, global function support costs, overhead costs and other shared costs are included within this segment. Other segment items primarily include general and administrative expenses including facilities, information technology, professional fees (including auditing, tax and legal) and insurance.

The following table presents Recursion’s segment net loss:

	Years ended December 31,
(In thousands)	2024	2023	2022
Revenue	$58,839	$44,575	$39,843

Significant segment expenses
Salaries	242,795	183,643	139,671
Consumables	77,543	65,688	35,107
Platform	15,876	6,353	4,822
Discovery	30,480	19,231	19,765
Clinical development	43,713	39,881	32,929
Depreciation and amortization	36,494	24,402	11,756
Other segment items	90,942	55,437	41,520
Loss from operations	479,004	350,060	245,727
Other non-operating income, net	14,216	17,932	6,251
Income tax benefit	1,127	4,062	—
Total segment loss	$463,661	$328,066	$239,476

Supplemental asset information
Total expenditures for additions to long-lived assets	$14,134	$14,393	$37,650

Additional Segment Disclosures

Recursion’s long-lived assets are attributed to the following geographic areas based on their location:

	Years ended December 31,
(In thousands)	2024	2023	2022
United States	$78,471	$84,056	$87,985
Canada	2,631	2,454	207
United Kingdom	56,332	—	—
Other	3,629	—	—

Recursion generates revenue primarily from a single service, research and development services and from a single geographic area, the United States, therefore, the Company does not report additional information on revenue from external customers.

Note 16. Subsequent Events

In February 2025, the Company terminated the Sales Agreement and entered into a Sales Agreement (the Citi Sales Agreement) with Citigroup Capital Markets Inc. (the Citi Sales Agent), to provide for the offering, issuance and sale of up to an aggregate amount of $500.0 million of its Class A common stock from time to time in “at-the-market” offerings (the Citi ATM Offering). Recursion has not yet sold any shares and is not required to sell additional shares under the Citi Sales Agreement. The Company pays the Citi Sales Agent a commission of up to 3% of the aggregate gross proceeds received from all sales of Class A common stock less certain agreed credits and reimbursements. The Citi Sales Agreement continues until the earlier of selling all shares available under the Citi Sales Agreement or terminated by written notice from either of the parties.

Item 9. Changes in and Disagreements with Accountants.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company has established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act) designed to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including the principal executive officer (our Chief Executive Officer) and principal financial officer (our Chief Financial Officer), to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2024, our disclosure controls and procedures were not effective due to the material weakness described below.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives as management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. In performing this assessment, management used the criteria described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2024 due to the material weakness described below. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

The Company did not design and maintain effective controls over the estimated costs and time to completion and controls to validate the completeness and accuracy of data used to calculate revenue and unearned revenue related to its license agreement. This material weakness did not result in any misstatements of the Company’s financial statements or disclosures. However, this material weakness could result in a misstatement of the aforementioned account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

The Company has excluded Exscientia plc (Exscientia) from its assessment of the Company’s internal control over financial reporting as of December 31, 2024 because it was acquired by the Company in a purchase business combination during 2024. Exscientia is a wholly-owned subsidiary whose total assets and total net loss excluded from management’s assessment represent approximately 27% of total assets and 4% of total net loss of Recursion’s Consolidated Financial Statements as of and for the year ended December 31, 2024.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in Part II Item 8 of this Annual Report on Form 10-K.

Material Weaknesses in the Excluded Acquired Business

On November 20, 2024, the Company acquired Exscientia and its subsidiaries. Prior to the acquisition, Exscientia management identified the following material weaknesses in its internal control over financial reporting, which management of the Company concluded continue to exist as of December 31, 2024:

•Exscientia did not design and maintain effective process and controls; including with respect to consistent review procedures within its financial statement close process, to appropriately analyze, record and disclose accounting matters timely and accurately while maintaining appropriate segregation of duties; and
•Exscientia did not design and maintain effective information technology general controls for information systems that are significant to the preparation of its financial statements, including controls to verify that conflicting duties were appropriately segregated within such systems, in addition to controls over change management and program development.

The material weakness related to Exscientia’s ineffective process and controls resulted in an immaterial misstatement to unearned revenue and unearned revenue, non-current in Recursion’s Consolidated Financial Statements as of and for the year ended December 31, 2024. While the Company has undertaken additional compensating processes and controls, the Company is not yet in a position to conclude that the material weaknesses have been remediated as of December 31, 2024. As a result, these material weaknesses could result in a misstatement of Exscientia’s reported financial results, which are consolidated with the Company's results, that would result in a material misstatement to Recursion’s annual or interim consolidated financial statements that would not be prevented or detected. The Company's management is in the process of remediating these material weaknesses.

Management’s Remediation Efforts for Unremediated Material Weaknesses

The following remediation actions have been taken as of December 31, 2024 related to the material weakness described above over the accounting for revenue and unearned revenue related to our license agreement:

•Improvement of documentation procedures regarding specific inquiries related to the cost model used for revenue recognition and the resulting responses
•Improvement of documentation for the review of changes in cost model due to responses from inquiries
•Provided additional documentation for internal reports to validate and support completeness and accuracy of reports
•Improvement of documentation of these processes was done with the input of our third-party consultants who continue to be involved in the design and enhancement of the revenue recognition policies and procedures

While significant progress has been made to enhance our internal control over financial reporting, Recursion is still designing, implementing and testing these processes, procedures and controls.

Regarding the material weaknesses described above related to the acquired Exscientia business, Recursion is currently in the process of integrating Exscientia’s operations into our overall system of internal control over financial reporting.

We believe the above actions will be effective in remediating the material weaknesses described above. However, the material weaknesses cannot be considered remediated until remediated controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Control Over Financial Reporting

For the three months ended December 31, 2024, management was in the process of integrating the internal controls of the acquired business (Exscientia) into Recursion's existing operations as part of planned integration activities. There were no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended December 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

In February 2025, Recursion terminated the Jefferies Sales Agreement and entered into, effective February 28, 2025, a Sales Agreement (the “Citi Sales Agreement”) with Citigroup Capital Markets Inc. (the “Citi Sales Agent”), pursuant to which the Company may, from time to time, sell up to an aggregate amount of $500.0 million of our Class A common stock through the Citi Sales Agent in an “at-the-market” offering (the “Citi ATM Offering”). The Company is not required to sell shares under the Citi Sales Agreement. Recursion will pay the Citi Sales Agent a commission of up to 3% of the aggregate gross proceeds Recursion receive from all sales of our Class A common stock under the Citi Sales Agreement. We have agreed to reimburse Citigroup for the fees and disbursements of its counsel, payable upon execution of the sales agreement, in an amount not to exceed $75,000, in addition to certain ongoing disbursements of its legal counsel. Citigroup has agreed to credit up to an aggregate amount of $2.3 million for fees and expenses payable by us to Citigroup under the Citi Sales Agreement. The Citi Sales Agreement continues until the earlier of selling all shares available under the Citi Sales Agreement or terminated by written notice from either of the parties. No sales have been made under the Citi Sales Agreement.

The Citi ATM Offering is being made under a prospectus supplement dated February 28, 2025, and related prospectus to be filed with the Securities and Exchange Commission pursuant to our automatically effective shelf registration statement on Form S-3ASR (Registration No. 333-284878).

A copy of the Citi Sales Agreement is attached as Exhibit 10.39 to this Annual Report on Form 10-K. The foregoing description of the Citi Sales Agreement does not purport to be complete and is qualified in its entirety by reference to Exhibit 10.39. A copy of the opinion of Wilson Sonsini Goodrich & Rosati, P.C. relating to the validity of the securities issued in the Citi ATM Offering is filed as Exhibit 5.1 to this Annual Report on Form 10-K. See Note 16, “Subsequent Events” to the Condensed Consolidated Financial Statements for additional details.

On December 19, 2024, Christopher Gibson, Chief Executive Officer, President, and a member of our Board of Directors, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 2,343,000 shares of the Company’s Class A common stock until April 9, 2026.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2025 Annual Meeting of Stockholders, which Recursion intends to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year.

Item 11. Executive Compensation.

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2025 Annual Meeting of Stockholders, which Recursion intends to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2025 Annual Meeting of Stockholders, which Recursion intends to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant.

Item 13. Certain Relationships and Related Transactions and Director Independence.

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2025 Annual Meeting of Stockholders, which Recursion intends to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year.

Item 14. Principal Accountant Fees and Services.

Our independent public accounting firm is PricewaterhouseCoopers LLP, Washington, PCAOB Auditor ID 000238.

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2025 Annual Meeting of Stockholders, which Recursion intends to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year.

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

(3) Exhibits Required by Item 601 of Regulation S-K: The information called for by this paragraph is set forth in Item 15(b) below.

(b) Exhibit Index:

		Incorporated by Reference
Exhibit number	Description	Form	File No.	Exhibit No.	Filing Date	Filed / Furnished Herewith
2.1	Transaction Agreement by and between Recursion Pharmaceuticals, Inc. and Exscientia plc dated as of August 8, 2024.	8-K	001-40323	2.1	August 8, 2024
2.2	First Amendment to Transaction Agreement by and between Recursion Pharmaceuticals, Inc. and Exscientia plc dated as of November 5, 2024.	8-K	001-40323	2.1	November 6, 2024
3.1	Amended and Restated Certificate of Incorporation of Recursion Pharmaceuticals, Inc.	8-K	001-40323	3.1	April 21, 2021
3.2	Amended and Restated Bylaws of Recursion Pharmaceuticals, Inc.	8-K	001-40323	3.1	January 31, 2024
4.1	Specimen Class A common stock certificate of the Registrant.	S-1/A	333-254576	4.2	April 15, 2021
4.2	Description of Securities.					X
4.3	Exchangeable Share Support Agreement, dated May 8, 2023.	S-3ASR	333-272281	4.2	May 30, 2023
4.4	Registration Rights Agreement, dated October 24, 2022, by and among the Company and the Purchasers.	8-K	001-40323	10.2	Oct. 25, 2022
4.5	Registration Agreement, dated May 16, 2023, by and among the Registrant, Valence Discovery, Inc., and certain shareholders of Valence Discovery, Inc.	S-3ASR	333-272281	4.3	May 30, 2023
4.6	Registration Agreement, dated May 25, 2023, by and among the Registrant, Recursion Canada Inc., and certain shareholders of Cyclica Inc.	8-K	001-40323	4.1	June 9, 2023
4.7	Registration Rights Agreement, dated July 11, 2023, by and among the Registrant and NVIDIA.	8-K	001-40323	10.2	July 12, 2023
4.8#	Global Access Commitments Agreement between the Registrant and the Bill & Melinda Gates Foundation.					X
5.1	Opinion of Wilson Sonsini Goodrich & Rosati, Professional Corporation.					X
10.1	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1/A	333-254576	10.1	April 15, 2021
10.2+	2016 Equity Incentive Plan, as amended, and forms of agreement thereunder.	S-1/A	333-254576	10.2	April 15, 2021
10.3+	2021 Equity Incentive Plan and forms of agreements thereunder.	10-K	001-40323	10.3	February 27, 2023
10.4+	2021 Employee Stock Purchase Plan and forms of agreements thereunder.	S-1/A	333-254576	10.4	April 15, 2021
10.5+	2024 Inducement Equity Incentive Plan and forms of agreement thereunder.	S-8	333-283347	4.6	November 20, 2024
10.6+	The Exscientia Unapproved Share Option Plan with RSU Sub-Plan.	S-8	333-283347	4.4	November 20, 2024

10.7+	Exscientia plc 2021 Equity Incentive Plan with Non-Employee Sub-Plan and CSOP Sub-Plan.	S-8	333-283347	4.5	November 20, 2024
10.8	Cyclica Inc. Second Amended and Restated Stock Option Plan.	S-8	333-272282	4.4	May 30, 2023
10.9	Valence Discovery Inc. Stock Option Plan dated April 17, 2018 as amended and restated on November 16, 2021.	S-8	333-272027	4.4	May 18, 2023
10.10+	Executive Incentive Compensation Plan.	S-1/A	333-254576	10.20	April 15, 2021
10.11+	CEO Change in Control and Severance Policy	S-1/A	333-254576	10.21	April 15, 2021
10.12+	Executive Change in Control and Severance Plan (for executives other than the CEO).	S-1/A	333-254576	10.10	April 15, 2021
10.13+	Outside Director Compensation Policy.	S-1/A	333-254576	10.11	April 15, 2021
10.14+	Confirmatory Employment Letter between the Registrant and Christopher Gibson, Ph.D.	S-1/A	333-254576	10.5	April 15, 2021
10.15+	Employment Offer Letter, dated July 1, 2024, between the Registrant and Dr. Najat Khan, Ph.D.	10-Q	001-40323	10.1	August 8, 2024
10.16+	Confirmatory Employment Letter between the Registrant and Ben Taylor.					X
10.17+	Confirmatory Employment Letter between the Registrant and Tina Marriott.	S-1/A	333-254576	10.7	April 15, 2021
10.18+	Transition Agreement between the Registrant and Tina Marriott.					X
10.19+	Confirmatory Employment Letter between the Registrant and Michael Secora.	S-1/A	333-254576	10.8	April 15, 2021
10.20+	Separation Agreement between the Registrant and Michael Secora.					X
10.21+	Employment Offer Letter, dated May 19, 2023, between the Registrant and Dr. David Mauro, M.D., Ph.D.	10-Q	001-40323	10.1	August 8, 2023
10.22+	Form of Exchange Agreement among the Registrant, Christopher Gibson, Ph.D., and entities affiliated with Dr. Gibson.	S-1/A	333-254576	10.22	April 15, 2021
10.23+	Form of Equity Exchange Right Agreement among the Registrant, Christopher Gibson, Ph.D., and entities affiliated with Dr. Gibson.	S-1/A	333-254576	10.23	April 15, 2021
10.24+	Advisory Agreement between the Registrant and Shafique Virani.	10-Q	001-40323	10.1	May 5, 2024
10.25+	Transition Agreement between the Registrant and Shafique Virani.	10-Q	001-40323	10.2	May 5, 2024
10.26	Office Lease by and between Vestar Gateway, LLC and Registrant, dated November 13, 2017, as amended through December 2022.	10-K	001-40323	10.8	February 27, 2023
10.27#^	Research Collaboration and Option Agreement by and between Bayer AG and the Registrant, dated August 28, 2020.	S-1/A	333-254576	10.14	April 15, 2021
10.28#^	Bayer Collaboration Expansion Agreement, dated December 1, 2021.	10-K	001-40323	10.11	March 23, 2022
10.29#^	Amended and Restated Research Collaboration and Option Agreement by and between Bayer AG and the Registrant, dated November 8, 2023.	10-K	001-40323	10.21	February 29, 2024
10.30#^	Amended and Restated License Agreement between the Registrant and University of Utah Research Foundation, dated February 9, 2016.	S-1/A	333-254576	10.15	April 15, 2021
10.31#^	Exclusive License Agreement between Ohio State Innovation Foundation and Registrant, dated December 21, 2018.	S-1/A	333-254576	10.16	April 15, 2021
10.32#^	License Agreement by and between Takeda Pharmaceutical Company Limited and Registrant, dated May 1, 2020.	S-1/A	333-254576	10.17	April 15, 2021
10.33#^	Roche Collaboration and License Agreement, dated December 5, 2021.	10-K	001-40323	10.25	March 23, 2022
10.34#^	Master Agreement between the Company and Tempus Labs, Inc dated November 3, 2023.	10-Q	001-40323	10.4	November 9, 2023

10.35#^	Research Collaboration and Licence Option Agreement, dated June 27, 2016, by and between Sanofi S.A. and Exscientia AI Limited (then named Exscientia Limited).					X
10.36#^	Research Collaboration Agreement, dated September 19, 2023, by and between Merck Healthcare KGAA and Exscientia AI Limited.					X
10.37^	Stock Purchase Agreement, dated October 24, 2022, by and among the Company and the Purchasers.	8-K	001-40323	10.1	Oct. 25, 2022
10.38^	Stock Purchase Agreement, dated July 11, 2023, by and among the Registrant and NVIDIA.	8-K	001-40323	10.1	July 12, 2023
10.39^	Sales Agreement dated February 28, 2025 by and between the Registrant and Citigroup Capital Markets Inc.					X
10.40	Form of Voting and Support Agreement.	8-K	001-40323	10.1	August 8, 2024
10.41	Form of Irrevocable Undertaking (Institutional).	8-K	001-40323	10.2	August 8, 2024
10.42	Form of Irrevocable Undertaking (Individual).	8-K	001-40323	10.3	August 8, 2024
10.43	Irrevocable Undertaking of Evotec SE dated August 28, 2024.	8-K	001-40323	10.1	August 28, 2024
19.1^	Recursion Pharmaceuticals, Inc. Insider Trading Policy.					X
21.1	List of Subsidiaries.					X
23.1	Consent of Ernst and Young					X
23.2	Consent of PricewaterhouseCoopers LLP					X
24.1	Power of Attorney (included on signature page to this Annual Report on Form 10-K)					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
97.1	Recursion Pharmaceuticals, Inc. Compensation Recovery Policy.	10-K	001-40323	97.1	February 29, 2024
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

+	Indicates a management contract or compensatory plan.
#	Portions of the exhibit, marked by brackets and asterisks [***], have been omitted because the omitted information is not material and (i) would likely cause competitive harm to the registrant if publicly disclosed or (ii) is information that the registrant treats as private or confidential.
^	Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.

*	The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Annual Report on Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.

Item 16. Form 10-K Summary.

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, Recursion Pharmaceuticals, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Salt Lake City, Utah, on February 28, 2025.

RECURSION PHARMACEUTICALS, INC.

By:	/s/ Christopher Gibson
Christopher Gibson
Chief Executive Officer

Power of Attorney

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Christopher Gibson and Ben Taylor his or her true and lawful attorney-in-fact and agent, with full power of substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

IN WITNESS WHEREOF, each of the undersigned has executed this Power of Attorney as of the date indicated opposite his/her name.

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Christopher Gibson Christopher Gibson	Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2025

/s/ Ben Taylor Ben Taylor	Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2025

/s/ Zachary Bogue Zachary Bogue	Director	February 28, 2025

/s/ Blake Borgeson Blake Borgeson	Director	February 28, 2025

/s/ Najat Khan Najat Khan	Director	February 28, 2025

/s/ Robert Hershberg Robert Hershberg	Chair of the Board	February 28, 2025

/s/ Zavain Dar Zavain Dar	Director	February 28, 2025

/s/ Dean Li Dean Li	Director	February 28, 2025

/s/ Franziska Michor Franziska Michor	Director	February 28, 2025