Form 10-Q
period 2025-03-31
RECURSION PHARMACEUTICALS, INC.
filed 2025-05-05
CIK 1601830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
or
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

As of April 30, 2025, there were 399,656,573 and 6,838,575 of the registrant’s Class A and B common stock outstanding, respectively.

i

Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking statements” about us and our industry within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “would,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this report may include without limitation those regarding:
•our research and development programs;
•the initiation, timing, progress, results, and cost of our current and future preclinical and clinical studies, including statements regarding the design of, and the timing of initiation and completion of, studies and related preparatory work, as well as the period during which the results of the studies will become available and key milestones will be met;
•our ability to use our combined assets from our recent business combination to create a fully integrated, technology-first drug discovery platform;
•the timing and likelihood of our ability to shift our wet-lab from a source of data generation to a model for validating data from AI-generated results;
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
•the size of the potential market opportunity for TechBio companies, including the expected impact of AI-enabled technologies;
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
•our ability to reduce the time or cost or increase the likelihood of success of our research and development relative to the traditional drug discovery paradigm, including the use of data sets from our partners to accelerate the development of our AI-enabled technologies;
•our ability to improve, and the rate of improvement in, our infrastructure, datasets, biology, technology tools, and drug discovery platform, and our ability to realize benefits from such improvements;
•our ability to effectively use machine learning and artificial intelligence in our drug development process;
•our ability to leverage our collaborations and partnerships to develop our products and grow our business;
•our expectations related to the performance and benefits of our BioHive-2 supercomputer, Recursion OS, and our digital chemistry platform;
•our ability to realize a return on our investment of resources and cash in our drug discovery collaborations;
•our ability to sell or license assets and re-invest proceeds into funding our long-term strategy;
•our ability to scale like a technology company and to add more programs to our pipeline each year;
•our ability to acquire and generate datasets to train and develop our AI-enabled technologies;
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
•our competitive position and the success of competing approaches that are or may become available, including with respect to our AI-enabled technologies;
•our estimates of the number of patients that we will enroll in our clinical trials and the timing of their enrollment;
ii

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
•our ability to keep pace with new technological developments, including with respect to AI;
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
•our ability to achieve net-zero greenhouse gas emissions across our operations;
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
•our ability to maintain effective internal control over financial reporting and disclosure controls and procedures, including our ability to remediate the material weakness in internal control over financial reporting;
•our anticipated use of our existing resources and the net proceeds from our public offerings; and
•other risks and uncertainties, including those listed in the section titled “Risk Factors.”

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
iii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Recursion Pharmaceuticals, Inc.
Condensed Consolidated Balance Sheets (unaudited)
(in thousands, except share and per share amounts)

	March 31,	December 31,
	2025	2024
Assets
Current assets
Cash and cash equivalents	$500,453	$594,350
Restricted cash	3,075	3,045
Other receivables	46,124	49,166
Prepaid data assets	2,470	29,601
Other current assets	32,023	38,107
Total current assets	584,145	714,269

Restricted cash, non-current	5,629	5,629
Property and equipment, net	126,834	141,063
Operating lease right-of-use assets	53,186	65,877
Financing lease right-of-use assets	24,757	26,273
Intangible assets, net	335,790	335,855
Goodwill	158,112	148,873
Deferred tax assets	2,003	1,934
Other assets, non-current	14,778	8,825
Total assets	$1,305,234	$1,448,598

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$25,086	$21,613
Accrued expenses and other liabilities	56,804	81,872
Unearned revenue	39,651	61,767
Operating lease liabilities	11,853	13,795
Notes payable and financing lease liabilities	8,587	8,425
Total current liabilities	141,981	187,472

Unearned revenue, non-current	129,609	118,765
Operating lease liabilities, non-current	56,024	67,250
Notes payable and financing lease liabilities, non-current	16,446	19,022
Deferred tax liabilities	22,437	16,575
Other liabilities, non-current	4,790	4,732
Total liabilities	371,287	413,816

Commitments and contingencies (Note 7)

Stockholders’ equity
Common stock, $0.00001 par value; 2,000,000,000 shares (Class A 1,989,032,117 and Class B 10,967,883) authorized as of March 31, 2025 and December 31, 2024; 406,410,733 shares (Class A 399,150,820, Class B 6,838,575 and Exchangeable 421,338) and 396,802,394 shares (Class A 389,547,223, Class B 6,958,575 and Exchangeable 296,596) issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	4	4
Additional paid-in capital	2,553,492	2,473,698
Accumulated deficit	(1,633,694)	(1,431,283)
Accumulated other comprehensive income (loss)	14,145	(7,637)
Total stockholders’ equity	933,947	1,034,782

Total liabilities and stockholders’ equity	$1,305,234	$1,448,598

See the accompanying notes to these condensed consolidated financial statements.

Recursion Pharmaceuticals, Inc.
Condensed Consolidated Statements of Operations (unaudited)
(in thousands, except share and per share amounts)

	Three months ended March 31,
	2025	2024
Revenue
Operating revenue	$14,818	$13,491
Grant revenue	(73)	303
Total revenue	14,745	13,794

Operating costs and expenses
Cost of revenue	21,829	11,166
Research and development	129,634	67,560
General and administrative	54,650	31,408
Total operating costs and expenses	206,113	110,134

Loss from operations	(191,368)	(96,340)
Other income (loss), net	(11,277)	4,188
Loss before income tax benefit	(202,645)	(92,152)
Income tax benefit	158	779
Net loss	$(202,487)	$(91,373)

Per share data
Net loss per share of Class A, B and Exchangeable common stock, basic and diluted	$(0.50)	$(0.39)
Weighted-average shares (Class A, B and Exchangeable) outstanding, basic and diluted	402,771,972	236,019,349

See the accompanying notes to these condensed consolidated financial statements.

Recursion Pharmaceuticals, Inc.
Condensed Consolidated Statements of Comprehensive Loss (unaudited)
(in thousands)

	Three months ended
	March 31,
	2025	2024
Net loss	$(202,487)	$(91,373)

Other comprehensive gain:
Currency translation adjustments	21,782	—
Other comprehensive income	21,782	—
Comprehensive loss	$(180,705)	$(91,373)

See the accompanying notes to these condensed consolidated financial statements

Recursion Pharmaceuticals, Inc.
Condensed Consolidated Statements of Stockholders’ Equity (unaudited)
(in thousands, except share amounts)

	Common Stock		Additional Paid-in-Capital	Accumulated Deficit	Accumulated other comprehensive income (loss)	Stockholders’ Equity
	(Class A, B and Exchangeable)
	Shares	Amount
Balance as of December 31, 2024	396,802,394	$4	$2,473,698	$(1,431,283)	$(7,637)	$1,034,782
Net loss	—	—	—	(202,487)	—	(202,487)
Other comprehensive income	—	—	—	—	21,782	21,782
Stock option exercises and other	4,108,659	—	2,712	76	—	2,788
Stock-based compensation	—	—	36,058	—	—	36,058
Common stock sales issuances, net of issuance costs	5,499,680	—	41,024	—	—	41,024
Balance as of March 31, 2025	406,410,733	$4	$2,553,492	$(1,633,694)	$14,145	$933,947

	Common Stock		Additional Paid-in-Capital	Accumulated Deficit	Accumulated other comprehensive income (loss)	Stockholders’ Equity
	(Class A, B and Exchangeable)
	Shares	Amount
Balance as of December 31, 2023	234,270,384	$2	$1,431,056	$(967,622)	$—	$463,436
Net loss	—	—	—	(91,373)	—	(91,373)
Stock option exercises and other	2,317,083	—	2,088	—	—	2,088
Stock-based compensation	—	—	16,127	—	—	16,127
Common stock sales issuances, net of issuance costs	921,215	—	10,873	—	—	10,873
Balance as of March 31, 2024	237,508,682	$2	$1,460,144	$(1,058,995)	$—	$401,151

See the accompanying notes to these condensed consolidated financial statements.

Recursion Pharmaceuticals, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Three months ended March 31,
	2025	2024
Cash flows from operating activities
Net loss	$(202,487)	$(91,373)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	19,331	7,377
Stock-based compensation	36,058	16,127
Asset impairment	5,956	108
Lease expense	6,130	2,472
Loss on disposal of a business	4,502	—
Other, net	4,405	(560)
Changes in operating assets and liabilities:
Other receivables and assets	4,839	(1,040)
Prepaid data assets	27,131	—
Unearned revenue	(9,762)	(13,655)
Accounts payable	3,692	1,168
Accrued development expense	599	(273)
Accrued expenses and other current liabilities	(26,591)	(18,857)
Lease liabilities	(5,760)	(3,794)
Net cash used in operating activities	(131,957)	(102,300)

Cash flows from investing activities
Purchases of property and equipment	(1,832)	(6,653)
Decrease in cash related to disposal of a business	(4,438)	—
Purchases of investments	(1,000)	—
Net cash used in investing activities	(7,270)	(6,653)

Cash flows from financing activities
Proceeds from issuance of common shares, net of issuance costs	41,024	10,873
Proceeds from equity incentive plans	1,550	3,050
Repayment of long-term debt and finance lease liabilities	(2,047)	(26)
Net cash provided by financing activities	40,527	13,897

Effect of exchange rate changes on cash, cash equivalents and restricted cash	4,833	(219)

Net change in cash, cash equivalents and restricted cash	(93,867)	(95,275)
Cash, cash equivalents and restricted cash, beginning of period	603,024	401,425
Cash, cash equivalents and restricted cash, end of period	$509,157	$306,150

Supplemental schedule of non-cash investing and financing activities
Accrued property and equipment	$1,146	$80
Purchase of an equity investment	$4,438	$—

See the accompanying notes to these condensed consolidated financial statements.

Recursion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1.    Description of the Business

Recursion Pharmaceutical, Inc. (“Recursion” or the “Company”) is a clinical stage TechBio company decoding biology and chemistry to industrialize drug discovery. The Recursion Operating System (OS), a platform built across diverse technologies, enables the Company to map and navigate trillions of biological and chemical relationships within the Recursion Data Universe, one of the world’s largest proprietary biological and chemical datasets. The Company integrates physical and digital components as iterative loops of atoms and bits scaling wet lab biology and chemistry data organized into virtuous cycles with computational tools to rapidly translate in silico hypotheses into validated insights and novel chemistry.

As of March 31, 2025, the Company had an accumulated deficit of $1.6 billion. The Company expects to incur substantial operating losses in future periods and will require additional capital to advance its drug candidates. The Company does not expect to generate significant revenue until the Company successfully completes significant drug development milestones or in collaboration with third parties, which the Company expects will take a number of years. In order to commercialize its drug candidates, the Company or its partners need to complete clinical development and comply with comprehensive regulatory requirements. The Company is subject to a number of risks and uncertainties similar to those of other companies of the same size within the biotechnology industry, such as the uncertainty of clinical trial outcomes, uncertainty of additional funding and a history of operating losses.

The Company has funded its operations to date primarily through the issuance of Class A common stock (see Note 8, “Common Stock” for additional details). Additionally, the Company has received payments from its strategic partnerships (see Note 9, “Collaborative Development Contracts” for additional details). Recursion will likely be required to raise additional capital. As of March 31, 2025, the Company did not have any unconditional outstanding commitments for additional funding. If the Company is unable to access additional funds when needed, it may not be able to continue the development of its products or the Company could be required to delay, scale back or abandon some or all of its development programs and other operations. The Company’s ability to access capital when needed is not assured and, if not achieved on a timely basis, could materially harm its business, financial condition and results of operations.

Recursion believes that the Company’s existing cash and cash equivalents will be sufficient to fund the Company’s operating expenses and capital expenditures for at least the next 12 months.

Note 2. Basis of Presentation

Basis of Presentation

The unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC). Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP) have been condensed or omitted. These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes for the year ended December 31, 2024.

It is management’s opinion that these condensed consolidated financial statements include all normal and recurring adjustments necessary for a fair statement of the financial position, results of operations and cash flows for the periods presented. Revenue and net loss for any interim period are not necessarily indicative of future or annual results.

Recent Accounting Pronouncements

Recent Accounting Pronouncements Not Yet Adopted

In November 2024, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2024-03, Disaggregation of Income Statement Expenses (Topic 220). The standard requires new disclosures in the notes to the financial statements about certain caption expenses presented on the face of the Income Statement including information on: purchases of inventory; employee compensation; depreciation and intangible asset amortization. Recursion must also disclose a qualitative description of the amounts remaining in expense captions that are not separately disaggregated. This standard will be effective for Recursion starting the annual period ending December 31, 2027 and for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The amendments can be applied on a prospective or retrospective basis. Recursion is currently assessing the impact of adopting this guidance on its consolidated financial statements.

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

Note 3.    Supplemental Financial Information

Tempus agreement

In November 2023, Recursion entered into a five-year agreement (the Tempus Agreement) with Tempus Labs, Inc. (“Tempus”) to purchase access to their records of patient-centric multimodal oncology data and use rights for therapeutic development purposes. This data will be used to improve the training of Recursion’s artificial intelligence and machine learning models and is expected to accelerate Recursion’s drug discovery process. Recursion is making annual payments, ranging between $22.0 million and $42.0 million, up to $160.0 million in aggregate, to Tempus in cash or equity at the Company’s option. The equity value is determined by using the seven-trading day period dollar volume-weighted average price (VWAP) for Recursion Class A common stock ending on the day immediately preceding the date that is five business days prior to the payment date.

Recursion is expensing the record purchases based on a contractually agreed price as “Research and Development” expenses in the Condensed Consolidated Statements of Operations as the records are downloaded. To the extent that the Recursion payments to Tempus are greater than or less than the records purchased amount, Recursion records the applicable amount to “Other Current Assets” or “Accrued Expenses and Other Liabilities” on the Condensed Consolidated Balance Sheet, respectively. The balance decreased from December 31, 2024 by $27.1 million due to records purchased by the Company. The purchase was recorded in “Research and Development” in the Condensed Consolidated Statement of Operations.

Accrued Expenses and Other Liabilities

	March 31,	December 31,
(in thousands)	2025	2024
Accrued compensation	$22,459	$50,853
Accrued development expenses	7,669	5,812
Accrued early discovery expenses	5,828	3,095
Accrued professional fees	2,856	787
Materials received not invoiced	1,628	1,590
Accrued license fees	5,158	3,000
Accrued other expenses	11,206	16,735
Accrued expense and other liabilities	$56,804	$81,872

Interest Income, Net

	Three months ended March 31,
(in thousands)	2025	2024
Interest income	$5,558	$4,048
Interest expense	(508)	(20)
Interest income, net	$5,050	$4,028

For the three months ended March 31, 2025 and 2024, interest income primarily related to earnings on cash and cash equivalents in money market funds. Interest expense primarily related to the Company’s supercomputer financing lease. Interest income, net was included in “Other income (loss), net” on the Condensed Consolidated Statements of Operations.

Note 4. Acquisitions

Exscientia plc

In November 2024, Recursion acquired all of the outstanding equity interests of Exscientia plc (“Exscientia”), a United Kingdom based public company that was registered on the Nasdaq Global Select Market. Exscientia is a drug design company utilizing its artificial intelligence platform to efficiently design and develop differentiated medicines for diseases with high unmet patient needs. Their focus is on utilizing their platform to develop best in class molecules with improvements to known or likely points of failure to improve the probability of developmental success. The Company believes the combination of the Recursion and Exscientia platforms and pipelines will position it to be a leader of the AI-enabled drug discovery and development space.

The acquisition of Exscientia was accounted for as a business combination using the acquisition method of accounting. The consideration transferred of approximately $630.1 million consisted of $616.9 million in Recursion Class A shares and $13.2 million related to the portion of Exscientia share based awards that were replaced with Recursion share based awards that is attributable to pre-combination service. Approximately 102.1 million Recursion Class A shares were issued in exchange for Exscientia ordinary shares using a fixed exchange ratio of one Exscientia ordinary share converts to 0.7729 Recursion Class A shares (the “Exchange Ratio”). In addition, Recursion replaced all outstanding Exscientia share based awards with Recursion share based awards wherein the vesting schedule and other applicable terms were carried over except for the exercise price of share options which were adjusted using the 0.7729 exchange ratio. This included Exscientia’s stock options and restricted stock units. Recursion used $6.04, the Company’s share price on November 20, 2024 to calculate the consideration transferred. See Note 10, “Stock-Based Compensation” for additional information on the Exscientia share based awards.

In the three months ended March 31, 2025, Recursion updated the deferred tax liabilities from the acquisition, which were incomplete as of December 31, 2024. As a result, Recursion adjusted the provisional deferred tax liabilities to reflect the additional information obtained about the facts and circumstances that existed as of the acquisition date. As a result, deferred tax liabilities and goodwill increased by $6.0 million.

The following table summarizes the fair value of assets acquired and liabilities assumed as of the acquisition date:

(in thousands)
Cash and cash equivalents	$277,104
Other receivables	48,408
Other current assets	12,843
Property and equipment, net	61,961
Operating lease right-of-use assets	20,271
Intangible assets, technology	182,000
Intangible assets, indefinite-lived	129,000

Deferred tax assets	1,934
Other assets, non-current	930
Accounts payable and accrued liabilities	(40,780)
Lease liabilities	(21,679)
Deferred revenue	(120,905)
Deferred tax liability	(23,077)
Other liabilities	(1,572)
Total identifiable net assets	526,438
Goodwill	103,686
Total assets acquired and liabilities assumed	$630,124

Acquired contract liabilities in the scope of ASC 606 are an exception to the ASC 805 fair value measurement principle and were measured as if Recursion had originated the acquired contract. Two acquired customer contracts had contract liabilities and for each contract Recursion reassessed the identification of performance obligations, determination of transaction price, allocation of transaction price and measure of progress for each performance obligation as if Recursion has been party to the original contract and recognized the resulting contract liability as a liability assumed. No contract assets in the scope of ASC 606 were acquired.

The intangible assets of Exscientia consist of the Exscientia artificial intelligence platform and four clinical stage oncology in process research and development (IPR&D) assets. The operating system is a critical tool used for both designing molecules for fulfilling collaboration agreements and Exscientia’s own research and development projects. The fair value of each intangible asset was valued based on the present value of future discounted cash flows prepared under the multi-period excess earnings method with the significant inputs being the estimates of future revenues, future expenses, the discount rate of 10.5% and probabilities of technological and regulatory success. The platform asset is being amortized on a straight line basis over a six year useful life. The IPR&D assets have been assigned an indefinite useful life and will be tested for impairment prospectively and, if regulatory approval is achieved, will be assigned a useful life and amortization will commence.

Goodwill was calculated based on the excess of the consideration transferred over net assets acquired. The goodwill recognized represents the assembled workforce, future research and development projects enabled by the platform that do not yet have sufficient substance to meet the definition of in-process research and development assets and expected synergies such as the integration of Recursion and Exscientia platforms. The goodwill is not deductible for tax purposes.

Recursion’s consolidated statement of operations for the three months ended March 31, 2025 includes $5.3 million of revenue and $36.8 million of operating loss from Exscientia operations. As the business combination occurred in November 2024, Recursion is still finalizing the allocation of the purchase price to assets acquired and liabilities assumed. The preliminary purchase price allocation reflected in the March 31, 2025 balance sheet is based on the current best estimate of management and subject to change. The Company will finalize the amounts recognized as the information necessary to complete the analysis is obtained and management estimates are further refined. The primary areas subject to finalization are the valuation of intangible assets, right-of-use assets, property and equipment and the valuation of tax assets and liabilities. The Company expects to finalize the purchase price allocation soon but will do so no later than one year from the acquisition date. External specialists have been engaged to assist with certain elements of applying the acquisition method of accounting.

Pro forma financial information

The following pro forma summary presents consolidated revenue and earnings of Recursion as if the Exscientia business combination had occurred on January 1, 2023.

Three months ended March 31, 2024
(in thousands)
Revenue	$22,044
Operating loss	$(126,145)

The pro forma amounts have been calculated after converting the Exscientia financial information to U.S. GAAP, applying Recursion accounting policies and applying the acquisition method of accounting at January 1, 2023. The pro forma financial information is not necessarily indicative of what the consolidated results of operations would have been had the acquisition been completed on January 1, 2023. In addition, the pro forma financial information is not a projection of the future results of operations of the combined company nor does it reflect the expected realization of any cost savings or synergies associated with the acquisition.

Sale of Exscientia GmbH

In March 2025, Recursion completed the sale of its Austrian operations (Exscientia GmbH) to a newly formed company, Alpha Biotechnology GmbH (Alpha). As part of the sale, Recursion obtained a 49% equity interest in Alpha. Recursion entered into this transaction as part of focusing its efforts and moderating spend. Alpha is a company leveraging a patient-tissue platform for the development of precision therapeutics for the treatment of hematological and solid cancers. For the three months ended March 31, 2025, Recursion recorded a loss on the disposal of Exscientia GmbH of $4.5 million, which was classified as “Other income (loss), net” on the Condensed Consolidated Statement of Operations. Recursion also recorded a $4.4 million investment on the Condensed Consolidated Balance Sheet within “Other assets, non-current” related to its 49% equity interest in Alpha, which was determined to be an equity method investment.

Note 5.    Leases

The Company has entered into various long-term real estate operating leases primarily related to office, research and development and operating activities and an equipment financing lease related to the supercomputer. The Company’s leases have remaining terms from under one year to eight years and some of those leases include options that provide Recursion with the ability to extend the lease term, generally for five years. The options are included in the lease term when it is reasonably certain that the option will be exercised.

For the three months ended March 31, 2025, Recursion entered into lease modifications and termination resulting in a decrease to the right-of-use asset and lease liability of $10.1 million. This impact included the lease surrender of the Vienna facilities of Exscientia GmbH in March, which resulted in a $5.2 million reduction to both the right-of-use asset and lease liability. In connection with this surrender, the Company also incurred a lease termination fee of $5.2 million, which was classified as “Other income (loss), net” on the Condensed Consolidated Statement of Operations. Additionally, the Company entered into a lease modification related to the Schrodinger leases to decrease the lease terms, which now ends during the second quarter of 2025. This resulted in a decrease to both the right-of-use asset and lease liability by $4.9 million. As a part of the lease modifications and termination, Recursion recorded leasehold impairments of $6.0 million.

For the three months ended March 31, 2024 Recursion entered into lease modifications resulting in a decrease to the right-of-use asset and lease liability of $3.1 million. The modifications had no impact to the Condensed Consolidated Statements of Operations.

Supplemental cash flow information related to leases were:

	Three months ended March 31,
(in thousands)	2025	2024
Cash paid for amount included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,265	$3,955
Operating cash flows from financing leases	495	—
Financing cash flows from financing leases	2,019	—

Right-of-use assets modifications and termination:
Operating leases	$(10,084)	$(3,115)
Financing leases	—	—

Note 6.    Goodwill and Intangible Assets

Goodwill

The following table summarizes the changes in the carrying amount of goodwill:

(in thousands)
Balance as of December 31, 2024	$148,873
Additions	5,947
Foreign currency translation adjustments	3,292
Balance as of March 31, 2025	$158,112

No goodwill impairment was recorded during the three months ended March 31, 2025 and 2024.

Intangible Assets, Net

The following table summarizes intangible assets:

	March 31, 2025			December 31, 2024
(in thousands)	Gross carrying amount	Accumulated Amortization	Net carrying amount	Gross carrying amount	Accumulated Amortization	Net carrying amount
Definite-lived technology intangible assets	$230,115	$(35,647)	$194,468	$224,362	$(24,544)	$199,818
Definite-lived licensed intangible assets	11,508	(2,925)	8,583	9,350	(2,088)	7,262
Indefinite-lived intangible assets	132,739	—	132,739	128,775	—	128,775
Total intangible assets	$374,362	$(38,572)	$335,790	$362,487	$(26,632)	$335,855

Amortization expense was $11.7 million and $3.4 million during the three months ended March 31, 2025 and 2024 respectively. Amortization expense was included in “Research and Development” and “Cost of Revenue” in the Condensed Consolidated Statements of Operations. No indefinite-lived intangible asset impairment charges were recorded during the three months ended March 31, 2025 and 2024.

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

Indemnification

The Company has agreed to indemnify its officers and directors for certain events or occurrences, while the officer or director is or was serving at the Company’s request in such capacity. The Company purchases directors and officers liability insurance coverage that provides for reimbursement to the Company for covered obligations and this is intended to limit the Company’s exposure and enable it to recover a portion of any amount it pays under its indemnification obligations. The Company had no liabilities recorded for these agreements as of March 31, 2025 and December 31, 2024, as no amounts were probable.

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

In April 2024, a putative class action complaint was filed in the U.S. District Court for the District of New Jersey against Exscientia plc, Andrew Hopkins, Ben R. Taylor and David Nicholson (Campanile v. Exscientia plc, Case No. 1:24-cv-05692). In June 2024, a separate complaint was filed against the same defendants in the U.S. District Court for the District of New Jersey (Case 1:24-cv-07181). Both complaints allege that the defendants violated federal securities laws by, among other things, making materially false and misleading statements regarding Exscientia’s business, operations, and prospects. The complaints seek unspecified compensatory damages, as well as an award of reasonable attorneys’ fees and other costs, on behalf of persons and/or entities which purchased Exscientia securities between March 2022 and February 2024. The cases were consolidated and plaintiffs filed an amended complaint on November 11, 2024 against Exscientia plc, Andrew Hopkins, and David Nicholson, and the Company moved to dismiss on January 21, 2025. That motion remains pending. As of March 31, 2025, the Company had no liability recorded for these events as an unfavorable outcome was not probable.

In February 2021, the Company entered into a lease agreement for laboratory and office space (the Industry Lease) with Industry Office SLC, LLC (the landlord). In March 2023, the Company sent a letter to the landlord detailing numerous construction delays and irregularities, deficiencies and deviations from applicable structural drawings and/or non-conforming conditions with applicable building codes. On June 23, 2023, the landlord filed a lawsuit against the Company (Industry Office SLC, LLC v. Recursion Pharmaceuticals, Inc., Case No. 230904627) amended in October 2023, in the Third District Court for Salt Lake County, State of Utah (the Court), alleging anticipatory repudiation, breach of contract and breach of the implied covenant of good faith and fair dealing and seeks monetary damages and attorney’s fees. As of March 31, 2025, the Company had no liability recorded for these events as an unfavorable outcome was not probable.

In connection with the Industry Lease, in September 2023, the Company filed claims in the Court against the landlord alleging, among other things, breach of contract and fraudulent misrepresentation (the Counterclaims). In October 2023, the landlord filed an answer and denied the Company’s allegations asserted in the Counterclaims. The Company and the landlord are currently engaged in discovery. The Company is unable to estimate the possible amount or range of damages associated with the Counterclaims.

Pledged Assets

As of March 31, 2025, assets pledged as collateral against finance leases totaled $22.6 million. Assets pledged as collateral are Lab Equipment reported in “Property and Equipment, net” on the Condensed Consolidated Balance Sheet. As of March 31, 2025, the liabilities associated with collateral pledged were solely comprised of a finance lease and had a carrying value of $24.6 million. The collateral pledged under the lease agreement may only be operated by the Company within the continental United States and must maintain a good title. The assets cannot be sold, disposed of or repledged by the Company.

Note 8. Common Stock

Each share of Class A common stock entitles the holder to one vote per share and each share of Class B common stock entitles the holder to 10 votes per share on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the Company’s Board of Directors. As of March 31, 2025 and December 31, 2024, no dividends had been declared.

At-The-Market Offering (Jefferies)

In August 2023, the Company entered into an Open Market Sales Agreement (the “Jefferies Sales Agreement”) with Jefferies LLC ( “Jefferies”), to provide for the offering, issuance and sale of up to an aggregate amount of $300.0 million of its Class A common stock from time to time in “at-the-market” (ATM) offerings. In February 2025, the Company terminated the Jefferies Sales Agreement. In total, the Company sold 26.8 million shares and received net proceeds of $199.1 million under the agreement through its termination. Of the total sales and net proceeds, the Company sold 4.9 million shares and received net proceeds of $36.9 million under the agreement in the three months ended March 31, 2025 prior to its termination. The Company paid Jefferies a commission of up to 3% of the aggregate gross proceeds received from all sales of Class A common stock. The Jefferies ATM Offering was made under a prospectus supplement dated August 8, 2023 and related prospectus filed with the Securities and Exchange Commission pursuant to the Company’s automatically effective shelf registration statement on Form S-3ASR (Registration No. 333-264845).

At-The-Market Offering (Citi)

In February 2025, following the termination of the Jefferies Sales Agreement, the Company entered into a Sales Agreement (the Citi Sales Agreement) with Citigroup Capital Markets Inc. (Citi) to provide for the offering, issuance and sale of up to an aggregate amount of 500.0 million of its Class A common stock from time to time in “at-the-market” offerings (the Citi ATM Offering). As of March 31, 2025, an amount of $495.9 million remained available for future sales under the Sales Agreement. For the three months ended March 31, 2025, the Company has sold 0.6 million shares and received net proceeds of $4.1 million under the agreement. Recursion is not required to sell additional shares under the Citi Sales Agreement. The Company pays the Citi Sales Agent a commission of up to 3% of the aggregate gross proceeds received from all sales of Class A common stock less certain agreed credits and reimbursements. The Citi Sales Agreement continues until the earlier of selling all shares available under the Citi Sales Agreement or terminated by written notice from either of the parties. The Citi ATM Offering is being made under a prospectus supplement dated February 28, 2025 and related prospectus filed with the Securities and Exchange Commission pursuant to the Company’s automatically effective shelf registration statement on Form S-3 (Registration No. 333-284878).

Public Offering of Common Stock

In June 2024, the Company closed its public offering of Class A common stock and issued 35.4 million shares at a price of $6.50 per share for net proceeds of approximately $216.4 million, after deducting transaction costs of $13.6 million. In connection with the public offering of Class A common stock, the Company entered into an underwriting agreement for the offering and sale of 30.8 million shares. The Company also granted the Underwriters a 30 day option from the date of the underwriting agreement to purchase up to an additional 4.6 million shares of Class A Common Stock, which was exercised in full. The public offering was made pursuant to the Company's effective registration statement on Form S-3 (File No. 333-264845) and a related prospectus supplement and accompanying prospectus dated June 26, 2024.

Valence Acquisition Exchangeable Shares

In May 2023, in connection with the acquisition of Valence, the Company entered into an agreement to issue up to 5.9 million shares of Class A common stock (the “Exchangeable Shares”), that may be issued upon exchange, retraction or redemption of exchangeable shares of a subsidiary of Recursion. Each exchangeable share of the subsidiary of Recursion entitles the holder to exchange those shares on a one-for-one basis for Recursion’s Class A common stock. The shares are entitled to receive dividends economically equivalent to dividends declared by Recursion, are non-voting and are subject to customary adjustments for stock splits or other reorganizations. In addition, the Company may require all outstanding exchangeable shares to be exchanged into an equal number of Class A common stock upon the occurrence of certain events and at any time following the seventh anniversary of the closing of the Valence acquisition. The exchangeable shares are substantially the economic equivalent of the Class A shares and classified as common stock within the Company’s stockholders’ equity. The Company’s calculation of weighted-average shares outstanding includes the exchangeable shares. As of March 31, 2025, 4.9 million Exchangeable shares have been redeemed for Class A shares.

Registration Rights Agreements

Tempus agreement
In November 2023, in connection with the Tempus Agreement, the Company agreed to prepare and file a registration statement (or a prospectus supplement to an effective registration statement on Form S-3ASR that will become automatically effective upon filing with the SEC pursuant to Rule 462(e)) with the SEC, for resale of the shares of Class A common stock issued or issuable under the Tempus Agreement. A prospectus supplement to a registration statement (File No. 333-264845) was subsequently filed in December 2023 to register shares issued to Tempus for the initial license fee under the Tempus Agreement for resale. In December 2024, a prospectus supplement to a registration statement (File No. 333-264845) was filed to register shares issued to Tempus in payment for the 2024 annual fee.

After registration of any shares issued to Tempus under the Tempus Agreement, the Company has agreed to use commercially reasonable efforts to keep such registration statement effective until such date that all shares issued to Tempus covered by such registration statement have been sold or are able to be publicly sold by relying on Rule 144 of the Securities Act without registration.

NVIDIA Private Placement
In July 2023, in connection with the 2023 Private Placement with NVIDIA, the Company entered into a Registration Rights Agreement providing for the registration for resale of the shares of Class A common stock issued in such transaction. A prospectus supplement to a registration statement (File No. 333-264845) was subsequently filed in August 2023 to register the resale of the shares of Class A common stock issued to NVIDIA. The Company has agreed to use commercially reasonable efforts to keep the registration statement continuously effective until such date that all registrable securities under the agreement have been sold. In the event the holders cannot sell their shares due to certain circumstances causing the registration statement to be ineffective, the Company must pay each holder of shares outstanding on the date and each month thereafter 1% of the aggregate purchase price with the maximum payable amount of 5% of the aggregate purchase price. As of March 31, 2025, there was no accrued liability related to this agreement, as it was not probable that payment would be required.

Acquisitions
In November 2024, in connection with the acquisition of Exscientia, the Company filed a Registration Statement on Form S-8 (File No. 333-283347) to register the shares of Class A common stock issuable upon exercise or settlement, as applicable, of Recursion stock options and RSUs issued under the assumed Exscientia plans and the Inducement awards. The Company has agreed to use commercially reasonable efforts to maintain the effectiveness of such registration statement as long as such Recursion stock options and RSUs issued under the assumed Exscientia plans remain outstanding.

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

2022 Private Placement
In October 2022, in connection with the 2022 Private Placement, the Company entered into a Registration Rights Agreement providing for the registration for resale of the shares of Class A common stock issued in such transaction. A prospectus supplement to a registration statement (File No. 333-264845) was subsequently filed in October 2022 to register the resale of the shares of Class A common stock by the Purchasers. The agreement must remain effective until registrable securities covered by the agreement have been publicly sold by the holders or all shares cease to be registrable securities. In the event the holders cannot sell their shares due to certain circumstances causing the agreement to be ineffective, the Company must pay each holder of shares outstanding on the date and each month thereafter 1.0% of the aggregate purchase price paid by the holder without limit until the agreement is cured. As of March 31, 2025, there was no accrued liability related to this agreement, as it was not probable that a payment would be required.

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

All Class B common stock is held by Christopher Gibson, Ph.D., the Company’s Chief Executive Officer (CEO), or his affiliates. As of March 31, 2025, Dr. Gibson and his affiliates held outstanding shares of Class B common stock representing approximately 15% of the voting power of the Company’s outstanding shares. This voting power may increase over time as Dr. Gibson vests in and exercises equity awards outstanding. If all the exchangeable equity awards held by Dr. Gibson had been fully vested, exercised and exchanged for shares of Class B common stock as of March 31, 2025, Dr. Gibson and his affiliates would hold approximately 15% of the voting power of the Company’s outstanding shares. As a result, Dr. Gibson will be able to significantly influence any action requiring the approval of Recursion stockholders, including the election of the Board of Directors; the adoption of amendments to the Company’s certificate of incorporation and bylaws; and the approval of any merger, consolidation, sale of all or substantially all of the Company’s assets, or other major corporate transaction.

Note 9. Collaborative Development Contracts

Sanofi

Description
In January 2022, the Company and Sanofi entered into a collaboration agreement to develop an AI-driven pipeline of precision-engineered medicines. The research is focused on up to 15 novel small molecule candidates across oncology and immunology and utilizes the Company’s AI platform. The Company is leading small molecule drug design and lead optimization activities with Sanofi assuming responsibility for preclinical and clinical development, manufacturing and commercialization.

Pricing
The Company received a $100.0 million non-refundable upfront payment. The Company has also received multiple milestone payments related to this agreement of approximately $23.0 million. These related to the advancement of several of the discovery programs within the collaboration and the addition of an existing Company program into the collaboration. Recursion is eligible for additional milestone payments based on performance progress of the collaboration and tiered royalties ranging from high-single-digits to mid-teens. Recursion could earn a maximum of $555.0 million from all research milestones and $1.8 billion from all development and regulatory milestones.

Accounting
In November 2024, Recursion acquired Exscientia as part of an acquisition. See Note 4, “Acquisitions” for additional information. As such, the initial Recursion accounting analysis for this transaction was done as of the business combination date as if Recursion had originated the contract. This agreement represents a transaction with a customer and therefore is accounted for in accordance with ASC 606. Recursion has determined that it has at least eight performance obligations related to the small molecule projects. These performance obligations are for performing research and development services for Sanofi to design small molecules and perform lead optimization activities. The performance obligations also include potential licenses related to the intellectual property. The Company concluded that licenses within the contract are not distinct from the research and development services as they are interrelated due to the fact that the research and development services significantly impact the potential licenses. Any additional services are considered customer options and will be considered as separate contracts for accounting purposes.

The Company has determined the transaction price to be $141.1 million, for the initial performance obligations, comprised of the upfront payment, several milestones that have been achieved and estimated additional target exercises. Recursion will fully constrain the amounts of remaining variable consideration to be received from potential milestones considering the stage of development and the risks associated with the remaining development required to achieve each milestone. Recursion will re-evaluate the transaction price each reporting period.

The transaction price was generally allocated to the performance obligations based on the estimated relative stand-alone selling price of each performance obligation as determined using an expected cost plus margin approach. The milestone fees were allocated to related performance obligation as the terms of the variable consideration related specifically to Recursion’s efforts to satisfy the related performance obligation. The Company recognizes revenue over time based on costs incurred relative to total expected costs to perform the research and development services. Recursion determined that this method provides a faithful depiction of the transfer of control to the customer. This method of recognizing revenue requires the Company to make estimates of total costs to provide the services required under the performance obligations. Significant inputs used to determine the total costs included the number of projects to be performed, the number of substitutions related to those projects, length of time required, service hours performed by Company employees and materials costs. A significant change in these estimates could have a material effect on the timing and amount of revenue recognized in future periods. Recursion is unable to estimate the completion date of the performance obligations due to the current stage of work.

Merck KGaA (Merck)

Description
In September 2023, the Company and Merck entered into a collaboration agreement to discover novel small molecule drug candidates across oncology, neuroinflammation and immunology. The collaboration utilizes the Company’s AI platform and the Company is performing drug design and discovery while Merck will be assuming responsibility for the preclinical and clinical development.

Pricing
The Company received a $20.1 million non-refundable upfront payment. Recursion is eligible for additional milestone payments based on performance progress of the collaboration and tiered royalties from the mid-single-digits to low-double-digits. The Company could earn a maximum of $73.0 million for discovery, development and sales milestones per product.

Accounting
In November 2024, Recursion acquired Exscientia as part of an acquisition. See Note 4, “Acquisitions” for additional information. As such, the initial Recursion accounting analysis for this transaction was done as of the business combination date as if Recursion had originated the contract. This agreement represents a transaction with a customer and therefore is accounted for in accordance with ASC 606. Recursion has determined that it has three performance obligations related to each project in the partnership. These performance obligations are for performing research and development services for Merck to design small molecules and perform lead optimization activities. The performance obligations also include potential licenses related to the intellectual property. The Company concluded that licenses within the contract are not distinct from the research and development services as they are interrelated due to the fact that the research and development services significantly impact the potential licenses. Any additional services are considered customer options and will be considered as separate contracts for accounting purposes.

The Company has determined the transaction price to be $20.1 million, for the initial performance obligations, comprised of the upfront payment. Recursion will fully constrain the amounts of remaining variable consideration to be received from potential milestones considering the stage of development and the risks associated with the remaining development required to achieve each milestone. Recursion will re-evaluate the transaction price each reporting period.

The transaction price was allocated to the performance obligations based on the estimated relative stand-alone selling price of each performance obligation as determined using an expected cost plus margin approach. The Company recognizes revenue over time based on costs incurred relative to total expected costs to perform the research and development services. Recursion determined that this method provides a faithful depiction of the transfer of control to the customer. This method of recognizing revenue requires the Company to make estimates of total costs to provide the services required under the performance obligations. Significant inputs used to determine the total costs included the number of projects to be performed, the number of substitutions related to those projects, length of time required, service hours performed by Company employees and materials costs. A significant change in these estimates could have a material effect on the timing and amount of revenue recognized in future periods. Recursion was unable to estimate the completion date of the performance obligations due to the current stage of work.

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

Pricing
In January 2022, Recursion received a $150.0 million non-refundable upfront payment from the Company’s collaboration with Roche. In September 2024, Recursion received a $30.0 million milestone payment (the “acceptance fee”), which was an acceptance fee related to the first accepted neuroscience Phenomap. Recursion is eligible for additional milestone payments based on performance progress of the collaboration. Each of the Phenomaps requested by Roche and created by Recursion may be subject to either an initiation fee, acceptance fee or both. Such fees could exceed $250.0 million for 16 accepted Phenomaps. In addition, for a period of time after Roche’s acceptance of certain Phenomaps, Roche will have the option to obtain, subject to payment of an exercise fee, rights to use outside the collaboration the raw images generated in the course of creating those Phenomaps. If Roche exercises its external use option for all 12 eligible Phenomaps, Roche’s associated exercise fee payments to Recursion could exceed $250.0 million. Under the collaboration, Roche may initiate up to 40 programs, each of which, if successfully developed and commercialized, could yield more than $300.0 million in development, commercialization and net revenue milestones for Recursion, as well as tiered royalties on net revenue.

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

Additional Revenue Disclosures

Of the revenue recognized during the three months ended March 31, 2025 and 2024, $14.7 million and $13.5 million was included in the unearned revenue balance as of December 31, 2024 and 2023, respectively. Revenue recognized was from the upfront payments received at the inception of the related contracts, which decreased the initial unearned revenue recognized. As of March 31, 2025, the Company had $6.2 million of costs incurred to fulfill a contract on its Condensed Consolidated Balance Sheet within “Other Current Assets.”

Unearned revenue was classified as short-term and long-term on the Condensed Consolidated Balance Sheets based on the Company’s estimate of revenue that will be recognized during the next twelve months.

Note 10. Stock-Based Compensation

In April 2021, the Board of Directors and the stockholders of the Company adopted the 2021 Equity Incentive Plan (the 2021 Plan). The Company may grant stock options, restricted stock units (RSUs), stock appreciation rights, restricted stock awards and other forms of stock-based compensation. As of March 31, 2025, 22.3 million shares of Class A common stock were available for grant in the 2021 plan. In November 2024, the Board of Directors and the stockholders of the Company adopted the 2024 Inducement Equity Incentive Plan (the 2024 Plan) as part of the Exscientia acquisition. See Note 4, “Acquisitions” for additional information. As of March 31, 2025, 9.7 million shares of Class A common stock were available for grant in the 2024 plan.

The following table presents the classification of stock-based compensation expense for employees and non-employees within the Condensed Consolidated Statements of Operations:

	Three months ended March 31,
(in thousands)	2025	2024
Cost of revenue	$2,950	$766
Research and development	17,800	7,666
General and administrative	14,839	7,077
Total	$35,589	$15,509

Stock Options

Stock options are primarily granted to executive leaders at the Company, generally vest over four years and expire no later than 10 years from the date of grant.

Stock option activity during the three months ended March 31, 2025 was as follows:

(in thousands except share data and per share amounts)	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2024	21,941,495	$5.40	7.9	$62,685
Granted	3,076,635	7.25
Cancelled	(1,254,312)	6.88
Exercised	(1,858,286)	2.13		11,824
Outstanding as of March 31, 2025	21,905,532	$6.00	5.1	$36,322
Exercisable as of March 31, 2025	10,774,836	$5.65	5.0	$24,960

The fair value of options granted to employees is calculated on the grant date using the Black-Scholes option valuation model. The weighted-average grant-date fair values of stock options granted during the three months ended March 31, 2025 and 2024 were $4.59 and $6.41, respectively.

The following weighted-average assumptions were used to calculate the grant-date fair value of stock options:

	Three months ended March 31,
	2025	2024
Expected term (in years)	6.0	6.3
Expected volatility	64%	65%
Expected dividend yield	—	—
Risk-free interest rate	4.4%	4.2%

As of March 31, 2025, $52.0 million of unrecognized compensation cost related to stock options is expected to be recognized as expense over approximately the next two years.

RSUs

Equity awards granted to employees primarily consist of RSUs and generally vest over four years. The weighted-average grant-date fair value of RSUs generally is determined based on the number of units granted and the quoted price of Recursion’s common stock on the date of grant.

The following table summarizes Recursion’s RSU activity during the three months ended March 31, 2025:

	Stock units	Weighted-average grant date fair value
Outstanding as of December 31, 2024	27,304,229	$7.47
Granted	2,034,892	7.20
Vested	(2,229,677)	7.74
Forfeited	(935,152)	8.35
Outstanding as of March 31, 2025	26,174,292	$7.39

The fair market value of RSUs vested was $22.6 million during the three months ended March 31, 2025. As of March 31, 2025, $179.4 million of unrecognized compensation cost related to RSUs is expected to be recognized as expense over approximately the next three years.

Note 11. Income Taxes

The Company did not record any U.S. income tax expense during the three months ended March 31, 2025 and 2024. The Company has historically incurred operating losses and maintains a full valuation allowance against its

U.S. net deferred tax assets. Foreign taxes were insignificant during the three months ended March 31, 2025 and 2024.

Net operating losses (NOLs) and tax credit carry-forwards are subject to review and possible adjustment by the Internal Revenue Service (“IRS”) and may become subject to annual limitation due to ownership changes that occur under Section 382 of the Internal Revenue Code, as amended and similar state provisions. These ownership changes may limit the amount of carryforwards that can be utilized annually to offset future taxable income. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50% over a three-year period. As of December 31, 2024, the Company completed a Section 382 study and did not identify ownership changes that would subject its NOLs or tax credit carry-forwards to Section 382 limitations.

The Company files income tax returns in the United States, Canada and United Kingdom. The Company files state income tax returns in multiple states in the United States among others Utah, California and Massachusetts. The Company is not currently under examination in any of these jurisdictions. The Company is subject to income tax examinations on all US federal and state returns since the 2017 tax return, Canadian income tax returns from the 2021 tax year, and UK income tax returns from the 2020 year.

Note 12. Net Loss Per Share

For the three months ended March 31, 2025 and 2024, Recursion calculated net loss per share of Class A, Class B and the Exchangeable common stock. Basic net loss per share is computed using the weighted-average number of shares outstanding during the period. Diluted net loss per share is computed using the weighted-average number of shares and the effect of potentially dilutive securities outstanding during the period. Potentially dilutive securities consist of stock options and other contingently issuable shares. For periods presented in which the Company reports a net loss, all potentially dilutive shares are anti-dilutive and as such are excluded from the calculation. For the three months ended March 31, 2025 and 2024, the Company reported a net loss and therefore basic and diluted loss per share were the same.

The rights, including the liquidation and dividend rights, of the holders of the Company’s Class A, Class B and the Exchangeable common stock are identical, except with respect to voting. As a result, the undistributed earnings for each period are allocated based on the contractual participation rights of the Class A, Class B and the Exchangeable common stock as if the earnings for the period had been distributed. As the liquidation and dividend rights are identical, the undistributed earnings are allocated on a proportionate basis and the resulting amount per share for Class A, Class B and the Exchangeable common stock was the same during the three months ended March 31, 2025 and 2024.

The following tables set forth the computation of basic and diluted net loss per share of Class A, Class B and Exchangeable common stock:

	Three months ended March 31,
(in thousands, except share amounts)	2025	2024
Numerator:
Net loss	$(202,487)	$(91,373)
Denominator:
Weighted average common shares outstanding	402,771,972	236,019,349
Net loss per share, basic and diluted	$(0.50)	$(0.39)

The Company excluded the following potential common shares from the computation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	Three months ended March 31,
	2025	2024
Stock based compensation	11,896,288	11,159,250
Tempus agreement	5,369,128	5,143,690
Total	17,265,416	16,302,940

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

The Company is required to maintain a cash balance in a collateralized account to secure the Company’s credit cards. Additionally, the Company holds restricted cash related to an outstanding letter of credit issued by J.P. Morgan, which was obtained to secure certain Company obligations relating to tenant improvements. Recursion also holds restricted cash as required by a lease agreement.

The following tables summarize the Company’s assets and liabilities that are measured at fair value on a recurring basis:

		Basis of fair value measurement
(in thousands)	March 31, 2025	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$238,349	$238,349	$—	$—
Bank deposits	—	—	—	—
Restricted cash	8,704	8,704	—	—
Total assets	$247,053	$247,053	$—	$—

	December 31, 2024	Basis of fair value measurement
(in thousands)		Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$235,812	$235,812	$—	$—
Bank deposits	160,487	160,487	—	—
Restricted cash	8,675	8,675	—	—
Total assets	$404,974	$404,974	$—	$—

In addition to the financial instruments that are recognized at fair value on the Condensed Consolidated Balance Sheet, the Company has certain financial instruments that are recognized at amortized cost or some basis other than fair value. The carrying amount of these instruments are considered to be representative of their approximate fair values.

The following tables summarize the Company’s financial instruments that are not measured at fair value:

	Book values		Fair values
(in thousands)	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024
Liabilities
Notes payable and financing lease liabilities, current	$8,587	$8,425	$8,587	$8,425
Notes payable and financing lease liabilities, non-current	16,446	19,022	16,446	19,022
Total liabilities	$25,033	$27,447	$25,033	$27,447

Note 14. Segment Information

Segment loss

Recursion operates as a single operating segment that is managed on a consolidated basis. The Company’s chief operating decision maker is its Chief Executive Officer. The Company’s chief operating decision maker uses segment net loss to evaluate the performance of its segment, analyze financial trends, compare the budget to the actual operating results and make resource allocation decisions. Segment net loss represents the Company’s consolidated net loss. All corporate costs, global function support costs, overhead costs and other shared costs are included within this segment. Other segment items primarily include general and administrative expenses including facilities, information technology, professional fees (including auditing, tax and legal) and insurance.

The following table presents Recursion’s segment net loss:

	Three months ended March 31,
(In thousands)	2025	2024
Revenue	$14,745	$13,794

Significant segment expenses
Salaries	83,554	50,358
Consumables	54,677	15,741
Platform	8,765	1,883
Discovery	6,287	7,809
Clinical development	10,564	12,568
Depreciation and amortization	19,331	7,377
Other segment items	22,935	14,398
Loss from operations	191,368	96,340
Other non-operating income (loss), net	(11,277)	4,188
Income tax benefit	158	779
Total segment loss	$202,487	$91,373

Supplemental asset information
Total expenditures for additions to long-lived assets	$2,978	$6,733

Additional Segment Disclosures

Recursion’s operating revenues are attributed to the following geographic areas based on the location the services are performed:

	Three months ended March 31,
(In thousands)	2025	2024
United States	$9,482	$13,491
United Kingdom	5,336	—
Total	$14,818	$13,491

Recursion generates revenue primarily from a single service, research and development services, therefore, the Company does not report additional information on revenue from external customers.

Recursion’s long-lived assets are attributed to the following geographic areas based on their location:

(In thousands)	March 31, 2025	December 31, 2024
United States	$74,473	$78,471
United Kingdom	49,682	56,332
Canada	2,679	2,631
Other	—	3,629

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion and analysis of the financial condition of Recursion Pharmaceuticals, Inc. (Recursion, the Company, we, us or our) and the results of operations. This commentary should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and accompanying notes appearing in Item 1, “Financial Statements” and the Company’s audited consolidated financial statements and accompanying notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Annual Report on Form 10-K for the year ended December 31, 2024 (the 2024 Annual Report). This discussion, particularly information with respect to our future results of operations or financial condition, business strategy and plans and objectives of management for future operations, includes forward-looking statements that involve risks and uncertainties as described under the heading "Note About Forward-Looking Statements" in this Quarterly Report on Form 10-Q. You should review the disclosure under the heading "Risk Factors" in the 2024 Annual Report for a discussion of important factors that could cause our actual results to differ materially from those anticipated in these forward-looking statements. We assume no obligation to revise or publicly release any revision to any forward-looking statements contained in this Quarterly Report on Form 10-Q, unless required by law.

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

Overview

Recursion is a leading clinical stage TechBio company decoding biology to radically improve lives. We aim to achieve our mission by industrializing drug discovery using the Recursion Operating System (OS), a vertical platform of diverse technologies that enables us to map and navigate trillions of biological, chemical and patient-centric relationships utilizing approximately 65 petabytes of proprietary data. The Recursion OS integrates ‘Real World’ data generated in our own wet-laboratories or by select partners and a ‘World Model’ which is a collection of AI computational models we also build in-house. Today, our scaled ‘wet-lab’ biology, chemistry and patient-centric experimental data feed our ‘dry-lab’ computational tools to identify, validate and translate therapeutic insights, which we can then validate in our wet-lab to both advance drug discovery programs and to generate data to further refine our world model.

There are a few key factors that differentiate Recursion from other technology-enabled drug discovery companies.

•Recursion has built a full-stack platform utilizing many biology, chemistry and patient-centric proprietary datasets and modular tools to industrialize drug discovery, while most other competitor companies rely on a point solution to solve one important step in drug discovery. We recognize that drug discovery is made up of many steps and a point solution is insufficient to generate efficiencies across the entire process. To decode biology, we must construct a full-stack technology platform capable of integrating and industrializing many complex workflows.
•Recursion integrates wet-lab and dry-lab capabilities in-house to create a virtuous cycle of iteration. Fit-for-purpose wet-lab experimental data are translated by dry-lab digital tools into in silico hypotheses and testable predictions, which in turn generates more wet-lab data from which improved predictions can be made. Recursion is well positioned compared to companies of a similar stage either focused more specifically on the wet-lab only (traditional biotech or pharma companies) or dry-lab only (companies facing rapidly commoditized algorithms and a challenge differentiating on non-proprietary data).
•Recursion has achieved a significant scale with respect to its scientific, technological and business endeavors. With over 5 high potential clinical and pre-clinical programs across oncology and rare disease indications, four of the largest discovery partnerships in the biopharma industry with Roche-Genentech, Sanofi, Bayer and Merck KGaA and four technology-focused partnerships, Recursion is on the precipice of demonstrating the potential of technology-driven approaches to increase speed, quality and scalability of drug discovery.

We leverage the Recursion OS to deliver value in three ways: 1) our own pipeline of clinical and preclinical potential medicines focused in precision oncology, rare disease and other areas of high unmet need; 2) by discovering new medicines with large biopharmaceutical companies in some of the biggest areas of unmet need in medicine like neuroscience and inflammation; and 3) by leveraging our tools, technology and data for the benefit of other partners in targeted and limited ways.

We are actively advancing key catalysts in our pipeline while demonstrating significant progress in addressing high unmet medical needs. At the same time, we continue to validate various components of the Recursion OS, which has played a role in advancing every program in our portfolio, reinforcing its potential to accelerate drug discovery and development.

Summary of Business Highlights

Pipeline Updates

Preliminary Program Data
•REC-4881 (MEK1/2): Preliminary data presented at DDW as a late-breaking oral presentation on May 4, 2025 from the ongoing Phase 1b/2 TUPELO study of REC-4881 in familial adenomatous polyposis (FAP):
■In the Phase 2 open-label study, REC-4881 (4 mg QD) led to a preliminary median 43% reduction (n=6 patients) in polyp burden at the week 13 assessment at time of data cutoff.
■Five of six patients (83%) experienced reductions in polyp burden ranging from 31% to 82%, however, one patient showed a substantial increase from baseline.
■At Week 13, 50% of patients (3 out of 6) achieved ≥1-point improvement in Spigelman stage, a measure of upper GI disease severity.
■The early safety profile of REC-4881 was generally consistent with that of prior MEK1/2 inhibitors; among 19 patients across Phase 1b and 2, most treatment-related adverse events were Grade 1 or 2, with Grade 3 events in 16% of patients and no Grade ≥4 TRAEs reported to date.
•REC-7735 (PI3Kα H1047R): Candidate profiling ongoing targeting PI3Kα H1047R mutant breast cancer; DC nomination expected 2H25:
■Highly selective and structurally differentiated molecule to reduce dose-limiting hyperglycemia.
■REC-7735 showed dose-dependent tumor regression in PI3Kα H1047R CDX models, with no elevation in insulin levels or hyperglycemia markers in wild-type mice, unlike standard-of-care PI3K inhibitors.
■Demonstrated dose-dependent tumor regression in preclinical models, with low-dose REC-7735 outperforming high-dose capivasertib (AKT inhibitor) in efficacy and tolerability.
•REV102 (ENPP1): IIND-enabling studies ongoing for hypophosphatasia (HPP) in development with Rallybio; Phase 1 initiation expected 2H26;
■Highly selective and orally bioavailable molecule supports QD or BID dosing.
■In vivo data in early-onset HPP model shows improved survival while treatment in late-onset HPP model improves bone defects.
■Preliminary data supports first-in-class potential for adult-onset HPP.
Additional Strategic Pipeline Programs
•Focus on highest value programs in core therapeutic areas (oncology and rare disease):
■REC-617 (CDK7): Phase 1/2 ELUCIDATE study ongoing in advanced solid tumors; molecule designed to maximize therapeutic index; best-in-class potential.
■REC-1245 (RBM39): Phase 1/2 DAHLIA study with dose-escalation ongoing for biomarker-selected solid tumors and R/R lymphomas; novel mechanism of action identified to modulate DDR; first-in-class potential.
■REC-3565 (MALT1): Phase 1 EXCELERIZE study recently initiated for B cell malignancies; designed to avoid UGT1A1 on-target toxicity; best-in-class potential.
■REC-4539 (LSD1): Precision designed for reversibility and CNS penetration in solid tumors (e.g., SCLC); strategic pause to ensure a competitive Target Product Profile.
■Continued focus on advancing additional discovery programs that meet key criteria.

•As part of this prioritization, the Company will discontinue development and/or pursue partnering opportunities for the following clinical programs:
■REC-2282 (NF2): Totality of data supports the discontinuation of the study
•New findings: Phase 2 passed the futility threshold primarily driven by the 40mg cohort, however the 60mg and combined dose arms did not pass the futility criteria.
•Limited overall tumor shrinkage and clinical activity across all arms.
■REC-994 (CCM): Totality of data supports the discontinuation of study
•Early data suggested potential promising trends in exploratory efficacy endpoints at 400mg (mean volume reduction, mRS), negative trends in efficacy at 200mg (data were not statistically significant).
•New findings: Long-term extension results showed no promising trends in MRI or functional outcomes in the placebo-to-400mg crossover, and the 400mg-to-400mg arm did not continue prior trends and was indistinguishable from natural history.

■REC-3964 (C. difficile): The Company will consider out-licensing opportunities
•Evolved treatment options result in low recurrence rates (~5%); thus limiting unmet need.
•Strategic decision to focus on other areas with greater unmet need.

•Upcoming milestones:
◦REC-617 (CDK7): On track to initiate CDK7 combination studies in 1H25, additional monotherapy data expected in 2H25.
◦REC-4881 (MEK1/2): Additional data in FAP from TUPELO expected in 2H25.
◦REC-7735 (PI3Kα H1047R): Preclinical studies ongoing with development candidate expected in 2H25.
◦REC-1245 (RBM39): Early Phase 1 safety and PK monotherapy data expected in 1H26.
◦REC-3565 (MALT1): Early Phase 1 safety and PK monotherapy data expected in 2H26.
◦REV102 (ENPP1): Phase 1 initiation expected in 2H26.

Partnership Updates
Recursion and Sanofi advanced their fourth partnered program through a significant discovery milestone. This milestone involved the Recursion OS identifying differentiated, orally active small molecule leads against a high-interest immune cell target. These leads exhibit potential best-in-class properties, addressing significant liabilities seen in other candidates. As a result of this milestone, Recursion has received a $7 million milestone payment with the potential for over $300 million in additional milestone payments for this program. In total, the partnership has generated $130 million of cash inflows (including an upfront payment) to Recursion to date.

Recursion’s collaboration within Neuroscience and a GI Oncology indication for Roche and Genentech continues to bring unbiased novel biological insights to potential programs. To date, the collaboration has built five phenomaps derived from a vast dataset of over one trillion iPSC-derived cells, one hundred billion GI Oncology relevant cells, alongside around 5,000 transcriptomes representing approximately 171 TB of data. Our approach continues to integrate high-throughput screens of genetics and small molecules with detailed cell measurements, informing our AI/ML models. Looking ahead, we are actively building additional maps and are focused on leveraging the Recursion OS and collaborating with Roche and Genentech to identify new novel programs that will fuel program advancement in both a GI Oncology indication and within Neuroscience.

Platform Updates
•The platform is continuing to expand its ClinTech focus including high-quality, linked data assets, to industrialize clinical development, reduce costs, and accelerate the development of novel therapeutics. Updates include:
◦Leveraging Tempus data across Recursion’s oncology programs to expand therapeutic areas, which the Company believes will enrich patient population subgroups, and help increase likelihood of response for oncology clinical programs.
◦Signing an agreement with HealthVerity to integrate de-identified data for over 340 million covered lives within the US into Recursion OS, allowing for deeper insights into patient populations, enhanced trial design and feasibility assessments, as well as clinical operations workflows.
•The collaboration with Enamine, leveraging Recursion's massive data layer of predicted protein-small molecule interactions, resulted in the generation of enriched screening libraries to target 100 key and clinically relevant drug targets. The screening libraries are now available for purchase from Enamine.

Financing and Operations

We were incorporated in November 2013. In April 2021, we closed our Initial Public Offering (IPO) and issued 27.9 million shares of Class A common stock at a price of $18.00 per share, raising net proceeds of $462.4 million. Prior to our IPO, we had raised $448.9 million in equity financing from investors in addition to $30.0 million in an upfront payment from our collaboration with Bayer AG (Bayer). In January 2022, we received an upfront payment of $150.0 million from our collaboration with Roche. See Note 9, “Collaborative Development Contracts” to the Condensed Consolidated Financial Statements for additional information on the collaboration with Roche. In October 2022, we issued 15.3 million shares of our Class A common stock at a purchase price of $9.80 per share in the 2022 private placement to qualified institutional buyers and institutional accredited investors for net proceeds of $143.7 million, after deducting fees and offering costs of $6.6 million. In July 2023, we issued an aggregate of

7.7 million shares of our Class A common stock at a purchase price of $6.49 per share in the 2023 Private Placement with NVIDIA Corporation for net proceeds of approximately $49.9 million. In August 2023, we entered into an Open Market Sales Agreement with Jefferies LLC to provide for the offering, issuance and sale of up to an aggregate amount of $300.0 million of its Class A common stock. The Company has sold 26.8 million shares and received net proceeds of $199.1 million under the agreement. In June 2024, we issued an aggregate of 35.4 million shares of our Class A common stock at a purchase price of $6.50 per share and received net proceeds of $216.4 million, after deducting transaction costs of $13.6 million. See Note 8, “Common Stock” to the Condensed Consolidated Financial Statements for additional information on the public offering. In September 2024, we received a Phenomap acceptance fee of $30.0 million from our collaboration with Roche. In February 2025, the Company terminated the Sales Agreement with Jefferies LLC and entered into a Sales Agreement with Citigroup Capital Markets Inc., to provide for the offering, issuance and sale of up to an aggregate amount of 500.0 million of its Class A common stock. As of March 31, 2025, an amount of $495.9 million remained available for future sales under the Sales Agreement. For the three months ended March 31, 2025, the Company has sold 0.6 million shares and received net proceeds of $4.1 million under the agreement.

We use the capital we have raised to fund operating and investing activities across platform research operations, drug discovery, clinical development, digital and other infrastructure, creation of our portfolio of intellectual property and administrative support. We do not have any products approved for commercial sale and have not generated any revenues from product sales. We had cash and cash equivalents of $500.5 million as of March 31, 2025. Based on our current operating plan, we believe that our cash and cash equivalents will be sufficient to fund our operations for at least the next twelve months.

Since inception, we have incurred significant operating losses. Our net losses were $202.5 million and $91.4 million during the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, our accumulated deficit was $1.6 billion.

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

Results of Operations

The following table summarizes our results of operations:

(in thousands, except percentages)	Three months ended March 31,		Change
	2025	2024	$	%
Revenue
Operating revenue	$14,818	$13,491	$1,327	10%
Grant revenue	(73)	303	(376)	(124)%
Total revenue	14,745	13,794	951	7%

Operating costs and expenses
Cost of revenue	21,829	11,166	10,663	96%
Research and development	129,634	67,560	62,074	92%
General and administrative	54,650	31,408	23,242	74%
Total operating costs and expenses	206,113	110,134	95,979	87%

Loss from operations	(191,368)	(96,340)	(95,028)	99%
Other income (loss), net	(11,277)	4,188	(15,465)	>100%
Loss before income tax benefit	(202,645)	(92,152)	(110,493)	>100%
Income tax benefit	158	779	(621)	(80)%
Net loss	$(202,487)	$(91,373)	$(111,114)	>100%

Revenue

The following table summarizes our components of revenue:

	Three months ended March 31,		Change
(in thousands, except percentages)	2025	2024	$	%
Revenue
Operating revenue	$14,818	$13,491	$1,327	10%
Grant revenue	(73)	303	(377)	n/m
Total revenue	$14,745	$13,794	$950	7%

n/m = Not meaningful

Operating revenue is generated through research and development agreements derived from strategic alliances. We are entitled to receive variable consideration as certain milestones are achieved. The timing of revenue recognition is not directly correlated to the timing of cash receipts.

For the three months ended March 31, 2025, the increase in revenue compared to prior period was due to revenue recognized from our strategic partnerships with Sanofi and Merck.

Cost of Revenue

The following table summarizes our cost of revenue:

(in thousands, except percentages)	Three months ended March 31,		Change
	2025	2024	$	%
Total cost of revenue	$21,829	$11,166	$10,663	96%

Cost of revenue consists of the Company’s costs to provide services for drug discovery required under performance obligations with partnership customers. These primarily include materials costs, service hours performed by our employees and depreciation of property and equipment.

For the three months ended March 31, 2025, the change in cost of revenue compared to prior period was due to our Exscientia acquisition for which our results now also include additional customers.

Research and Development

The following table summarizes our components of research and development expense:

(in thousands, except percentages)	Three months ended March 31,		Change
	2025	2024	$	%
Research and development expense
Platform	$66,472	$25,914	$40,558	>100%
Discovery	20,849	16,642	4,207	25%
Clinical	17,557	16,597	960	6%
Stock based compensation	17,800	7,995	9,805	>100%
Other	6,956	412	6,544	>100%
Total research and development expense	$129,634	$67,560	$62,074	92%

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

Significant components of research and development expense include the following allocated by development phase: Platform, which refers primarily to expenses related to screening of product candidates through hit identification, this also includes expenses related to Tempus records purchased; Discovery, which refers primarily to expenses related to hit identification through development of candidates; and Clinical, which refers primarily to expenses related to development of candidates and beyond.

For the three months ended March 31, 2025, the increase in research and development expenses compared to the prior period was primarily driven by Tempus, Exscientia and personnel costs. Within platform, we purchased records from Tempus of $27.1 million. Our expenses also increased by $25.8 million due to our acquisition of Exscientia in November 2024, which was primarily within platform and discovery.

General and Administrative Expense

The following table summarizes our general and administrative expense:

(in thousands, except percentages)	Three months ended March 31,		Change
	2025	2024	$	%
Total general and administrative expense	$54,650	$31,408	$23,242	74%

We expense general and administrative costs as incurred. General and administrative expenses consist primarily of salaries; including employee benefits and stock-based compensation. General and administrative expenses also include facilities, depreciation, information technology, professional fees for auditing and tax, legal fees for corporate and patent matters and insurance costs.

For the three months ended March 31, 2025, the increase in general and administrative expense compared to prior period was primarily driven by the inclusion of Exscientia’s results of $8.1 million and an increase in salaries and wages of $9.2 million .

Other Income (Loss), Net

The following table summarizes our components of other income (loss), net:

(in thousands, except percentages)	Three months ended March 31,		Change
	2025	2024	$	%
Interest income	5,558	4,048	1,510	37.3%
Interest expense	(508)	(20)	(488)	>100%
Other	(16,327)	160	(16,487)	n/m
Other income (loss), net	$(11,277)	$4,188	$(15,465)	n/m

n/m = Not meaningful

For the three months ended March 31, 2025, the decrease in other income compared to prior period related to our loss on disposal of Exscientia GmbH and our Vienna lease termination.

Liquidity and Capital Resources

Sources of Liquidity

We have not yet commercialized any products and do not expect to generate revenue from the sales of any product candidates for at least several years. Cash and cash equivalents totaled $500.5 million and $594.3 million as of March 31, 2025 and December 31, 2024, respectively.

We have incurred operating losses and experienced negative operating cash flows and we anticipate that the Company will continue to incur losses for at least the foreseeable future. Our net loss was $202.5 million and $91.4 million during the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, we had an accumulated deficit of $1.6 billion.

We have financed our operations through the private placements of preferred stock and Class A common stock issuances. As of March 31, 2025, we have received net proceeds of $448.9 million from the sale of preferred stock and $1.1 billion from Class A common stock issuances. See Note 8, “Common Stock” to the Condensed Consolidated Financial Statements for additional details on Class A common stock issuances. Additionally, as of March 31, 2025, we have received proceeds of $217.0 million from our strategic partnerships. See Note 9, “Collaborative Development Contracts” to the Condensed Consolidated Financial Statements for additional details on the strategic partnerships.

Cash Flows

The following table is a summary of the Condensed Consolidated Statements of Cash Flows for each of the periods presented below:

	Three months ended March 31,
(in thousands)	2025	2024
Cash used in operating activities	$(131,957)	$(102,300)
Cash used in investing activities	(7,270)	(6,653)
Cash provided by financing activities	40,527	13,897

Operating Activities
Cash used by operating activities increased during the three months ended March 31, 2025 as a result of higher costs incurred for research and development and general and administrative due to the Company’s acquisition of Exscientia. This included Exscientia GmbH disposal related payments of $9.7 million and severance payments of $6.5 million. See Note 4, “Acquisitions” to the Consolidated Financial Statements for additional details related to the Exscientia acquisition.

Cash used by operating activities increased during the three months ended March 31, 2024 as a result of higher costs incurred for research and development and general and administrative due to the Company’s expansion and upgraded capabilities.

Investing Activities
Cash used by investing activities during the three months ended March 31, 2025 consisted of the disposal of Exscientia GmbH of $4.4 million and property and equipment purchases of $1.8 million.

Cash used by investing activities during the three months ended March 31, 2024 consisted primarily of purchases of property and equipment of $6.7 million, which included $2.9 million for a project to upgrade the BioHive -2 supercomputer and $2.7 million for lab equipment purchases.

Financing Activities
Cash provided by financing activities during the three months ended March 31, 2025 primarily included proceeds of $41.0 million from common stock issuances. Financing inflows also included proceeds from equity incentive plans of $1.6 million.

Cash provided by financing activities during the three months ended March 31, 2024 primarily included proceeds of $10.9 million from common stock issuances. Financing cash inflows also included proceeds from equity incentive plans of $3.0 million.

Critical Accounting Estimates and Policies

A summary of the Company’s significant accounting estimates and policies is included in Note 2, “Summary of Significant Accounting Policies” in our 2024 Annual Report. There were no significant changes in the Company’s application of its critical accounting policies during the three months ended March 31, 2025.

Recently Issued and Adopted Accounting Pronouncements

See Note 2, “Basis of Presentation” in Item 1 of this Quarterly Report on Form 10-Q for information regarding recently issued and adopted accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are exposed to market risk related to changes in interest rates on our investment portfolio of cash and cash equivalents. As of March 31, 2025, our cash and cash equivalents consisted of money market funds. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in interest rates. A hypothetical 100 basis point decrease in interest rates as of as of March 31, 2025, would have an insignificant effect on net loss in the ensuing year.

Foreign Currency Exchange Risk

Our employees and our operations are primarily located in the United States, United Kingdom and Canada and our expenses are primarily denominated in U.S. dollars, Great British pounds and Canadian dollars. We also have entered into a limited number of contracts with vendors for research and development services that have underlying payment obligations denominated in foreign currencies. We are subject to foreign currency transaction gains or losses on our contracts denominated in foreign currencies. To date, foreign currency transaction gains and losses have not been material to our financial statements and we do not have a formal hedging program with respect to foreign currency. A 10% increase or decrease in current exchange rates would have an insignificant effect on our financial results during the three months ended March 31, 2025 and 2024.

Item 4. Controls and Procedures.

The Company has established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act) designed to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including the principal executive officer (our Chief Executive Officer) and principal financial officer (our Chief Financial Officer), to allow timely decisions regarding required disclosure. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives as management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2025, our disclosure controls and procedures were ineffective due to the material weakness in internal control over financial reporting disclosed in Part II, Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2024.

Remediation of Material Weaknesses

The following remediation actions have been taken as of March 31, 2025 related to the material weakness for estimated costs and time to completion and controls to validate the completeness and accuracy of data used to calculate revenue and unearned revenue related to our license agreement:

•Improvement of documentation procedures regarding specific inquiries related to the cost model used for revenue recognition and the resulting responses
•Improvement of documentation for the review of changes in cost model due to responses from inquiries
•Provided additional documentation for internal reports to validate and support completeness and accuracy of reports
•Improvement of documentation of these processes was done with the input of our third-party consultants who continue to be involved in the design and enhancement of the revenue recognition policies and procedures

While significant progress has been made to enhance our internal control over financial reporting, Recursion is still designing, implementing and testing these processes, procedures and controls.

Regarding the material weaknesses related to the acquired Exscientia business, Recursion is currently in the process of integrating Exscientia’s operations into our overall system of internal control over financial reporting.

We believe the above actions will be effective in remediating the material weaknesses described above. However, the material weaknesses cannot be considered remediated until controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. As such, we were unable to conclude that the material weaknesses have been remediated as of March 31, 2025.

Changes in Internal Control Over Financial Reporting

For the three months ended March 31, 2025, management was in the process of integrating the internal controls of the acquired business (Exscientia) into Recursion's existing operations as part of planned integration activities. There were no other changes in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. For a detailed discussion of the risks that affect our business. Please refer to the sections titled Part I, Item 1A. “Risk Factors” of our 2024 Annual Report.

The risk factors set forth below represent new risk factors or those containing changes to the similarly titled risk factor included in the sections titled “Risk Factors” in Part I, Item 1A. of our 2024 Annual Report.

We are subject to various governmental export controls, trade and economic sanctions, and import laws and regulations that could impair our ability to compete in international markets and subject us to liability if we are not in full compliance with applicable laws.

Our products and technologies are subject to export control laws and regulations, including the Export Administration Regulations administered by the U.S. Department of Commerce, and our products, technologies, and activities are subject to trade and economic sanctions, including those administered by the U.S. Treasury Department’s Office of Foreign Assets Control, or OFAC, as well as regulations administered by the governments of the United Kingdom and authorities in the European Union, which we collectively refer to as trade controls. As such, licenses and notices may be required to import products, technologies, and services from or export or re-export products, technologies, and services to certain countries and end users and for certain end uses. For example, the U.S. government continues to add additional entities in China and elsewhere to restricted party lists impacting the ability of U.S. companies to provide products, technology, and services to, and in some cases receive products, technologies, and services from, these entities. These controls may impact our ability to import certain products, technology, or services from or export or re-export certain products, technology, or services to China and other destinations, and it is also possible that the Chinese government will retaliate in ways that could impact our business. The process for obtaining necessary licenses and making required notices may be time-consuming or unsuccessful, potentially causing delays in sales or losses of sales opportunities. Trade controls are complex and dynamic regimes and monitoring and ensuring compliance can be challenging. Any failure to comply with these regimes could subject us to both civil and criminal penalties, including substantial fines, possible incarceration of responsible individuals for willful violations, possible loss of our export or import privileges, and reputational harm. In addition, investigating or defending against any such allegations, actions, or investigations will likely result in a materially significant diversion of management’s attention and resources and significant defense costs and other professional fees.

In addition, various countries regulate the import of certain encryption technology, including through import permit and license requirements, and have enacted laws that could limit our ability to distribute our products or could limit our end-customers’ ability to implement our products in those countries. Changes in our products or changes in export and import regulations in such countries may create delays in the introduction of our products into international markets, prevent our end-customers with international operations from deploying our products globally or, in some cases, prevent or delay the export or import of our products to certain countries, governments, or persons altogether. Any change in export or import laws or regulations, economic sanctions, or related legislation, shift in the enforcement or scope of existing export, import, or sanctions laws or regulations, or change in the countries, governments, persons, or technologies targeted by such export, import, or sanctions laws or regulations, could result in decreased use of our products by, or in our decreased ability to export or sell our products to, existing or potential end-customers with international operations. Any decreased use of our products or limitation on our ability to export to or sell our products in international markets could adversely affect our business, financial condition, and results of operations.

Tariffs could also have a material impact on our product costs and decrease our ability to sell our products and services to existing or potential customers as well as harm our ability to compete internationally. Recent escalations in tariffs imposed by the United States on imports from its trading partners, retaliatory actions taken by affected countries, as well as uncertainties concerning further changes in tariff and non-tariff trade policies, particularly regarding those between the United States, Mexico, and Canada, and the between the United States and China, have been significant. The U.S. government has implemented additional broad tariffs on the import of most items from virtually all U.S. trading partners and has imposed particularly significant tariffs on imports from China. China responded by imposing significant tariffs on a variety of items imported from the United States, implementing new export controls on certain commodities, and imposing trade restrictions targeting particular U.S. companies. These tariffs could materially and adversely affect our ability to compete internationally. The future of these tariffs, as well as the possibility for new tariffs, remains very uncertain. Other causes of uncertainty include the effects of new tariffs implemented by the United States on imports from Mexico and Canada that do not qualify for duty-free treatment under the U.S.-Mexico-Canada Agreement. The macroeconomic effect of any such tariffs on major trading partners, including China, Mexico, and Canada could be significant, and our business and financial results could be negatively affected as a result.

Any changes in our product or in export or import regulations or legislation; shifts or changes in enforcement; or changes in the countries, persons or technologies targeted by these regulations could delay us introducing new products in international markets, decrease use of our products by, or decrease our ability to export or sell our products to existing or potential customers with international operations, adversely affecting our business and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(a) Sales of Unregistered Securities

Stock Option Exercises
For the three months ended March 31, 2025, we issued 30 thousand shares of our Class A common stock to our employees, directors, advisors and consultants upon the exercise of stock options under our Key Personnel Incentive Stock Plan for aggregate consideration of approximately $10 thousand, in reliance on the exemption provided by Rule 701(b)(2) promulgated under the Securities Act, or pursuant to Section 4(a)(2) under the Securities Act, relative to transactions by an issuer not involving any public offering, to the extent an exemption from such registration was required. All recipients either received adequate information about our company or had access, through employment or other relationships, to such information.

Item 6. Exhibits.

Exhibit Index:

		Incorporated by Reference
Exhibit number	Description	Form	File No.	Exhibit No.	Filing Date	Filed / Furnished Herewith
2.1*	Transaction Agreement by and between Recursion Pharmaceuticals, Inc. and Exscientia plc dated as of August 8, 2024.	8-K	001-40323	2.1	August 8, 2024
3.1	Amended and Restated Certificate of Incorporation of Recursion Pharmaceuticals, Inc.	8-K	001-40323	3.1	April 21, 2021
3.2	Amended and Restated Bylaws of Recursion Pharmaceuticals, Inc.	8-K	001-40323	3.1	January 31, 2024
4.1	Specimen Class A common stock certificate of the Registrant.	S-1/A	333-254576	4.2	April 15, 2021
4.2	Exchangeable Share Support Agreement, dated May 8, 2023.	S-3ASR	333-272281	4.2	May 30, 2023
4.3	Registration Rights Agreement, dated October 24, 2022, by and among the Company and the Purchasers.	8-K	001-40323	10.2	October 25, 2022
4.4	Registration Agreement, dated May 16, 2023, by and among the Registrant, Valence Discovery, Inc., and certain shareholders of Valence Discovery, Inc.	S-3ASR	333-272281	4.3	May 30, 2023
4.5	Registration Agreement, dated May 25, 2023, by and among the Registrant, Recursion Canada Inc., and certain shareholders of Cyclica Inc.	8-K	001-40323	4.1	June 9, 2023
4.6	Registration Rights Agreement, dated July 11, 2023, by and among the Registrant and NVIDIA.	8-K	001-40323	10.2	July 12. 2023
10.1	Recursion Pharmaceuticals, Inc. Outside Director Compensation Policy.	8-K	001-40323	10.1	March 18. 2025
10.2	Sales Agreement dated February 28, 2025 by and between the Registrant and Citigroup Capital Markets Inc.	10-K	001-40323	10.39	February 28, 2025
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

*	Exhibits and/or schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant hereby undertakes to furnish supplementally copies of any of the omitted exhibits and schedules upon request by the SEC; provided, however, that the registrant may request confidential treatment pursuant to Rule 24b-2 under the Exchange Act for any exhibits or schedules so furnished.
**	The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 5, 2025.

RECURSION PHARMACEUTICALS, INC.

By:	/s/ Christopher Gibson
Christopher Gibson
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Ben Taylor
Ben Taylor
Chief Financial Officer
(Principal Financial and Accounting Officer)