Form 10-Q
period 2025-06-30
RECURSION PHARMACEUTICALS, INC.
filed 2025-08-05
CIK 1601830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
or
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

As of July 30, 2025, there were 427,312,960 and 6,838,575 of the registrant’s Class A and B common stock outstanding, respectively.

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
ii

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
iii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Recursion Pharmaceuticals, Inc.
Condensed Consolidated Balance Sheets (unaudited)
(in thousands, except share and per share amounts)

	June 30,	December 31,
	2025	2024
Assets
Current assets
Cash and cash equivalents	$525,110	$594,350
Restricted cash	3,106	3,045
Other receivables	21,606	49,166
Prepaid data assets	—	29,601
Other current assets	37,338	38,107
Total current assets	587,160	714,269

Restricted cash, non-current	5,629	5,629
Property and equipment, net	120,038	141,063
Operating lease right-of-use assets	50,324	65,877
Financing lease right-of-use assets	23,242	26,273
Intangible assets, net	341,319	335,855
Goodwill	164,270	148,873
Deferred tax assets	957	1,934
Other assets, non-current	9,416	8,825
Total assets	$1,302,355	$1,448,598

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$19,314	$21,613
Accrued expenses and other liabilities	64,280	81,872
Accrued data liability	20,258	—
Unearned revenue	39,690	61,767
Operating lease liabilities	11,732	13,795
Notes payable and financing lease liabilities	8,752	8,425
Total current liabilities	164,026	187,472

Unearned revenue, non-current	126,243	118,765
Operating lease liabilities, non-current	53,395	67,250
Notes payable and financing lease liabilities, non-current	14,196	19,022
Deferred tax liabilities	23,784	16,575
Other liabilities, non-current	1,565	4,732
Total liabilities	383,209	413,816

Commitments and contingencies (Note 7)

Stockholders’ equity
Common stock, $0.00001 par value; 2,000,000,000 shares (Class A 1,989,032,117 and Class B 10,967,883) authorized as of June 30, 2025 and December 31, 2024; 432,830,642 shares (Class A 425,480,323, Class B 6,838,575 and Exchangeable 511,744) and 396,802,394 shares (Class A 389,547,223, Class B 6,958,575 and Exchangeable 296,596) issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	4	4
Additional paid-in capital	2,681,111	2,473,698
Accumulated deficit	(1,805,589)	(1,431,283)
Accumulated other comprehensive income (loss)	43,620	(7,637)
Total stockholders’ equity	919,146	1,034,782

Total liabilities and stockholders’ equity	$1,302,355	$1,448,598

See the accompanying notes to these condensed consolidated financial statements.

Recursion Pharmaceuticals, Inc.
Condensed Consolidated Statements of Operations (unaudited)
(in thousands, except share and per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Revenue
Operating revenue	$19,103	$14,404	$33,921	$27,895
Grant revenue	120	13	47	316
Total revenue	19,223	14,417	33,968	28,211

Operating costs and expenses
Cost of revenue	20,161	9,199	41,990	20,365
Research and development	128,636	73,928	258,269	141,488
General and administrative	46,653	31,833	101,304	63,241
Total operating costs and expenses	195,450	114,960	401,563	225,094

Loss from operations	(176,227)	(100,543)	(367,595)	(196,883)
Other income (loss), net	4,330	2,480	(6,947)	6,668
Loss before income tax benefit	(171,897)	(98,063)	(374,542)	(190,215)
Income tax benefit	—	523	158	1,302
Net loss	$(171,897)	$(97,540)	$(374,384)	$(188,913)

Per share data
Net loss per share of Class A, B and Exchangeable common stock, basic and diluted	$(0.41)	$(0.40)	$(0.91)	$(0.79)
Weighted-average shares (Class A, B and Exchangeable) outstanding, basic and diluted	417,361,147	242,196,409	410,268,199	239,107,879

See the accompanying notes to these condensed consolidated financial statements.
Recursion Pharmaceuticals, Inc.
Condensed Consolidated Statements of Comprehensive Loss (unaudited)
(in thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024
Net loss	$(171,897)	$(97,540)	$(374,384)	$(188,913)

Other comprehensive gain:
Currency translation adjustments	29,475	—	51,257	—
Other comprehensive income	29,475	—	51,257	—
Comprehensive loss	$(142,422)	$(97,540)	$(323,127)	$(188,913)

See the accompanying notes to these condensed consolidated financial statements

Recursion Pharmaceuticals, Inc.
Condensed Consolidated Statements of Stockholders’ Equity (unaudited)
(in thousands, except share amounts)

	Common Stock		Additional Paid-in-Capital	Accumulated Deficit	Accumulated other comprehensive income (loss)	Stockholders’ Equity
	(Class A, B and Exchangeable)
	Shares	Amount
Balance as of March 31, 2025	406,410,733	$4	$2,553,492	$(1,633,694)	$14,145	$933,947
Net loss	—	—	—	(171,897)	—	(171,897)
Other comprehensive income	—	—	—	—	29,475	29,475
Stock option exercises and other	4,665,500	—	1,459	2	—	1,461
Stock-based compensation	—	—	26,160	—	—	26,160
Common stock sales issuances, net of issuance costs	21,754,409	—	100,000	—	—	100,000
Balance as of June 30, 2025	432,830,642	$4	$2,681,111	$(1,805,589)	$43,620	$919,146

	Common Stock		Additional Paid-in-Capital	Accumulated Deficit	Accumulated other comprehensive income (loss)	Stockholders’ Equity
	(Class A, B and Exchangeable)
	Shares	Amount
Balance as of December 31, 2024	396,802,394	$4	$2,473,698	$(1,431,283)	$(7,637)	$1,034,782
Net loss	—	—	—	(374,384)	—	(374,384)
Other comprehensive income	—	—	—	—	51,257	51,257
Stock option exercises and other	8,774,159	—	4,172	78	—	4,250
Stock-based compensation	—	—	62,217	—	—	62,217
Common stock sales issuances, net of issuance costs	27,254,089	—	141,024	—	—	141,024
Balance as of June 30, 2025	432,830,642	$4	$2,681,111	$(1,805,589)	$43,620	$919,146

See the accompanying notes to these condensed consolidated financial statements

Recursion Pharmaceuticals, Inc.
Condensed Consolidated Statements of Stockholders’ Equity (unaudited)
(in thousands, except share amounts)

	Common Stock		Additional Paid-in-Capital	Accumulated Deficit	Accumulated other comprehensive income (loss)	Stockholders’ Equity
	(Class A, B and Exchangeable)
	Shares	Amount
Balance as of March 31, 2024	237,508,682	$2	$1,460,144	$(1,058,995)	$—	$401,151
Net loss	—	—	—	(97,540)	—	(97,540)
Stock option exercises and other	2,820,506	—	2,767	—	—	2,767
Stock-based compensation	—	—	16,524	—	—	16,524
Common stock sales issuances, net of issuance costs	40,639,088	1	261,546	—	—	261,547
Balance as of June 30, 2024	280,968,276	$3	$1,740,981	$(1,156,535)	$—	$584,449

	Common Stock		Additional Paid-in-Capital	Accumulated Deficit	Accumulated other comprehensive income (loss)	Stockholders’ Equity
	(Class A, B and Exchangeable)
	Shares	Amount
Balance as of December 31, 2023	234,270,384	$2	$1,431,056	$(967,622)	$—	$463,436
Net loss	—	—	—	(188,913)	—	(188,913)
Stock option exercises and other	5,137,589	—	4,855	—	—	4,855
Stock-based compensation	—	—	32,651	—	—	32,651
Common stock sales issuances, net of issuance costs	41,560,303	1	272,419	—	—	272,420
Balance as of June 30, 2024	280,968,276	$3	$1,740,981	$(1,156,535)	$—	$584,449

See the accompanying notes to these condensed consolidated financial statements.

Recursion Pharmaceuticals, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Six months ended June 30,
	2025	2024
Cash flows from operating activities
Net loss	$(374,384)	$(188,913)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	43,180	16,345
Stock-based compensation	62,217	32,651
Asset impairment	5,956	108
Lease expense	11,755	5,575
Loss on disposal of a business	4,502	—
Other, net	9,098	(6,500)
Changes in operating assets and liabilities:
Other receivables and assets	30,246	(304)
Prepaid data assets	29,601	2,930
Accrued data liability	20,258	—
Unearned revenue	(23,383)	(26,291)
Accounts payable	(1,145)	(174)
Accrued development expense	(155)	(2,178)
Accrued expenses and other current liabilities	(15,213)	(11,350)
Lease liabilities	(10,908)	(6,418)
Net cash used in operating activities	(208,375)	(184,519)

Cash flows from investing activities
Purchases of property and equipment	(4,982)	(7,835)
Purchase of an intangible asset	(2,158)	(3,000)
Decrease in cash related to disposal of a business	(4,438)	—
Purchases of investments	(1,500)	—
Net cash used in investing activities	(13,078)	(10,835)

Cash flows from financing activities
Proceeds from issuance of common shares, net of issuance costs	141,024	272,419
Proceeds from equity incentive plans	4,293	4,652
Repayment of long-term debt and finance lease liabilities	(4,131)	(52)
Purchase of an intangible asset	(3,000)	—
Net cash provided by financing activities	138,186	277,019

Effect of exchange rate changes on cash, cash equivalents and restricted cash	14,088	(337)

Net change in cash, cash equivalents and restricted cash	(69,179)	81,328
Cash, cash equivalents and restricted cash, beginning of period	603,024	401,425
Cash, cash equivalents and restricted cash, end of period	$533,845	$482,753

Supplemental schedule of non-cash investing and financing activities
Accrued property and equipment	$263	$549
Purchase of an equity investment	$4,438	$—
Purchase of an intangible asset	—	6,000

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

As of June 30, 2025, the Company had an accumulated deficit of $1.8 billion. The Company expects to incur substantial operating losses in future periods and will require additional capital to advance its drug candidates. The Company does not expect to generate significant revenue until the Company successfully completes significant drug development milestones or in collaboration with third parties, which the Company expects will take a number of years. In order to commercialize its drug candidates, the Company or its partners need to complete clinical development and comply with comprehensive regulatory requirements. The Company is subject to a number of risks and uncertainties similar to those of other companies of the same size within the biotechnology industry, such as the uncertainty of clinical trial outcomes, uncertainty of additional funding and a history of operating losses.

The Company has funded its operations to date primarily through the issuance of Class A common stock (see Note 8, “Common Stock” for additional details). Additionally, the Company has received payments from its strategic partnerships (see Note 9, “Collaborative Development Contracts” for additional details). Recursion will likely be required to raise additional capital. As of June 30, 2025, the Company did not have any unconditional outstanding commitments for additional funding. If the Company is unable to access additional funds when needed, it may not be able to continue the development of its products or the Company could be required to delay, scale back or abandon some or all of its development programs and other operations. The Company’s ability to access capital when needed is not assured and, if not achieved on a timely basis, could materially harm its business, financial condition and results of operations.

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

Recent Accounting Pronouncements

In July 2025, congress approved the One Big Beautiful Bill Act (OBBBA), which extends, with modifications, many of the expiring provisions of the Tax Cuts and Jobs Act (TCJA) and makes additional changes to tax laws and regulations. OBBBA includes a broad array of changes including new and modified incentives for business investment and Inflation Reduction Act (IRA) tax credits and various limits on business tax deductions. It also impacts the deduction of research and development costs and property, plant and equipment costs. Recursion is currently assessing the impact of the enactment on its consolidated financial statements.

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

Recursion is expensing the record purchases based on a contractually agreed price as “Research and Development” expenses in the Condensed Consolidated Statements of Operations as the records are downloaded. To the extent that the Recursion payments to Tempus are greater than or less than the records purchased amount, Recursion records the applicable amount to “Prepaid data assets” or “Accrued data liability” on the Condensed Consolidated Balance Sheet, respectively. The expense for the record purchases is $22.7 million and $49.9 million for the three and six months ended June 30, 2025, respectively. For the three and six months ended June 30, 2024, Recursion recorded $2.9 million of expense.

Accrued Expenses and Other Liabilities

	June 30,	December 31,
(in thousands)	2025	2024
Accrued compensation	$29,703	$50,853
Accrued development expenses	6,871	5,812
Accrued early discovery expenses	10,182	3,095
Accrued professional fees	2,215	787
Materials received not invoiced	1,537	1,590
Accrued license fees	3,000	3,000
Accrued other expenses	10,772	16,735
Accrued expense and other liabilities	$64,280	$81,872

Restructuring

In June 2025, Recursion announced a reduction in personnel program to help streamline the Company's operating strategy and post-integration efficiencies. These changes are expected to result in a workforce reduction of approximately 20%. The Company estimates that it will incur approximately $9.3 million in charges for the workforce reduction, consisting of severance payments and employee benefits. Recursion expects to incur all of these expenses in the year ending December 31, 2025. Recursion records these costs in “General and Administrative” on the Condensed Consolidated Statement of Operations as incurred. The following summarizes the activity related to these restructuring actions and the related accrual as of June 30, 2025:

(in thousands)
Balance as of December 31, 2024	$—
Expense	8,443
Payments	(3,902)
Balance as of June 30, 2025	$4,541

Interest Income, Net

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2025	2024	2025	2024
Interest income	$5,443	$3,266	$11,001	$7,313
Interest expense	(480)	(394)	(988)	(414)
Interest income, net	$4,963	$2,872	$10,013	$6,899

For the three and six months ended June 30, 2025 and 2024, interest income primarily related to earnings on cash and cash equivalents in money market funds. Interest expense primarily related to the Company’s supercomputer financing lease. Interest income, net was included in “Other income (loss), net” on the Condensed Consolidated Statements of Operations.

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

In the six months ended June 30, 2025, Recursion updated the deferred tax liabilities from the acquisition, which were incomplete as of December 31, 2024. As a result, Recursion adjusted the provisional deferred tax liabilities to reflect the additional information obtained about the facts and circumstances that existed as of the acquisition date. As a result, deferred tax liabilities and goodwill increased by $6.0 million.

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

Recursion’s consolidated statement of operations for the six months ended June 30, 2025 includes $12.7 million of revenue and $72.1 million of operating loss from Exscientia operations. As the business combination occurred in November 2024, Recursion is still finalizing the allocation of the purchase price to assets acquired and liabilities assumed. The preliminary purchase price allocation reflected in the June 30, 2025 balance sheet is based on the current best estimate of management and subject to change. The Company will finalize the amounts recognized as the information necessary to complete the analysis is obtained and management estimates are further refined. The primary areas subject to finalization are the valuation of intangible assets, right-of-use assets, property and equipment and the valuation of tax assets and liabilities. The Company expects to finalize the purchase price allocation soon but will do so no later than one year from the acquisition date. External specialists have been engaged to assist with certain elements of applying the acquisition method of accounting.

Pro forma financial information

The following pro forma summary presents consolidated revenue and earnings of Recursion as if the Exscientia business combination had occurred on January 1, 2023.

	Three months ended June 30, 2024	Six months ended June 30, 2024
(in thousands)
Revenue	$21,551	$43,595
Operating loss	$(183,423)	$(309,568)

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

Sale of Exscientia GmbH

In March 2025, Recursion completed the sale of its Austrian operations (Exscientia GmbH) to a newly formed company, Alpha Biotechnology GmbH (Alpha). As part of the sale, Recursion obtained a 49% equity interest in Alpha. Recursion entered into this transaction as part of focusing its efforts and moderating spend. Alpha is a company leveraging a patient-tissue platform for the development of precision therapeutics for the treatment of hematological and solid cancers. For the six months ended June 30, 2025, Recursion recorded a loss on the disposal of Exscientia GmbH of $4.5 million, which was classified as “Other income (loss), net” on the Condensed Consolidated Statement of Operations. Recursion also recorded a $4.4 million investment on the Condensed Consolidated Balance Sheet within “Other assets, non-current” related to its 49% equity interest in Alpha, which was determined to be an equity method investment.

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

For the six months ended June 30, 2025, Recursion entered into lease modifications and termination resulting in a decrease to the right-of-use asset and lease liability of $10.1 million. This impact included the lease surrender of the Vienna facilities of Exscientia GmbH in March, which resulted in a $5.2 million reduction to both the right-of-use asset and lease liability. In connection with this surrender, the Company also incurred a lease termination fee of $5.2 million, which was classified as “Other income (loss), net” on the Condensed Consolidated Statement of Operations. Additionally, the Company entered into a lease modification related to the Schrodinger leases to decrease the lease terms, which now ended during the second quarter of 2025. This resulted in a decrease to both the right-of-use asset and lease liability by $4.9 million. As a part of the lease modifications and termination, Recursion recorded leasehold impairments of $6.0 million.

For the six months ended June 30, 2024, Recursion entered into lease modifications and additions resulting in a increase to the right-of-use asset and lease liability of $13.7 million. The modifications had no impact to the Condensed Consolidated Statements of Operations.

Supplemental cash flow information related to leases were:

	Six months ended June 30,
(in thousands)	2025	2024
Cash paid for amount included in the measurement of lease liabilities:
Operating cash flows from operating leases	$9,957	$6,579
Operating cash flows from financing leases	951	—
Financing cash flows from financing leases	4,077	—

Right-of-use assets additions, modifications and termination:
Operating leases	$(10,084)	$13,738
Financing leases	—	29,547

Note 6.    Goodwill and Intangible Assets

Goodwill

The following table summarizes the changes in the carrying amount of goodwill:

(in thousands)
Balance as of December 31, 2024	$148,873
Additions	5,947
Foreign currency translation adjustments	9,450
Balance as of June 30, 2025	$164,270

No goodwill impairment was recorded during the three and six months ended June 30, 2025 and 2024.

Intangible Assets, Net

The following table summarizes intangible assets:

	June 30, 2025			December 31, 2024
(in thousands)	Gross carrying amount	Accumulated Amortization	Net carrying amount	Gross carrying amount	Accumulated Amortization	Net carrying amount
Definite-lived technology intangible assets	$240,206	$(46,854)	$193,352	$224,362	$(24,544)	$199,818
Definite-lived licensed intangible assets	11,618	(4,302)	7,316	9,350	(2,088)	7,262
Indefinite-lived intangible assets	140,651	—	140,651	128,775	—	128,775
Total intangible assets	$392,475	$(51,156)	$341,319	$362,487	$(26,632)	$335,855

Amortization expense was $12.3 million and $24.0 million during the three and six months ended June 30, 2025, respectively. Amortization expense was $3.9 million and $7.2 million during the three and six months ended June 30, 2024, respectively. Amortization expense was included in “Research and Development” and “Cost of Revenue” in the Condensed Consolidated Statements of Operations. No indefinite-lived intangible asset impairment charges were recorded during the three and six months ended June 30, 2025 and 2024.

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

Indemnification

The Company has agreed to indemnify its officers and directors for certain events or occurrences, while the officer or director is or was serving at the Company’s request in such capacity. The Company purchases directors and officers liability insurance coverage that provides for reimbursement to the Company for covered obligations and this is intended to limit the Company’s exposure and enable it to recover a portion of any amount it pays under its indemnification obligations. The Company had no liabilities recorded for these agreements as of June 30, 2025 and December 31, 2024, as no amounts were probable.

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

In April 2024, a putative class action complaint was filed in the U.S. District Court for the District of New Jersey against Exscientia plc, Andrew Hopkins, Ben R. Taylor and David Nicholson (Campanile v. Exscientia plc, Case No. 1:24-cv-05692). In June 2024, a separate complaint was filed against the same defendants in the U.S. District Court for the District of New Jersey (Case 1:24-cv-07181). Both complaints allege that the defendants violated federal securities laws by, among other things, making materially false and misleading statements regarding Exscientia’s business, operations and prospects. The complaints seek unspecified compensatory damages, as well as an award of reasonable attorneys’ fees and other costs, on behalf of persons and/or entities which purchased Exscientia securities between March 2022 and February 2024. The cases were consolidated and plaintiffs filed an amended complaint on November 11, 2024 against Exscientia plc, Andrew Hopkins and David Nicholson and the Company moved to dismiss on January 21, 2025. That motion remains pending. As of June 30, 2025, the Company had no liability recorded for these events as an unfavorable outcome was not probable.

In February 2021, the Company entered into a lease agreement for laboratory and office space (the Industry Lease) with Industry Office SLC, LLC (the landlord). In March 2023, the Company sent a letter to the landlord detailing numerous construction delays and irregularities, deficiencies and deviations from applicable structural drawings and/or non-conforming conditions with applicable building codes. On June 23, 2023, the landlord filed a lawsuit against the Company (Industry Office SLC, LLC v. Recursion Pharmaceuticals, Inc., Case No. 230904627) amended in October 2023, in the Third District Court for Salt Lake County, State of Utah (the Court), alleging anticipatory repudiation, breach of contract and breach of the implied covenant of good faith and fair dealing and seeks monetary damages and attorney’s fees. As of June 30, 2025, the Company had no liability recorded for these events as an unfavorable outcome was not probable.

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

Pledged Assets

As of June 30, 2025, assets pledged as collateral against finance leases totaled $21.5 million. Assets pledged as collateral are Lab Equipment reported in “Property and Equipment, net” on the Condensed Consolidated Balance Sheet. As of June 30, 2025, the liabilities associated with collateral pledged were solely comprised of a finance lease and had a carrying value of $22.6 million. The collateral pledged under the lease agreement may only be operated by the Company within the continental United States and must maintain a good title. The assets cannot be sold, disposed of or repledged by the Company.

Note 8. Common Stock

Each share of Class A common stock entitles the holder to one vote per share and each share of Class B common stock entitles the holder to 10 votes per share on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the Company’s Board of Directors. As of June 30, 2025 and December 31, 2024, no dividends had been declared.

At-The-Market Offering (Jefferies)

In August 2023, the Company entered into an Open Market Sales Agreement (the “Jefferies Sales Agreement”) with Jefferies LLC ( “Jefferies”), to provide for the offering, issuance and sale of up to an aggregate amount of $300.0 million of its Class A common stock from time to time in “at-the-market” (ATM) offerings. In February 2025, the Company terminated the Jefferies Sales Agreement. In total, the Company sold 26.8 million shares and received net proceeds of $199.1 million under the agreement through its termination. Of the total sales and net proceeds, the Company sold 4.9 million shares and received net proceeds of $36.9 million under the agreement in 2025, prior to its termination. The Company paid Jefferies a commission of up to 3% of the aggregate gross proceeds received from all sales of Class A common stock. The Jefferies ATM Offering was made under a prospectus supplement dated August 8, 2023 and related prospectus filed with the Securities and Exchange Commission pursuant to the Company’s automatically effective shelf registration statement on Form S-3ASR (Registration No. 333-264845).

At-The-Market Offering (Citi)

In February 2025, following the termination of the Jefferies Sales Agreement, the Company entered into a Sales Agreement (the Citi Sales Agreement) with Citigroup Capital Markets Inc. (Citi) to provide for the offering, issuance and sale of up to an aggregate amount of $500 million of its Class A common stock from time to time in “at-the-market” offerings (the Citi ATM Offering). As of June 30, 2025, an amount of $395.9 million remained available for future sales under the Sales Agreement. For the six months ended June 30, 2025, the Company has sold 22.3 million shares and received net proceeds of $104.1 million under the agreement. Recursion is not required to sell additional shares under the Citi Sales Agreement. The Company pays the Citi Sales Agent a commission of up to 3% of the aggregate gross proceeds received from all sales of Class A common stock less certain agreed credits and reimbursements. The Citi Sales Agreement continues until the earlier of selling all shares available under the Citi Sales Agreement or terminated by written notice from either of the parties. The Citi ATM Offering is being made under a prospectus supplement dated February 28, 2025 and related prospectus filed with the Securities and Exchange Commission pursuant to the Company’s automatically effective shelf registration statement on Form S-3 (Registration No. 333-284878).

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

Valence Acquisition Exchangeable Shares

In May 2023, in connection with the acquisition of Valence, the Company entered into an agreement to issue up to 5.9 million shares of Class A common stock (the “Exchangeable Shares”), that may be issued upon exchange, retraction or redemption of exchangeable shares of a subsidiary of Recursion. Each exchangeable share of the subsidiary of Recursion entitles the holder to exchange those shares on a one-for-one basis for Recursion’s Class A common stock. The shares are entitled to receive dividends economically equivalent to dividends declared by Recursion, are non-voting and are subject to customary adjustments for stock splits or other reorganizations. In addition, the Company may require all outstanding exchangeable shares to be exchanged into an equal number of Class A common stock upon the occurrence of certain events and at any time following the seventh anniversary of the closing of the Valence acquisition. The exchangeable shares are substantially the economic equivalent of the Class A shares and classified as common stock within the Company’s stockholders’ equity. The Company’s calculation of weighted-average shares outstanding includes the exchangeable shares. As of June 30, 2025, 5.0 million Exchangeable shares have been redeemed for Class A shares.

Registration Rights Agreements

Tempus agreement
In November 2023, in connection with the Tempus Agreement, the Company agreed to prepare and file a registration statement (or a prospectus supplement to an effective registration statement on Form S-3ASR that will become automatically effective upon filing with the SEC pursuant to Rule 462(e)) with the SEC, for resale of the shares of Class A common stock issued or issuable under the Tempus Agreement. A prospectus supplement to a registration statement (File No. 333-264845) was subsequently filed in December 2023 to register shares issued to Tempus for the initial license fee under the Tempus Agreement for resale. In December 2024, a prospectus supplement to a registration statement (File No. 333-264845) was filed to register shares issued to Tempus in payment for the 2024 annual fee. Such registration statement (File No. 333-264845) expired. A new registration statement (333-284878) was filed in February 2025 and a prospectus supplement covering all shares that have been issued under the Tempus Agreement and remained held by Tempus was filed in May 2025.

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

All Class B common stock is held by Christopher Gibson, Ph.D., the Company’s Chief Executive Officer (CEO), or his affiliates. As of June 30, 2025, Dr. Gibson and his affiliates held outstanding shares of Class B common stock representing approximately 14% of the voting power of the Company’s outstanding shares. This voting power may increase over time as Dr. Gibson vests in and exercises equity awards outstanding. If all the exchangeable equity awards held by Dr. Gibson had been fully vested, exercised and exchanged for shares of Class B common stock as of June 30, 2025, Dr. Gibson and his affiliates would hold approximately 14% of the voting power of the Company’s outstanding shares. As a result, Dr. Gibson will be able to significantly influence any action requiring the approval of Recursion stockholders, including the election of the Board of Directors; the adoption of amendments to the Company’s certificate of incorporation and bylaws; and the approval of any merger, consolidation, sale of all or substantially all of the Company’s assets, or other major corporate transaction.

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

Pricing
The Company received a $100.0 million non-refundable upfront payment. For the three months ended June 30, 2025, Recursion received a $7.0 million payment related to the achievement of a milestone for one of the performance obligations. The Company has also received multiple other milestone payments related to this agreement totaling approximately $30.0 million. These related to the advancement of several of the discovery programs within the collaboration and the addition of an existing Company program into the collaboration. Recursion is eligible for additional milestone payments based on performance progress of the collaboration and tiered royalties ranging from high-single-digits to mid-teens. Recursion could earn a maximum of $555.0 million from all research milestones and $1.8 billion from all development and regulatory milestones.

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

The Company has determined the transaction price to be $155.5 million, for the initial performance obligations, comprised of the upfront payment, several milestones that have been achieved and estimated additional target exercises. Prior to the three months ended June 30, 2025, Recursion had fully constrained the $7.0 million variable consideration milestone. Recursion is now recognizing the milestone as part of the transaction price over the completion period for the related performance obligation. Recursion has fully constrained the amounts of remaining variable consideration to be received from potential milestones considering the stage of development and the risks associated with the remaining development required to achieve each milestone. Recursion will re-evaluate the transaction price each reporting period.

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

Pricing
The Company received a $20.1 million non-refundable upfront payment. Recursion is eligible for additional milestone payments based on performance progress of the collaboration and tiered royalties from the mid-single-digits to low-double-digits. The Company could earn a maximum of $73.0 million for discovery, development and sales milestones per project.

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

Additional Revenue Disclosures

Of the revenue recognized during the three and six months ended June 30, 2025, $15.4 million and $30.2 million was included in the unearned revenue balance as of December 31, 2024, respectively. Of the revenue recognized during the three and six months ended June 30, 2024, $11.3 million and $25.0 million was included in the unearned revenue balance as of December 31, 2023, respectively. Revenue recognized was from the upfront and variable consideration payments received from the related contracts, which decreased the aggregate unearned revenue recognized. As of June 30, 2025, the Company had $5.9 million of costs incurred to fulfill a contract on its Condensed Consolidated Balance Sheet within “Other Current Assets.”

Unearned revenue was classified as short-term and long-term on the Condensed Consolidated Balance Sheets based on the Company’s estimate of revenue that will be recognized during the next twelve months.

Note 10. Stock-Based Compensation

In April 2021, the Board of Directors and the stockholders of the Company adopted the 2021 Equity Incentive Plan (the 2021 Plan). The Company may grant stock options, restricted stock units (RSUs), stock appreciation rights, restricted stock awards and other forms of stock-based compensation. As of June 30, 2025, 23.7 million shares of Class A common stock were available for grant in the 2021 plan. In November 2024, the Board of Directors and the stockholders of the Company adopted the 2024 Inducement Equity Incentive Plan (the 2024 Plan) as part of the Exscientia acquisition. See Note 4, “Acquisitions” for additional information. As of June 30, 2025, 10.4 million shares of Class A common stock were available for grant in the 2024 plan.

The following table presents the classification of stock-based compensation expense for employees and non-employees within the Condensed Consolidated Statements of Operations:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2025	2024	2025	2024
Cost of revenue	$814	$680	$3,764	$1,447
Research and development	14,089	8,281	31,889	15,947
General and administrative	10,898	6,997	25,737	14,074
Total	$25,801	$15,958	$61,390	$31,468

Stock Options

Stock options are primarily granted to executive leaders at the Company, generally vest over four years and expire no later than 10 years from the date of grant.

Stock option activity during the six months ended June 30, 2025 was as follows:

(in thousands except share data and per share amounts)	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2024	21,941,495	$5.40	7.9	$62,685
Granted	3,340,822	7.08
Cancelled	(1,594,508)	7.34
Exercised	(3,568,523)	1.26		19,738
Outstanding as of June 30, 2025	20,119,286	$6.42	7.6	$25,831
Exercisable as of June 30, 2025	10,219,329	$6.32	6.3	$18,417

The fair value of options granted to employees is calculated on the grant date using the Black-Scholes option valuation model. The weighted-average grant-date fair values of stock options granted during the six months ended June 30, 2025 and 2024 were $4.47 and $6.35, respectively.

The following weighted-average assumptions were used to calculate the grant-date fair value of stock options:

	Six months ended June 30,
	2025	2024
Expected term (in years)	5.5	6.2
Expected volatility	66%	65%
Expected dividend yield	—	—
Risk-free interest rate	4.0%	4.3%

As of June 30, 2025, $46.4 million of unrecognized compensation cost related to stock options is expected to be recognized as expense over approximately the next three years.

RSUs

Equity awards granted to employees primarily consist of RSUs and generally vest over four years. The weighted-average grant-date fair value of RSUs generally is determined based on the number of units granted and the quoted price of Recursion’s common stock on the date of grant.

The following table summarizes Recursion’s RSU activity during the six months ended June 30, 2025:

	Stock units	Weighted-average grant date fair value
Outstanding as of December 31, 2024	27,304,229	$7.47
Granted	2,612,350	6.80
Vested	(4,656,892)	7.66
Forfeited	(3,582,221)	7.81
Outstanding as of June 30, 2025	21,677,466	$7.29

The fair market value of RSUs vested was $109.8 million during the six months ended June 30, 2025. As of June 30, 2025, $145.8 million of unrecognized compensation cost related to RSUs is expected to be recognized as expense over approximately the next three years.

Note 11. Income Taxes

The Company did not record any U.S. income tax expense during the three and six months ended June 30, 2025 and 2024. The Company has historically incurred operating losses and maintains a full valuation allowance against its U.S. net deferred tax assets. Foreign taxes were insignificant during the three and six months ended June 30, 2025 and 2024.

The U.S. net operating losses (NOLs) and tax credit carry-forwards are subject to review and possible adjustment by the Internal Revenue Service (“IRS”) and may become subject to annual limitation due to ownership changes that occur under Section 382 of the Internal Revenue Code, as amended and similar state provisions. These ownership changes may limit the amount of carryforwards that can be utilized annually to offset future taxable income. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50% over a three-year period. As of December 31, 2024, the Company completed a Section 382 study and did not identify ownership changes that would subject its NOLs or tax credit carry-forwards to Section 382 limitations.

The Company files income tax returns in the United States, Canada and United Kingdom. The Company files state income tax returns in multiple states in the United States among others Utah, California and Massachusetts. The

Company is not currently under examination in any of these jurisdictions. The Company is subject to income tax examinations on all US federal and state returns since the 2017 tax return, Canadian income tax returns from the 2021 tax year and UK income tax returns from the 2020 year.

Note 12. Net Loss Per Share

For the three and six months ended June 30, 2025 and 2024, Recursion calculated net loss per share of Class A, Class B and the Exchangeable common stock. Basic net loss per share is computed using the weighted-average number of shares outstanding during the period. Diluted net loss per share is computed using the weighted-average number of shares and the effect of potentially dilutive securities outstanding during the period. Potentially dilutive securities consist of stock options and other contingently issuable shares. For periods presented in which the Company reports a net loss, all potentially dilutive shares are anti-dilutive and as such are excluded from the calculation. For the three and six months ended June 30, 2025 and 2024, the Company reported a net loss and therefore basic and diluted loss per share were the same.

The rights, including the liquidation and dividend rights, of the holders of the Company’s Class A, Class B and the Exchangeable common stock are identical, except with respect to voting. As a result, the undistributed earnings for each period are allocated based on the contractual participation rights of the Class A, Class B and the Exchangeable common stock as if the earnings for the period had been distributed. As the liquidation and dividend rights are identical, the undistributed earnings are allocated on a proportionate basis and the resulting amount per share for Class A, Class B and the Exchangeable common stock was the same during the three and six months ended June 30, 2025 and 2024.

The following tables set forth the computation of basic and diluted net loss per share of Class A, Class B and Exchangeable common stock:

	Three months ended June 30,		Six months ended June 30,
(in thousands, except share amounts)	2025	2024	2025	2024
Numerator:
Net loss	$(171,897)	$(97,540)	$(374,384)	$(188,913)
Denominator:
Weighted average common shares outstanding	417,361,147	242,196,409	410,268,199	239,107,879
Net loss per share, basic and diluted	$(0.41)	$(0.40)	$(0.91)	$(0.79)

The Company excluded the following potential common shares from the computation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Stock based compensation	7,273,308	7,840,123	9,658,580	9,230,517
Tempus agreement	6,286,466	6,694,934	6,286,466	6,694,934
Total	13,559,774	14,535,057	15,945,046	15,925,451

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

The following tables summarize the Company’s assets and liabilities that are measured at fair value on a recurring basis:

		Basis of fair value measurement
(in thousands)	June 30, 2025	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents:
Cash	$304,288	$304,288	$—	$—
Money market funds	220,822	220,822	—	—
Restricted cash	8,735	8,735	—	—
Total assets - cash and cash equivalents	$533,845	$533,845	$—	$—

	December 31, 2024	Basis of fair value measurement
(in thousands)		Level 1	Level 2	Level 3
Assets
Cash and cash equivalents:
Cash	$198,050	$198,050	$—	$—
Money market funds	235,812	235,812	$—	$—
Bank deposits	160,487	160,487	—	—
Restricted cash	8,675	8,675	—	—
Total assets - cash and cash equivalents	$603,024	$603,024	$—	$—

In addition to the financial instruments that are recognized at fair value on the Condensed Consolidated Balance Sheet, the Company has certain financial instruments that are recognized at amortized cost or some basis other than fair value. The carrying amount of these instruments are considered to be representative of their approximate fair values.

The following tables summarize the Company’s financial instruments that are not measured at fair value:

	Book values		Fair values
(in thousands)	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024
Liabilities
Notes payable and financing lease liabilities, current	$8,752	$8,425	$8,752	$8,425
Notes payable and financing lease liabilities, non-current	14,196	19,022	14,196	19,022
Total liabilities	$22,948	$27,447	$22,948	$27,447

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

The following table presents Recursion’s segment net loss:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2025	2024	2025	2024
Revenue	$19,223	$14,417	$33,968	$28,211

Significant segment expenses
Salaries	83,037	50,298	166,591	100,656
Consumables	29,121	19,016	83,798	34,757
Platform	13,792	2,889	22,557	4,772
Discovery	15,380	7,931	21,667	15,740
Clinical development	11,960	10,348	22,524	22,916
Depreciation and amortization	26,185	8,968	45,516	16,345
Other segment items	15,975	15,510	38,910	29,908
Loss from operations	176,227	100,543	367,595	196,883
Other non-operating income (loss), net	4,330	2,480	(6,947)	6,668
Income tax benefit	—	523	158	1,302
Total segment loss	$171,897	$97,540	$374,384	$188,913

Supplemental asset information
Total expenditures for additions to long-lived assets	$2,266	$1,651	$5,244	$8,384

Additional Segment Disclosures

Recursion’s operating revenues are attributed to the following geographic areas based on the location the services are performed:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2025	2024	2025	2024
United States	$11,793	$14,404	$21,275	$27,895
United Kingdom	7,310	—	12,646	—
Total	$19,103	$14,404	$33,921	$27,895

Recursion generates revenue primarily from a single service, research and development services, therefore, the Company does not report additional information on revenue from external customers.

Recursion’s long-lived assets are attributed to the following geographic areas based on their location:

(In thousands)	June 30, 2025	December 31, 2024
United States	$71,039	$78,471
United Kingdom	46,364	56,332
Canada	2,635	2,631
Other	—	3,629

Note 15. Subsequent Event

In July 2025, Recursion entered into a membership interest purchase agreement (the Purchase Agreement) to acquire Rallybio Corporation’s (“Rallybio”) full interest in Recursion and Rallybio’s joint ENPP1 inhibitor program (REC-102) and an associated backup molecule for the treatment of hypophosphatasia (HPP), a rare and debilitating genetic disorder through the purchase of Rallybio’s interest in Re Ventures I, LLC. Rallybio received certain payments, including 1.5 million shares of Recursion’s Class A common stock, and may receive a contingent equity payment of $12.5 million upon the initiation of additional preclinical studies and a $5.0 million milestone payment in connection with the initiation of dosing in a Phase 1 clinical study. Rallybio is also eligible to receive low single-digit royalties on all future net sales by Recursion. In addition, Rallybio may be eligible to receive certain payments in the event of Recursion’s sale of the REC-102 program.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion and analysis of the financial condition of Recursion Pharmaceuticals, Inc. (Recursion, the Company, we, us or our) and the results of operations. This commentary should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and accompanying notes appearing in Item 1, “Financial Statements” and the Company’s audited consolidated financial statements and accompanying notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Annual Report on Form 10-K for the year ended December 31, 2024 (the 2024 Annual Report). This discussion, particularly information with respect to our future results of operations or financial condition, business strategy and plans and objectives of management for future operations, includes forward-looking statements that involve risks and uncertainties as described under the heading "Note About Forward-Looking Statements" in this Quarterly Report on Form 10-Q. You should review the disclosure under the heading "Risk Factors" in the 2024 Annual Report and in our subsequent Quarterly Reports on Form 10-Q, including this Quarterly Report on Form 10-Q, for a discussion of important factors that could cause our actual results to differ materially from those anticipated in these forward-looking statements. We assume no obligation to revise or publicly release any revision to any forward-looking statements contained in this Quarterly Report on Form 10-Q, unless required by law.

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
•Recursion has achieved a significant scale with respect to its scientific, technological and business endeavors. With over 5 high potential clinical and pre-clinical programs across oncology and rare disease indications, four of the largest discovery partnerships in the biopharma industry with Roche-Genentech, Sanofi, Bayer and Merck KGaA and over four technology and data-focused partnerships, Recursion is on the precipice of demonstrating the potential of technology-driven approaches to increase speed, quality and scalability of drug discovery.

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

Summary of Business Highlights

Portfolio - Internal and Partnered Programs

Internal Pipeline Updates:
•REC-1245 (RBM39): Recursion provided updates on the biomarker strategy and patient population currently enrolling in the ongoing Phase 1/2 DAHLIA study.
◦About REC-1245
◦Potential first-in-class oral RBM39 degrader that selectively impairs alternative splicing to silence multiple DDR pathways, leading to high replication stress.
◦Characterized to selectively mimic the phenotype associated with CDK12 loss of function using Recursion’s AI-powered maps of human biology.
◦Update on target patient population
◦Early preclinical data shows REC-1245 reduces viability in tumors characterized by replication stress and DNA repair vulnerabilities (DDR defects) across multiple solid tumor types, including MSI-H/dMMR, HRR altered cancers, and other tumors.
◦Multi‑omic profiling underway to refine the molecular signature of sensitivity.
◦Additional DAHLIA trial details

◦Monotherapy dose-escalation of Phase 1/2 DAHLIA trial in patients with advanced solid tumors ongoing.
◦Early safety and PK data from the Phase 1 dose-escalation portion on track for 1H26.
•REC-617 (CDK7): Recursion initiated a combination dose escalation portion of the ELUCIDATE Phase 1/2 trial in 1H25.
◦About REC-617
◦Orally bioavailable, highly potent, and selective CDK7 inhibitor with best-in-class potential.
◦Precision-designed using Recursion’s generative AI and active learning platform to optimize for non-covalent binding and ADME/PK, potentially delivering a broader therapeutic window, reduced off-target effects, and enhanced absorption.
◦Early Phase 1/2 results demonstrated promising safety and efficacy signals, including a durable partial response in a late-stage metastatic ovarian cancer patient and stable disease across four other patients with solid tumors (e.g. CRC, NSCLC).
◦Update on target patient population
◦Based on early clinical, preclinical, and causal AI modeling data, Recursion selected ovarian cancer as the initial combination dose expansion cohort.
◦Additional ELUCIDATE combination trial details
◦REC-617 in combination with standards of care in 2L+ platinum-resistant ovarian cancer population. Enrollment activities have been initiated.
◦Additional tumor types and therapies for single-arm expansion cohorts under evaluation.
◦Additional data from monotherapy dose-escalation on-track for 2H25.
◦REC-102 (ENPP1): Acquired full rights to REC-102, Recursion’s ENPP1 inhibitor for the treatment of hypophosphatasia (HPP), from its joint venture with Rallybio.
▪REC-102 is the first potential oral disease-modifying treatment for HPP, a rare and debilitating genetic disorder with limited treatment options.
▪Additional preclinical data from the REC-102 program will be presented at the 2025 American Society for Bone and Mineral Research (ASMBR), being held in Seattle, WA.
•A poster titled Amelioration of osteomalacia in late-onset HPP mice via pharmacological inhibition of ENPP1 is scheduled for presentation on September 6, 2025 between 2:00 PM - 3:30 PM PT, during the Basic and Translational session.
▪Phase 1 initiation remains on-track for 2H26.

Upcoming milestones:
•REC-4881 (MEK1/2): Additional data in FAP from TUPELO expected in 2H25.
•REC-617 (CDK7): Additional monotherapy data expected in 2H25.
•REC-7735 (PI3Kα H1047R): Preclinical studies ongoing with development candidate expected in 2H25.
•REC-1245 (RBM39): Early Phase 1 safety and PK monotherapy data expected in 1H26.
•REC-3565 (MALT1): Early Phase 1 safety and PK monotherapy data expected in 2H26.
•REC-102 (ENPP1): Phase 1 initiation expected in 2H26.
•Potential for over $100 million in partnership milestones by the end of 2026.
◦Several programs are advancing towards potential development candidate designation over the next 12-15 months.
◦Multiple neuroscience target validation programs advancing by leveraging the RecursionOS.
Partnered Discovery Updates:
•Sanofi: Recursion and Sanofi continue to advance multi-target collaboration for up to 15 best-in-class or first-in-class programs across oncology and immunology, with $130 million in upfront and milestone payments achieved to date. Each program has the potential for over $300 million in milestone payments.
◦In 2Q, achieved a $7 million milestone payment for an immunology program. Under the collaboration, this is the fourth partnered program reaching a significant discovery milestone in 18 months.
◦Sanofi is now leveraging combined RecursionOS 2.0, including phenomics, to identify new program opportunities.
◦Several programs are advancing towards potential development candidate designation over the next 12-15 months.
•Roche and Genentech: Recursion continues to make meaningful progress on both building additional neuromaps and driving target validation and small molecule programs in a single GI oncology indication.

◦Neuro: To date, the collaboration has built a whole-genome knockout phenomap derived from over one trillion iPSC-derived neural cells, alongside around 5,000 transcriptomes representing approximately 171 TB of data.
▪Potential neuroscience targets have been identified for validation from the map, and today multiple novel target validation programs are advancing leveraging the RecursionOS and Genentech’s biological expertise.
▪Building additional neuromaps, including multi-modal maps, combining Roche and Genentech's expertise in single cell screens with Recursion’s and Genentech’s multi-omic machine learning capabilities.
◦GI-Oncology: To date, Recursion has generated all whole genome scale and small molecule GI-oncology specific phenomaps contemplated in the partnership, from which both novel target and small molecule programs can be surfaced.
◦One optioned program continues to advance toward lead series.
◦Focused on advancing multiple novel target and/or compound programs.
•Bayer: Recursion and Bayer have nominated multiple early discovery precision oncology programs against previously “undruggable” targets. Work is underway to advance multiple programs to lead series milestone decisions.
•Merck KgAa, Darmstadt, Germany: Collaboration ongoing to identify first-in-class and best-in-class targets.

Platform

Recursion OS 2.0: The platform is continuing to drive program development with applications across biology, chemistry and clinical development.
•Actively expanding the Virtual Cell to understand and predict cellular behavior across a wider range of biology.
◦Boltz-2 open source model released with MIT and Nvidia to commoditize state of the art performance for binding affinity prediction approaching the accuracy of physics-based free energy perturbation (FEP) calculations while being over 1,000 times faster and less computationally expensive. The open source tool has been downloaded by over 40,000 unique users to date.
◦Incorporating diverse cell types beyond HUVEC and disease areas beyond oncology, to discover more novel biology and new medicines.
•Recursion continues to expand its ClinTech platform, integrating high-quality, linked patient datasets like Tempus, HealthVerity, and Helix to strengthen programs, bolster preclinical and early clinical data to select patients (e.g., for REC-617), and optimize recruitment.

Business updates:
Total restructuring costs for the six months ended June 30, 2025 and 2024, were $8.8 million and $1.1 million, respectively. These were driven primarily by our June 2025 announced program. See Note 3, “Supplemental Financial Information” to the Condensed Consolidated “Financial Statements for additional details.

Financing and Operations

Since 2023, our financing and operations activities include the following: In July 2023, we issued an aggregate of 7.7 million shares of our Class A common stock at a purchase price of $6.49 per share in the 2023 Private Placement with NVIDIA Corporation for net proceeds of approximately $49.9 million. In August 2023, we entered into an Open Market Sales Agreement with Jefferies LLC to provide for the offering, issuance and sale of up to an aggregate amount of $300.0 million of its Class A common stock. The Company sold 26.8 million shares and received net proceeds of $199.1 million under the agreement. In June 2024, we issued an aggregate of 35.4 million shares of our Class A common stock at a purchase price of $6.50 per share and received net proceeds of $216.4 million, after deducting transaction costs of $13.6 million. See Note 8, “Common Stock” to the Condensed Consolidated Financial Statements for additional information on the public offering. In September 2024, we received a Phenomap acceptance fee of $30.0 million from our collaboration with Roche. In February 2025, the Company terminated the Sales Agreement with Jefferies LLC and entered into a Sales Agreement with Citigroup Capital Markets Inc., to provide for the offering, issuance and sale of up to an aggregate amount of 500.0 million of its Class A common stock. As of June 30, 2025, an amount of $395.9 million remained available for future sales under the Sales Agreement. For the six months ended June 30, 2025, the Company has sold 22.3 million shares and received net proceeds of $104.1 million under the agreement.

We use the capital we have raised to fund operating and investing activities across platform research operations, drug discovery, clinical development, digital and other infrastructure, creation of our portfolio of intellectual property and administrative support. We do not have any products approved for commercial sale and have not generated any revenues from product sales. We had cash and cash equivalents of $525.1 million as of June 30, 2025. Based on our current operating plan, we believe that our cash and cash equivalents will be sufficient to fund our operations for at least the next twelve months.

Since inception, we have incurred significant operating losses. Our net losses were $171.9 million and $374.4 million during the three and six months ended June 30, 2025, respectively. Our net losses were $97.5 million and $188.9 million during the three and six months ended June 30, 2024, respectively. As of June 30, 2025, our accumulated deficit was $1.8 billion.

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

Results of Operations

The following table summarizes our results of operations:

(in thousands, except percentages)	Three months ended June 30,		Change		Six months ended June 30,		Change
	2025	2024	$	%	2025	2024	$	%
Revenue
Operating revenue	$19,103	$14,404	$4,699	33%	$33,921	$27,895	$6,026	22%
Grant revenue	120	13	107	>100%	47	316	(269)	(85)%
Total revenue	19,223	14,417	4,806	33%	33,968	28,211	5,757	20%

Operating costs and expenses
Cost of revenue	20,161	9,199	10,962	>100%	41,990	20,365	21,625	>100%
Research and development	128,636	73,928	54,708	74%	258,269	141,488	116,781	83%
General and administrative	46,653	31,833	14,820	47%	101,304	63,241	38,063	60%
Total operating costs and expenses	195,450	114,960	80,490	70%	401,563	225,094	176,469	78%

Loss from operations	(176,227)	(100,543)	(75,684)	75%	(367,595)	(196,883)	(170,712)	87%
Other income (loss), net	4,330	2,480	1,850	75%	(6,947)	6,668	(13,615)	n/m
Loss before income tax benefit	(171,897)	(98,063)	(73,834)	75%	(374,542)	(190,215)	(184,327)	97%
Income tax benefit	—	523	(523)	(100)%	158	1,302	(1,144)	(88)%
Net loss	$(171,897)	$(97,540)	$(74,357)	76%	$(374,384)	$(188,913)	$(185,471)	98%
n/m = Not meaningful

Revenue

The following table summarizes our components of revenue:

	Three months ended June 30,		Change		Six months ended June 30,		Change
(in thousands, except percentages)	2025	2024	$	%	2025	2024	$	%
Revenue
Operating revenue	$19,103	$14,404	$4,699	33%	$33,921	$27,895	$6,026	22%
Grant revenue	120	13	107	n/m	47	316	(269)	(85)%
Total revenue	$19,223	$14,417	$4,806	33%	$33,968	$28,211	$5,757	20%

n/m = Not meaningful

Operating revenue is generated through research and development agreements derived from strategic alliances. We are entitled to receive variable consideration as certain milestones are achieved. The timing of revenue recognition is not directly correlated to the timing of cash receipts.

For the three and six months ended June 30, 2025, the increase in revenue compared to prior period was due to the timing of projects from the Company’s Sanofi, Roche and Merck KGaA, Darmstadt, Germany collaborations.

Cost of Revenue

The following table summarizes our cost of revenue:

(in thousands, except percentages)	Three months ended June 30,		Change		Six months ended June 30,		Change
	2025	2024	$	%	2025	2024	$	%
Total cost of revenue	$20,161	$9,199	$10,962	>100%	$41,990	$20,365	$21,625	>100%

Cost of revenue consists of the Company’s costs to provide services for drug discovery required under performance obligations with partnership customers. These primarily include materials costs, service hours performed by our employees and depreciation of property and equipment.

For the three and six months ended June 30, 2025, the change in cost of revenue compared to prior period was due to our Exscientia acquisition for which our results now also include additional customers.

Research and Development

The following table summarizes our components of research and development expense:

(in thousands, except percentages)	Three months ended June 30,		Change		Six months ended June 30,		Change
	2025	2024	$	%	2025	2024	$	%
Research and development expense
Platform	$80,023	$32,821	$47,202	>100%	$148,774	$58,734	$90,040	>100%
Discovery	22,586	15,540	7,046	45%	43,436	32,182	11,254	35%
Clinical	19,568	14,709	4,859	33%	37,125	31,306	5,819	19%
Stock based compensation	14,089	8,579	5,510	64%	31,889	16,574	15,315	92%
UK R&D tax credit	(2,064)	—	(2,064)	n/m	(4,345)	—	(4,345)	n/m
Other	(5,566)	2,279	(7,845)	n/m	1,390	2,692	(1,302)	(48)%
Total research and development expense	$128,636	$73,928	$54,708	74%	$258,269	$141,488	$116,781	83%
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
•certain cash refundable research and development tax credits including the research and development expenditure credit (RDEC) in the United Kingdom.

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

For the three months ended June 30, 2025, the increase in research and development expenses compared to the prior period was primarily driven by Tempus record purchases of $22.7 million, the inclusion of Exscientia’s results of $29.6 million and increased personnel costs.

For the six months ended June 30, 2025, the increase in research and development expenses compared to the prior period was primarily driven by Tempus record purchases of $46.9 million, the inclusion of Exscientia’s results of $55.5 million and increased personnel costs.

General and Administrative Expense

The following table summarizes our general and administrative expense:

(in thousands, except percentages)	Three months ended June 30,		Change		Six months ended June 30,		Change
	2025	2024	$	%	2025	2024	$	%
Total general and administrative expense	$46,653	$31,833	$14,820	47%	$101,304	$63,241	$38,063	60%

We expense general and administrative costs as incurred. General and administrative expenses consist primarily of salaries; including employee benefits and stock-based compensation. General and administrative expenses also include facilities, depreciation, information technology, professional fees for auditing and tax, legal fees for corporate and patent matters and insurance costs.

For the three months ended June 30, 2025, the increase in general and administrative expense compared to prior period was primarily driven by the inclusion of Exscientia’s results of $4.6 million, an increase in salaries and wages of $2.8 million and severance expenses related to the June 2025 program of $8.4 million.

For the six months ended June 30, 2025, the increase in general and administrative expense compared to prior period was primarily driven by the inclusion of Exscientia’s results of $12.4 million, an increase in salaries and wages of $12.9 million and severance expenses related to the June 2025 program of $8.4 million.

Other Income (Loss), Net

The following table summarizes our components of other income (loss), net:

(in thousands, except percentages)	Three months ended June 30,		Change		Six months ended June 30,		Change
	2025	2024	$	%	2025	2024	$	%
Interest income	5,443	3,266	2,177	66.7%	11,001	7,313	3,688	50.4%
Interest expense	(480)	(394)	(86)	21.8%	(988)	(414)	(574)	>100%
Other	(633)	(392)	(241)	61.5%	(16,960)	(231)	(16,729)	n/m
Other income (loss), net	$4,330	$2,480	$1,850	74.6%	$(6,947)	$6,668	$(13,615)	n/m
n/m = Not meaningful

For the three months ended June 30, 2025, the increase in other income (loss), net compared to prior period related to an increase in interest income driven by our increase in earnings on cash and cash equivalents in money market funds.

For the six months ended June 30, 2025, the decrease in other income (loss), net compared to prior period related to our loss on disposal of Exscientia GmbH of $4.5 million and our Vienna lease termination fee of $5.2 million.

Liquidity and Capital Resources

Sources of Liquidity

We have not yet commercialized any products and do not expect to generate revenue from the sales of any product candidates for at least several years. Cash and cash equivalents totaled $525.1 million and $594.3 million as of June 30, 2025 and December 31, 2024, respectively.

We have incurred operating losses and experienced negative operating cash flows and we anticipate that the Company will continue to incur losses for at least the foreseeable future. Our net loss was $171.9 million and $374.4 million during the three and six months ended June 30, 2025, respectively. Our net loss was $97.5 million and $188.9 million during the three and six months ended June 30, 2024, respectively. As of June 30, 2025, we had an accumulated deficit of $1.8 billion.

Since 2023, we have financed our operations primarily through Class A common stock issuances. As of June 30, 2025, we have received net proceeds of $569.5 million from Class A common stock issuances. See Note 8, “Common Stock” to the Condensed Consolidated Financial Statements for additional details on Class A common stock issuances. Additionally, as of June 30, 2025, we have received proceeds of $44.0 million from our strategic partnerships. See Note 9, “Collaborative Development Contracts” to the Condensed Consolidated Financial Statements for additional details on the strategic partnerships.

Cash Flows

The following table is a summary of the Condensed Consolidated Statements of Cash Flows for each of the periods presented below:

	Six months ended June 30,
(in thousands)	2025	2024
Cash used in operating activities	$(208,375)	$(184,519)
Cash used in investing activities	(13,078)	(10,835)
Cash provided by financing activities	138,186	277,019

Operating Activities
Cash used by operating activities increased during the six months ended June 30, 2025 as a result of higher costs incurred for research and development and general and administrative due to the Company’s acquisition of Exscientia. This included Exscientia GmbH disposal related payments of $9.7 million and severance payments of $10.4 million. See Note 4, “Acquisitions” to the Consolidated Financial Statements for additional details related to the Exscientia acquisition and Exscientia GmbH disposal.

Cash used by operating activities increased during the six months ended June 30, 2024 as a result of higher costs incurred for research and development and general and administrative due to the Company’s expansion and upgraded capabilities.

Investing Activities
Cash used by investing activities during the six months ended June 30, 2025 consisted of the disposal of Exscientia GmbH of $4.4 million and property and equipment purchases of $5.0 million.

Cash used by investing activities during the six months ended June 30, 2024 consisted primarily of purchases of property and equipment of $7.8 million, which included $2.9 million for a project to upgrade the BioHive -2 supercomputer and $2.7 million for lab equipment purchases. Additionally, investing activities included the purchase of an intangible asset of $3.0 million from Helix.

Financing Activities

Cash provided by financing activities during the six months ended June 30, 2025 primarily included proceeds of $141.0 million from common stock issuances. Financing outflows included a $3.0 million payment for the purchase of an intangible asset that was not soon after the purchase.

Cash provided by financing activities during the six months ended June 30, 2024 primarily included proceeds of $272.4 million from common stock issuances. Financing cash inflows also included proceeds from equity incentive plans of $4.7 million.

Critical Accounting Estimates and Policies

A summary of the Company’s significant accounting estimates and policies is included in Note 2, “Summary of Significant Accounting Policies” in our 2024 Annual Report. There were no significant changes in the Company’s application of its critical accounting policies during the six months ended June 30, 2025.

Recently Issued and Adopted Accounting Pronouncements

See Note 2, “Basis of Presentation” in Item 1 of this Quarterly Report on Form 10-Q for information regarding recently issued and adopted accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are exposed to market risk related to changes in interest rates on our investment portfolio of cash and cash equivalents. As of June 30, 2025, our cash and cash equivalents consisted of money market funds. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in interest rates. A hypothetical 100 basis point decrease in interest rates as of June 30, 2025, would have an insignificant effect on net loss in the ensuing year.

Foreign Currency Exchange Risk

Our employees and our operations are primarily located in the United States, United Kingdom and Canada and our expenses are primarily denominated in U.S. dollars, Great British pounds and Canadian dollars. We also have entered into a limited number of contracts with vendors for research and development services that have underlying payment obligations denominated in foreign currencies. We are subject to foreign currency transaction gains or losses on our contracts denominated in foreign currencies. To date, foreign currency transaction gains and losses have not been material to our financial statements and we do not have a formal hedging program with respect to foreign currency. A 10% increase or decrease in current exchange rates would have an insignificant effect on our financial results during the three and six months ended June 30, 2025 and 2024.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

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

Our management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives as management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2025, our disclosure controls and procedures were ineffective due to the material weakness in internal control over financial reporting disclosed in Part II, Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2024.

Remediation of Material Weaknesses

The following remediation actions have been taken as of June 30, 2025 related to the material weakness for estimated costs and time to completion and controls to validate the completeness and accuracy of data used to calculate revenue and unearned revenue related to our license agreement:

•Improvement of documentation procedures regarding specific inquiries related to the cost model used for revenue recognition and the resulting responses
•Improvement of documentation for the review of changes in cost model due to responses from inquiries
•Provided additional documentation for internal reports to validate and support completeness and accuracy of reports
•Improvement of documentation of these processes was done with the input of our third-party consultants who continue to be involved in the design and enhancement of the revenue recognition policies and procedures

The following remediation actions have been taken as of June 30, 2025 related to the material weakness for the acquired Exscientia business:

•Improvement of documentation of key processes and controls in the financial statement close process, including considerations around segregation of duties
•Improvement of documentation of key processes and controls related to information technology general controls that are significant to the financial statement close processes
•On-going integration of Exscientia’s operations into our overall system of internal control over financial reporting

While significant progress has been made to enhance our internal control over financial reporting, Recursion is still designing, implementing and testing these processes, procedures and controls.

We believe the above actions will be effective in remediating the material weaknesses described above. However, the material weaknesses cannot be considered remediated until controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. As such, we were unable to conclude that the material weaknesses have been remediated as of June 30, 2025.

Changes in Internal Control Over Financial Reporting

For the three months ended June 30, 2025, management was in the process of integrating the internal controls of the acquired business (Exscientia) into Recursion's existing operations as part of planned integration activities. There were no other changes in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. For a detailed discussion of the risks that affect our business. Please refer to the sections titled Part I, Item 1A. “Risk Factors” of our 2024 Annual Report and Part II, Item 1A. “Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025.

The risk factors set forth below represent new risk factors or those containing changes to the similarly titled risk factor included in the sections titled “Risk Factors” in Part I, Item 1A. of our 2024 Annual Report and Part II, Item 1A. “Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025.

RISKS RELATED TO OUR OPERATIONS/COMMERCIALIZATION

Changes in tax laws or regulations that are applied adversely to us or disagreements between us and tax authorities regarding the application of existing tax laws or regulations may have a material adverse effect on our business, cash flow, financial condition or results of operations.

New income, sales, use or other tax laws or regulations could be enacted at any time, which could affect our tax profile and our business and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, the Tax Cuts and Jobs Act of 2017 (TCJA) eliminated the option to deduct research and development expenditures currently and requires taxpayers to capitalize and amortize them over five or fifteen years pursuant to Code Section 174, beginning in 2022. In July 2025, the “One Big Beautiful Bill Act” (OBBBA) was signed into law, which suspended the research and development amortization requirement of TCJA with respect to domestic expenses, permitting the full deduction of domestic research and development expenses in the year they are incurred for tax years 2025 through 2029. Further, the Inflation Reduction Act of 2022 (IRA), among other changes, imposes a one-percent excise tax on stock repurchases made on or after January 1, 2023. Any further changes in tax laws or regulations that are applied adversely to us could have a material adverse effect on our business, cash flow, financial condition or results of operations.

A tax authority may disagree with tax positions that we take, and may take the position that tax liabilities, interest and penalties, which could be material, are payable by us. Contesting such an assessment may be lengthy and costly and if we were unsuccessful in disputing the assessment, the implications could increase our anticipated effective tax rate, where applicable.

RISKS RELATED TO GOVERNMENT REGULATION

Increasing scrutiny and changing expectations from governments, regulators, and third-parties relating to environmental, social and governance (ESG) policies and practices may cause us to incur additional costs, expose us to additional risks or impact our reputation.

In recent years, there has been increasing public focus and scrutiny from certain investors, employees and other stakeholders concerning corporate responsibility, specifically related to ESG factors. In addition to the changing rules and regulations related to ESG matters imposed by governmental and self-regulatory organizations, a variety of third-party organizations, institutional investors and customers evaluate the performance of companies on ESG topics, and the results of these assessments are widely publicized. These changing rules, regulations and stakeholder expectations have resulted in, and are likely to continue to result in, increased general and administrative expenses and increased management time and attention spent complying with or meeting such regulations and expectations. Reduced access to or increased cost of capital may occur as financial institutions and investors increase expectations related to ESG matters. Third-party providers of ESG ratings and reports on companies have increased in number, resulting in varied and, in some cases, inconsistent standards and frameworks. Topics considered in such assessments include, among others, our efforts and impacts with respect to climate change; diversity, equity and inclusion (DEI); and the role of our board of directors in supervising various sustainability issues.

Developing and acting on initiatives within the scope of ESG, and collecting, measuring and reporting ESG-related information and metrics can be costly, difficult, and time consuming and is subject to evolving reporting standards. We may also communicate certain initiatives and goals, regarding environmental matters, diversity, social investments and other ESG-related matters, in our SEC filings or in other public disclosures. These initiatives and goals within the scope of ESG could be difficult and expensive to implement, the technologies needed to implement them may not be cost effective and may not advance at a sufficient pace, and we could be criticized for the accuracy, adequacy or completeness of the disclosure. Furthermore, statements about our ESG-related initiatives and goals, and progress against those goals, may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve and assumptions that are subject to change in the future. In addition, we could be criticized for the scope or nature of such initiatives or goals, or for any revisions to these goals. If our ESG-related data, processes and reporting are incomplete or inaccurate, or if we fail to achieve progress with respect to our goals, including our previously announced commitments to reduce greenhouse gas emissions, within the scope of ESG on a timely basis, or at all, our reputation, business, financial performance and growth could be adversely affected. In addition, in recent years “anti-ESG” sentiment has gained momentum across the U.S., with several states and Congress having proposed or enacted “anti-ESG” policies, legislation, or initiatives or issued related legal opinions, and the President having recently issued an executive order opposing DEI initiatives in the private sector. Such anti-ESG and anti-DEI-related policies, legislation, initiatives, litigation, legal opinions, and scrutiny could result in our facing additional compliance obligations, becoming the subject of investigations and enforcement actions, or sustaining reputational harm.

If our business practices do not meet evolving investor, government agency or other stakeholder expectations and standards with respect to ESG, then our reputation, our ability to attract or retain employees and the market price of our securities could be negatively impacted. New governmental regulations could result in new directives and new or more stringent forms of ESG oversight and disclosures which may lead to increased expenditures for sustainability initiatives, which in turn could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common stock to decline.

RISKS RELATED TO EMPLOYEE MATTERS AND MANAGING GROWTH

We have recently undertaken a cost reduction plan, and may do so again in the future. The assumptions underlying these activities may prove to be inaccurate, or we may fail to achieve the expected benefits therefrom.

As part of our strategic positioning to reduce costs and adapt to regulatory policy uncertainty, we announced in June 2025 a cost reduction plan to promote the long-term sustainability and scalability of the Company. As part of this plan, we have reduced our workforce. This reduction in force, and any other future reductions, and the attrition that may occur following them, result in the loss of institutional knowledge and expertise and the reallocation and combination of certain roles and responsibilities across the organization, all of which could adversely affect our operations. These actions and other additional measures we might take to reduce costs could strain our workforce, divert management attention, yield attrition beyond our intended reduction in force, reduce employee morale, cause us to delay, limit, reduce or eliminate certain development plans or otherwise interfere with our ability to operate and grow our business effectively, each of which could have an adverse impact on our business, operating results and financial condition. We may not complete the current or any cost reduction plan on the anticipated timetable, and even if successfully completed, we may not achieve the anticipated cost savings, operating efficiencies or other benefits of such activities.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(a) Sales of Unregistered Securities

Stock Option Exercises

For the six months ended June 30, 2025, we issued 46,400 shares of our Class A common stock to our employees, directors, advisors and consultants upon the exercise of stock options under our Key Personnel Incentive Stock Plan for aggregate consideration of approximately $16 thousand, in reliance on the exemption provided by Rule 701(b)(2) promulgated under the Securities Act, or pursuant to Section 4(a)(2) under the Securities Act, relative to transactions by an issuer not involving any public offering, to the extent an exemption from such registration was required. All recipients either received adequate information about our company or had access, through employment or other relationships, to such information.

Item 5. Other Information.

On May 12, 2025, Christopher Gibson, CEO and President, and a member of our Board of Directors, terminated (within the meaning of Rule 10b5-1(c)(1)(iv)) a Rule 10b5-1 trading arrangement previously adopted in December 2024, and adopted a subsequent Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 86,634 shares of the Company’s Class A common stock and the potential conversion and sale of up to 4,247,433 shares of the Company’s Class B common stock, a majority of which will not execute absent a significant increase in the market price of the Company’s Class A common stock. The plan is effective until no later than August 13, 2026.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 5, 2025.

RECURSION PHARMACEUTICALS, INC.

By:	/s/ Christopher Gibson
Christopher Gibson
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Ben Taylor
Ben Taylor
Chief Financial Officer
(Principal Financial and Accounting Officer)