Form 10-Q
period 2025-09-30
RECURSION PHARMACEUTICALS, INC.
filed 2025-11-05
CIK 1601830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
or
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

As of October 31, 2025, there were 514,895,802 and 5,747,334 of the registrant’s Class A and B common stock outstanding, respectively.

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
iii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Recursion Pharmaceuticals, Inc.
Condensed Consolidated Balance Sheets (unaudited)
(in thousands, except share and per share amounts)

	September 30,	December 31,
	2025	2024
Assets
Current assets
Cash and cash equivalents	$659,836	$594,350
Restricted cash	3,136	3,045
Other receivables	21,910	49,166
Prepaid data assets	—	29,601
Other current assets	29,223	38,107
Total current assets	714,105	714,269

Restricted cash, non-current	4,173	5,629
Property and equipment, net	111,706	141,063
Operating lease right-of-use assets	47,812	65,877
Financing lease right-of-use assets	21,726	26,273
Intangible assets, net	322,344	335,855
Goodwill	162,042	148,873
Deferred tax assets	957	1,934
Other assets, non-current	14,661	8,825
Total assets	$1,399,526	$1,448,598

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$13,935	$21,613
Accrued expenses and other liabilities	53,102	81,872
Accrued data liability	20,258	—
Unearned revenue	47,364	61,767
Operating lease liabilities	11,525	13,795
Notes payable and financing lease liabilities	8,919	8,425
Total current liabilities	155,103	187,472

Unearned revenue, non-current	111,204	118,765
Operating lease liabilities, non-current	50,028	67,250
Notes payable and financing lease liabilities, non-current	11,902	19,022
Deferred tax liabilities	23,312	16,575
Other liabilities, non-current	1,029	4,732
Total liabilities	352,578	413,816

Commitments and contingencies (Note 7)

Stockholders’ equity
Common stock, $0.00001 par value; 2,000,000,000 shares (Class A 1,989,032,117 and Class B 10,967,883) authorized as of September 30, 2025 and December 31, 2024; 491,800,501 shares (Class A 485,213,547, Class B 5,967,334 and Exchangeable 619,620) and 396,802,394 shares (Class A 389,547,223, Class B 6,958,575 and Exchangeable 296,596) issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	5	4
Additional paid-in capital	2,980,729	2,473,698
Accumulated deficit	(1,967,879)	(1,431,283)
Accumulated other comprehensive income (loss)	34,093	(7,637)
Total stockholders’ equity	1,046,948	1,034,782

Total liabilities and stockholders’ equity	$1,399,526	$1,448,598

See the accompanying notes to these condensed consolidated financial statements.

Recursion Pharmaceuticals, Inc.
Condensed Consolidated Statements of Operations (unaudited)
(in thousands, except share and per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Revenue
Operating revenue	$4,983	$26,082	$38,905	$53,977
Grant revenue	192	—	238	316
Total revenue	5,175	26,082	39,143	54,293

Operating costs and expenses
Cost of revenue	14,687	12,079	56,678	32,444
Research and development	121,062	74,600	379,331	216,087
General and administrative	41,628	37,757	142,932	100,998
Total operating costs and expenses	177,377	124,436	578,941	349,529

Loss from operations	(172,202)	(98,354)	(539,798)	(295,236)
Other income, net	9,952	2,679	3,005	9,347
Loss before income tax benefit	(162,250)	(95,675)	(536,793)	(285,889)
Income tax benefit (expense)	(3)	(167)	156	1,134
Net loss	$(162,253)	$(95,842)	$(536,637)	$(284,755)

Per share data
Net loss per share of Class A, B and Exchangeable common stock, basic and diluted	$(0.36)	$(0.34)	$(1.27)	$(1.12)
Weighted-average shares (Class A, B and Exchangeable) outstanding, basic and diluted	446,988,046	282,583,048	422,642,653	253,447,099

See the accompanying notes to these condensed consolidated financial statements.

Recursion Pharmaceuticals, Inc.
Condensed Consolidated Statements of Comprehensive Loss (unaudited)
(in thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
Net loss	$(162,253)	$(95,842)	$(536,637)	$(284,755)

Other comprehensive income (loss):
Currency translation adjustments	(9,527)	—	41,730	—
Other comprehensive income (loss)	(9,527)	—	41,730	—
Comprehensive loss	$(171,780)	$(95,842)	$(494,907)	$(284,755)

See the accompanying notes to these condensed consolidated financial statements

Recursion Pharmaceuticals, Inc.
Condensed Consolidated Statements of Stockholders’ Equity (unaudited)
(in thousands, except share amounts)

	Common Stock		Additional Paid-in-Capital	Accumulated Deficit	Accumulated other comprehensive income (loss)	Stockholders’ Equity
	(Class A, B and Exchangeable)
	Shares	Amount
Balance as of June 30, 2025	432,830,642	$4	$2,681,111	$(1,805,589)	$43,620	$919,146
Net loss	—	—	—	(162,253)	—	(162,253)
Other comprehensive income (loss)	—	—	—	—	(9,527)	(9,527)
Stock option exercises and other	2,871,306	—	(401)	(37)		(438)
Stock-based compensation	—	—	25,244	—	—	25,244
Common stock sales issuances, net of issuance costs	52,243,578	1	254,460	—	—	254,461
Class A shares issued for asset acquisition	3,854,975	—	20,315	—	—	20,315
Balance as of September 30, 2025	491,800,501	$5	$2,980,729	$(1,967,879)	$34,093	$1,046,948

	Common Stock		Additional Paid-in-Capital	Accumulated Deficit	Accumulated other comprehensive income (loss)	Stockholders’ Equity
	(Class A, B and Exchangeable)
	Shares	Amount
Balance as of December 31, 2024	396,802,394	$4	$2,473,698	$(1,431,283)	$(7,637)	$1,034,782
Net loss	—	—	—	(536,637)	—	(536,637)
Other comprehensive income (loss)	—	—	—	—	41,730	41,730
Stock option exercises and other	11,645,465	—	3,772	41	—	3,813
Stock-based compensation	—	—	87,460	—	—	87,460
Common stock sales issuances, net of issuance costs	79,497,667	1	395,484	—	—	395,485
Class A shares issued for asset acquisition	3,854,975	—	20,315	—	—	20,315
Balance as of September 30, 2025	491,800,501	$5	$2,980,729	$(1,967,879)	$34,093	$1,046,948

See the accompanying notes to these condensed consolidated financial statements

Recursion Pharmaceuticals, Inc.
Condensed Consolidated Statements of Stockholders’ Equity (unaudited)
(in thousands, except share amounts)

	Common Stock		Additional Paid-in-Capital	Accumulated Deficit	Accumulated other comprehensive income (loss)	Stockholders’ Equity
	(Class A, B and Exchangeable)
	Shares	Amount
Balance as of June 30, 2024	280,968,276	$3	$1,740,981	$(1,156,535)	$—	$584,449
Net loss	—	—	—	(95,842)	—	(95,842)
Stock option exercises and other	2,689,679	—	732	—	—	732
Stock-based compensation	—	—	18,252	—	—	18,252
Common stock sales issuances, net of issuance costs	2,466,324	—	16,968	—	—	16,968
Balance as of September 30, 2024	286,124,279	$3	$1,776,933	$(1,252,377)	$—	$524,559

	Common Stock		Additional Paid-in-Capital	Accumulated Deficit	Accumulated other comprehensive income (loss)	Stockholders’ Equity
	(Class A, B and Exchangeable)
	Shares	Amount
Balance as of December 31, 2023	234,270,384	$2	$1,431,056	$(967,622)	$—	$463,436
Net loss	—	—	—	(284,755)	—	(284,755)
Stock option exercises and other	7,827,268	—	5,586	—	—	5,586
Stock-based compensation	—	—	50,904	—	—	50,904
Common stock sales issuances, net of issuance costs	44,026,627	1	289,387	—	—	289,388
Balance as of September 30, 2024	286,124,279	$3	$1,776,933	$(1,252,377)	$—	$524,559

See the accompanying notes to these condensed consolidated financial statements.

Recursion Pharmaceuticals, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited) (in thousands)

	Nine months ended September 30,
	2025	2024
Cash flows from operating activities
Net loss	$(536,637)	$(284,755)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	64,223	23,543
Stock-based compensation	87,460	50,904
Asset impairment	5,956	108
Lease expense	17,019	11,155
Loss on disposal of a business	4,502	—
Acquired IPR&D	22,082	—
Other, net	6,655	(650)
Changes in operating assets and liabilities:
Other receivables and assets	33,775	(4,173)
Prepaid data assets	29,601	2,930
Accrued data liability	20,258	—
Unearned revenue	(30,014)	(22,374)
Accounts payable	(7,035)	(1,687)
Accrued development expense	(4,210)	(2,623)
Accrued expenses and other current liabilities	(23,246)	(5,001)
Lease liabilities	(16,124)	(11,121)
Net cash used in operating activities	(325,735)	(243,744)

Cash flows from investing activities
Purchases of property and equipment	(5,225)	(12,397)
Purchase of an intangible asset	(2,158)	(3,000)
Decrease in cash related to disposal of a business	(4,438)	—
Purchases of investments	(3,806)	—
Net cash used in investing activities	(15,627)	(15,397)

Cash flows from financing activities
Proceeds from issuance of common shares, net of issuance costs	395,484	289,387
Proceeds from equity incentive plans	3,300	6,433
Repayment of long-term debt and finance lease liabilities	(6,258)	(2,339)
Purchase of an intangible asset	(3,000)	—
Net cash provided by financing activities	389,526	293,481

Effect of exchange rate changes on cash, cash equivalents and restricted cash	15,957	66

Net change in cash, cash equivalents and restricted cash	64,121	34,406
Cash, cash equivalents and restricted cash, beginning of period	603,024	401,425
Cash, cash equivalents and restricted cash, end of period	$667,145	$435,831

Supplemental schedule of non-cash investing and financing activities
Issuance of shares for the acquisition of an asset	$20,315	$—
Accrued property and equipment	29	236
Purchase of an equity investment	4,438	—
Purchase of an intangible asset	—	6,000
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

As of September 30, 2025, the Company had an accumulated deficit of $2.0 billion. The Company expects to incur substantial operating losses in future periods and will require additional capital to advance its drug candidates. The Company does not expect to generate significant revenue until the Company successfully completes significant drug development milestones or in collaboration with third parties, which the Company expects will take a number of years. In order to commercialize its drug candidates, the Company or its partners need to complete clinical development and comply with comprehensive regulatory requirements. The Company is subject to a number of risks and uncertainties similar to those of other companies of the same size within the biotechnology industry, such as the uncertainty of clinical trial outcomes, uncertainty of additional funding and a history of operating losses.

The Company has funded its operations to date primarily through the issuance of Class A common stock (see Note 8, “Common Stock” for additional details). Additionally, the Company has received payments from its strategic partnerships (see Note 9, “Collaborative Development Contracts” for additional details). Recursion will likely be required to raise additional capital. As of September 30, 2025, the Company did not have any unconditional outstanding commitments for additional funding. If the Company is unable to access additional funds when needed, it may not be able to continue the development of its products or the Company could be required to delay, scale back or abandon some or all of its development programs and other operations. The Company’s ability to access capital when needed is not assured and, if not achieved on a timely basis, could materially harm its business, financial condition and results of operations.

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

Recent Accounting Pronouncements

In September 2025, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2025-06, Accounting for internal-use software costs (Topic 350). The new standard amends specific aspects of the accounting for internal-use software costs including the criteria for capitalizing software costs. It also amends the related disclosure requirements. This standard will be effective for Recursion starting the annual period ending

December 15, 2028 and for interim reporting periods within that annual reporting period. Early adoption is permitted. The amendments can be applied on a prospective, modified prospective or retrospective basis. Recursion is currently assessing the impact of adopting this guidance on its consolidated financial statements.

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

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740). The new standard updates disclosure requirements for Accounting Standards Codification (ASC) 740 primarily by requiring additional information in the income tax rate reconciliation and additional disclosures about income taxes paid. This standard will be effective for Recursion starting the annual period ending December 31, 2025. The amendments can be applied on a prospective or retrospective basis. The Company is in process of evaluating the impact of adoption of ASU 2023-09 on the Company's consolidated financial statements and disclosures. We do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.

Note 3.    Supplemental Financial Information

Tempus agreement

In November 2023, Recursion entered into a five-year agreement (the Tempus Agreement) with Tempus AI, Inc. (“Tempus”) to purchase access to their records of patient-centric multimodal oncology data and use rights for therapeutic development purposes. This data will be used to improve the training of Recursion’s artificial intelligence and machine learning models and is expected to accelerate Recursion’s drug discovery process. Recursion is making annual payments, ranging between $22.0 million and $42.0 million, up to $160.0 million in aggregate, to Tempus in cash or equity at the Company’s option. The equity value is determined by using the seven-trading day period dollar volume-weighted average price (VWAP) for Recursion Class A common stock ending on the day immediately preceding the date that is five business days prior to the payment date.

Recursion is expensing the record purchases based on a contractually agreed price as “Research and Development” expenses in the Condensed Consolidated Statements of Operations as the records are downloaded. To the extent that the Recursion payments to Tempus are greater than or less than the records purchased amount, Recursion records the applicable amount to “Prepaid data assets” or “Accrued data liability” on the Condensed Consolidated Balance Sheet, respectively. The expense for the record purchases was $49.9 million and $2.9 million for the nine months ended September 30, 2025 and 2024. There was no expense recorded for the three months ended September 30, 2025 and 2024.

Accrued Expenses and Other Liabilities

	September 30,	December 31,
(in thousands)	2025	2024
Accrued compensation	$24,056	$50,853
Accrued development expenses	2,497	5,812
Accrued early discovery expenses	7,840	3,095
Accrued professional fees	1,956	787
Materials received not invoiced	1,206	1,590
Accrued license fees	3,000	3,000
Accrued other expenses	12,547	16,735
Accrued expense and other liabilities	$53,102	$81,872

Restructuring

In June 2025, Recursion announced a reduction in personnel program to help streamline the Company's operating strategy and post-integration efficiencies. These changes resulted in a workforce reduction of approximately 20%. The Company estimates that it will incur approximately $9.5 million in charges for the workforce reduction, consisting of severance payments and employee benefits. Recursion expects to incur all of these expenses in the year ending December 31, 2025. Recursion records these costs in “General and Administrative” on the Condensed Consolidated Statement of Operations as incurred. The following summarizes the activity related to these restructuring actions and the related accrual as of September 30, 2025:

(in thousands)
Balance as of December 31, 2024	$—
Expense	8,516
Payments	(7,717)
Balance as of September 30, 2025	$799

Interest Income, Net

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2025	2024	2025	2024
Interest income	$5,540	$3,826	$16,541	$11,138
Interest expense	(833)	(553)	(1,821)	(967)
Interest income, net	$4,707	$3,273	$14,720	$10,171

For the three and nine months ended September 30, 2025 and 2024, interest income primarily related to earnings on cash and cash equivalents in money market funds. Interest expense primarily related to the Company’s supercomputer financing lease. Interest income, net was included in “Other income (loss), net” on the Condensed Consolidated Statements of Operations.

Note 4. Acquisitions

RE Ventures I

In July 2025, Recursion acquired Rallybio’s interest in the joint venture, RE Ventures I, such that Recursion now owns 100% of the interest in RE Ventures I for total consideration of $20.2 million. Recursion determined that this transaction met the criteria for as an asset acquisition since the lead asset, ENPP1 (Rec-102), an inhibitor program for the treatment of hypophosphatasia (HPP), represented substantially all of the fair value of the gross assets acquired. For the three months ended September 30, 2025, Recursion recorded an expense of $20.2 million, representing an acquired in-process research and development (IPR&D) asset with no alternative future use, to “Research and Development” on the Condensed Consolidated Statements of Operations.

Subsequent to closing, in August 2025, Recursion issued additional consideration as part of a required milestone payment related to the RE Ventures I transaction for the initiation of an additional preclinical study. This included the settlement of the previously recorded contingent consideration liability. As a result, Recursion recorded an additional expense of $2.4 million acquired IPR&D, which was recorded to “Research and Development” on the Condensed Consolidated Statements of Operations.

The following table summarizes the total consideration transferred at acquisition date:

(in thousands)
Recursion Class A common stock	$7,815
Contingent consideration liability	11,875
Transactions costs	292
Cash paid	171
Total	$20,153

The following table summarizes the consideration transferred for the milestone:

(in thousands)
Recursion Class A common stock	$12,500
Cash paid	1,768
Total	$14,268

As part of the agreement, Rallybio is eligible to receive additional milestone payments under certain conditions. Milestone payment obligations that are incurred prior to regulatory approval of the compound will be expensed as acquired IPR&D when recognized.

Sale of Exscientia GmbH

In March 2025, Recursion completed the sale of its Austrian operations (Exscientia GmbH) to a newly formed company, Alpha Biotechnology GmbH (Alpha). As part of the sale, Recursion obtained a 49% equity interest in Alpha. Recursion entered into this transaction as part of focusing its efforts and moderating spend. Alpha is a company leveraging a patient-tissue platform for the development of precision therapeutics for the treatment of hematological and solid cancers. For the nine months ended September 30, 2025, Recursion recorded a loss on the disposal of Exscientia GmbH of $4.5 million, which was classified as “Other income (loss), net” on the Condensed Consolidated Statement of Operations. Recursion also recorded a $4.4 million investment on the Condensed Consolidated Balance Sheet within “Other assets, non-current” related to its 49% equity interest in Alpha, which was determined to be an equity method investment.

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

In the nine months ended September 30, 2025, Recursion updated the deferred tax liabilities from the acquisition, which were incomplete as of December 31, 2024. As a result, Recursion adjusted the provisional deferred tax liabilities to reflect the additional information obtained about the facts and circumstances that existed as of the acquisition date. As a result, deferred tax liabilities and goodwill increased by $6.0 million.

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

Recursion’s consolidated statement of operations for the nine months ended September 30, 2025 includes $16.8 million of revenue and $139.4 million of operating loss from Exscientia operations. As the business combination occurred in November 2024, Recursion is still finalizing the allocation of the purchase price to assets acquired and liabilities assumed. The preliminary purchase price allocation reflected in the September 30, 2025 balance sheet is based on the current best estimate of management and subject to change. The Company will finalize the amounts recognized as the information necessary to complete the analysis is obtained and management estimates are further refined. The primary areas subject to finalization are the valuation of intangible assets, right-of-use assets, property and equipment and the valuation of tax assets and liabilities. The Company expects to finalize the purchase price allocation soon but will do so no later than one year from the acquisition date. External specialists have been engaged to assist with certain elements of applying the acquisition method of accounting.

Pro forma financial information

The following pro forma summary presents consolidated revenue and earnings of Recursion as if the Exscientia business combination had occurred on January 1, 2023.

	Three months ended September 30, 2024	Nine months ended September 30, 2024
(in thousands)
Revenue	$32,048	$75,643
Operating loss	$(202,645)	$(512,213)

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

Note 5.    Leases

The Company has entered into various long-term real estate operating leases primarily related to office, research and development and operating activities and an equipment financing lease related to the supercomputer. The Company’s leases have remaining terms from under one year to eight years and some of those leases include options that provide Recursion with the ability to extend the lease term, generally for 5 years. The options are included in the lease term when it is reasonably certain that the option will be exercised.

For the nine months ended September 30, 2025, Recursion entered into lease modifications and terminations resulting in a decrease to the right-of-use asset and lease liability of $10.1 million. This impact included the lease surrender of the Vienna facilities of Exscientia GmbH in March 2025, which resulted in a $5.2 million reduction to both the right-of-use asset and lease liability. In connection with this surrender, the Company also incurred a lease termination fee of $5.2 million, which was classified as “Other income (loss), net” on the Condensed Consolidated Statement of Operations. Additionally, the Company entered into a lease modification related to the Schrodinger leases to decrease the lease terms, which now ended during the second quarter of 2025. This resulted in a decrease to both the right-of-use asset and lease liability by $4.9 million. As a part of the lease modifications and termination, Recursion recorded leasehold impairments of $6.0 million.

For the nine months ended September 30, 2024, Recursion entered into operating lease modifications and additions resulting in an increase to the right-of-use asset and lease liability of $19.5 million. The modifications had no impact to the Condensed Consolidated Statements of Operations. For the nine months ended September 30, 2024, Recursion entered into finance lease additions resulting in an increase to the right-of-use asset and lease liability of $29.3 million.

Supplemental cash flow information related to leases were:

	Nine months ended September 30,
(in thousands)	2025	2024
Cash paid for amount included in the measurement of lease liabilities:
Operating cash flows from operating leases	$14,756	$10,742
Operating cash flows from financing leases	1,368	379
Financing cash flows from financing leases	6,174	2,261

Right-of-use assets additions, modifications and termination:
Operating leases	$(10,084)	$19,455
Financing leases	—	29,342

Note 6.    Goodwill and Intangible Assets

Goodwill

The following table summarizes the changes in the carrying amount of goodwill:

(in thousands)
Balance as of December 31, 2024	$148,873
Additions	5,947
Foreign currency translation adjustments	7,222
Balance as of September 30, 2025	$162,042

No goodwill impairment was recorded during the three and nine months ended September 30, 2025 and 2024.

Intangible Assets, Net

The following table summarizes intangible assets:

	September 30, 2025			December 31, 2024
(in thousands)	Gross carrying amount	Accumulated Amortization	Net carrying amount	Gross carrying amount	Accumulated Amortization	Net carrying amount
Definite-lived technology intangible assets	$236,443	$(57,806)	$178,637	$224,362	$(24,544)	$199,818
Definite-lived licensed intangible assets	11,508	(5,679)	5,829	9,350	(2,088)	7,262
Indefinite-lived intangible assets	137,878	—	137,878	128,775	—	128,775
Total intangible assets	$385,829	$(63,485)	$322,344	$362,487	$(26,632)	$335,855

Amortization expense was $13.4 million and $37.4 million during the three and nine months ended September 30, 2025, respectively. Amortization expense was $4.1 million and $11.3 million during the three and nine months ended September 30, 2024, respectively. Amortization expense was included in “Research and Development” and “Cost of Revenue” in the Condensed Consolidated Statements of Operations. No indefinite-lived intangible asset impairment charges were recorded during the three and nine months ended September 30, 2025 and 2024.

Or Note 7. Commitments and Contingencies

Contract Obligations

In the normal course of business, the Company enters into contracts with clinical research organizations, drug manufacturers and other vendors for preclinical and clinical research studies, research and development supplies and other services and products for operating purposes. These contracts generally provide for termination on notice and are cancellable contracts.

Indemnification

The Company has agreed to indemnify its officers and directors for certain events or occurrences, while the officer or director is or was serving at the Company’s request in such capacity. The Company purchases directors and officers liability insurance coverage that provides for reimbursement to the Company for covered obligations and this is intended to limit the Company’s exposure and enable it to recover a portion of any amount it pays under its indemnification obligations. The Company had no liabilities recorded for these agreements as of September 30, 2025 and December 31, 2024, as no amounts were probable.

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

In April 2024, a putative class action complaint was filed in the U.S. District Court for the District of New Jersey against Exscientia plc, Andrew Hopkins, Ben R. Taylor and David Nicholson (Campanile v. Exscientia plc, Case No. 1:24-cv-05692). In June 2024, a separate complaint was filed against the same defendants in the U.S. District Court for the District of New Jersey (Case 1:24-cv-07181). Both complaints allege that the defendants violated federal securities laws by, among other things, making materially false and misleading statements regarding Exscientia’s business, operations and prospects. The complaints seek unspecified compensatory damages, as well as an award of reasonable attorneys’ fees and other costs, on behalf of persons and/or entities which purchased Exscientia securities between March 2022 and February 2024. The cases were consolidated and plaintiffs filed an amended complaint on November 11, 2024 against Exscientia plc, Andrew Hopkins and David Nicholson, and the Company moved to dismiss on January 21, 2025. On October 7, 2025, that motion to dismiss was granted and the District Court dismissed the plaintiff’s claims without prejudice; permitting leave to re-file the complaint within 30 days. As of September 30, 2025, the Company had no liability recorded for these events as an unfavorable outcome was not probable.

In February 2021, the Company entered into a lease agreement for laboratory and office space (the Industry Lease) with Industry Office SLC, LLC (the landlord). In March 2023, the Company sent a letter to the landlord detailing numerous construction delays and irregularities, deficiencies and deviations from applicable structural drawings and/or non-conforming conditions with applicable building codes (collectively, the Claims). On June 23, 2023, the landlord filed a lawsuit against the Company (Industry Office SLC, LLC v. Recursion Pharmaceuticals, Inc., Case No. 230904627) amended in October 2023, in the Third District Court for Salt Lake County, State of Utah (the Court), alleging anticipatory repudiation, breach of contract and breach of the implied covenant of good faith and fair dealing and seeks monetary damages and attorney’s fees. As of September 30, 2025, the Company had no liability recorded for these events as an unfavorable outcome was not probable. In September 2023, the Company filed claims in the Court against the landlord alleging, among other things, breach of contract and fraudulent misrepresentation (the Counterclaims). In October 2023, the landlord filed an answer and denied the Company’s allegations asserted in the Counterclaims. In October 2025, the Company filed a motion for summary judgment against the Claims and in favor of a number of its Counterclaims, which remains pending. The Company is unable to estimate the possible amount or range of damages associated with the Counterclaims.

Pledged Assets

As of September 30, 2025, assets pledged as collateral against finance leases totaled $19.5 million. Assets pledged as collateral are Lab Equipment reported in “Property and Equipment, net” on the Condensed Consolidated Balance Sheet. As of September 30, 2025, the liabilities associated with collateral pledged were solely comprised of a finance lease and had a carrying value of $20.5 million. The collateral pledged under the lease agreement may only be operated by the Company within the continental United States and must maintain a good title. The assets cannot be sold, disposed of or repledged by the Company.

Note 8. Common Stock

Each share of Class A common stock entitles the holder to one vote per share and each share of Class B common stock entitles the holder to 10 votes per share on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the Company’s Board of Directors. As of September 30, 2025 and December 31, 2024, no dividends had been declared.

At-The-Market Offering (Citi)

In February 2025, following the termination of the Jefferies Sales Agreement, the Company entered into a Sales Agreement (the Citi Sales Agreement) with Citigroup Capital Markets Inc. (Citi) to provide for the offering, issuance and sale of up to an aggregate amount of $500 million of its Class A common stock from time to time in “at-the-market” offerings (the Citi ATM Offering). The Citi ATM Offering was made under a prospectus supplement dated February 28, 2025 and related prospectus filed with the Securities and Exchange Commission pursuant to the Company’s automatically effective shelf registration statement on Form S-3 (Registration No. 333-284878).

For the nine months ended September 30, 2025, the Company sold 74.6 million shares and received net proceeds of $358.2 million under the agreement. As of September 30, 2025, an amount of $136.4 million remained available for future sales under the Sales Agreement. The remaining amount was fully utilized during October 2025, see Note 15, “Subsequent Events,” for additional details.

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

Valence Acquisition Exchangeable Shares

In May 2023, in connection with the acquisition of Valence, the Company entered into an agreement to issue up to 5.9 million shares of Class A common stock (the “Exchangeable Shares”), that may be issued upon exchange, retraction or redemption of exchangeable shares of a subsidiary of Recursion. Each exchangeable share of the subsidiary of Recursion entitles the holder to exchange those shares on a one-for-one basis for Recursion’s Class A common stock. The shares are entitled to receive dividends economically equivalent to dividends declared by Recursion, are non-voting and are subject to customary adjustments for stock splits or other reorganizations. In addition, the Company may require all outstanding exchangeable shares to be exchanged into an equal number of Class A common stock upon the occurrence of certain events and at any time following the seventh anniversary of the closing of the Valence acquisition. The exchangeable shares are substantially the economic equivalent of the Class A shares and classified as common stock within the Company’s stockholders’ equity. The Company’s calculation of weighted-average shares outstanding includes the exchangeable shares. As of September 30, 2025, 5.0 million Exchangeable shares have been redeemed for Class A shares.

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

All Class B common stock is held by Christopher Gibson, Ph.D., the Company’s Chief Executive Officer (CEO), or his affiliates. As of September 30, 2025, Dr. Gibson and his affiliates held outstanding shares of Class B common stock representing approximately 12% of the voting power of the Company’s outstanding shares. This voting power may increase over time as Dr. Gibson vests in and exercises equity awards outstanding. If all the exchangeable equity awards held by Dr. Gibson had been fully vested, exercised and exchanged for shares of Class B common stock as of September 30, 2025, Dr. Gibson and his affiliates would hold approximately 13% of the voting power of the Company’s outstanding shares. As a result, Dr. Gibson will be able to significantly influence any action requiring the approval of Recursion stockholders, including the election of the Board of Directors; the adoption of amendments to the Company’s certificate of incorporation and bylaws; and the approval of any merger, consolidation, sale of all or substantially all of the Company’s assets, or other major corporate transaction.

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

Pricing
The Company received a $100.0 million non-refundable upfront payment. In April 2025, Recursion received a $7.0 million payment related to the achievement of a milestone for one of the performance obligations. The Company has also received multiple other milestone payments related to this agreement totaling approximately $30.0 million. These related to the advancement of several of the discovery programs within the collaboration and the addition of an existing Company program into the collaboration. Recursion is eligible for additional milestone payments based on performance progress of the collaboration and tiered royalties ranging from high-single-digits to mid-teens. Recursion could earn a maximum of $555.0 million from all research milestones and $1.8 billion from all development and regulatory milestones.

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

The Company has determined the transaction price to be $152.9 million, for the initial performance obligations, comprised of the upfront payment, several milestones that have been achieved and estimated additional target exercises. Prior to the three months ended June 30, 2025, Recursion had fully constrained the $7.0 million variable consideration milestone. Recursion is now recognizing the milestone as part of the transaction price over the completion period for the related performance obligation. Recursion has fully constrained the amounts of remaining variable consideration to be received from potential milestones considering the stage of development and the risks associated with the remaining development required to achieve each milestone. Recursion will re-evaluate the transaction price each reporting period.

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

Additional Revenue Disclosures

Of the revenue recognized during the three and nine months ended September 30, 2025, $4.5 million and $36.6 million was included in the unearned revenue balance as of December 31, 2024, respectively. Of the revenue recognized during the three and nine months ended September 30, 2024, $4.1 million and $29.0 million was included in the unearned revenue balance as of December 31, 2023, respectively. Revenue recognized was from the upfront and variable consideration payments received from the related contracts, which decreased the aggregate unearned revenue recognized. As of September 30, 2025, the Company had $5.6 million of costs incurred to fulfill a contract on its Condensed Consolidated Balance Sheet within “Other Current Assets.”

Unearned revenue was classified as short-term and long-term on the Condensed Consolidated Balance Sheets based on the Company’s estimate of revenue that will be recognized during the next twelve months.

Note 10. Stock-Based Compensation

In April 2021, the Board of Directors and the stockholders of the Company adopted the 2021 Equity Incentive Plan (the 2021 Plan). The Company may grant stock options, restricted stock units (RSUs), stock appreciation rights, restricted stock awards and other forms of stock-based compensation. As of September 30, 2025, 13.3 million shares of Class A common stock were available for grant in the 2021 plan. In November 2024, the Board of Directors and the stockholders of the Company adopted the 2024 Inducement Equity Incentive Plan (the 2024 Plan) as part of the Exscientia acquisition. See Note 4, “Acquisitions” for additional information. As of September 30, 2025, 11.3 million shares of Class A common stock were available for grant in the 2024 plan.

The following table presents the classification of stock-based compensation expense for employees and non-employees within the Condensed Consolidated Statements of Operations:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2025	2024	2025	2024
Cost of revenue	$964	$1,153	$4,727	$2,600
Research and development	14,906	9,194	46,795	25,141
General and administrative	9,174	7,396	34,911	21,470
Total	$25,044	$17,743	$86,433	$49,211

Stock Options

Stock options are primarily granted to executive leaders at the Company, generally vest over four years and expire no later than 10 years from the date of grant.

Stock option activity during the nine months ended September 30, 2025 was as follows:

(in thousands except share data and per share amounts)	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2024	21,941,495	$5.40	7.9	$62,685
Granted	3,340,822	7.08
Cancelled	(2,305,626)	8.81
Exercised	(4,519,592)	1.08		24,350
Outstanding as of September 30, 2025	18,457,099	$6.52	7.2	$20,246
Exercisable as of September 30, 2025	10,189,094	$6.64	5.9	$14,363

The fair value of options granted to employees is calculated on the grant date using the Black-Scholes option valuation model. The weighted-average grant-date fair values of stock options granted during the nine months ended September 30, 2025 and 2024 were $4.47 and $5.88, respectively.

The following weighted-average assumptions were used to calculate the grant-date fair value of stock options:

	Nine months ended September 30,
	2025	2024
Expected term (in years)	5.5	6.2
Expected volatility	66%	65%
Expected dividend yield	—	—
Risk-free interest rate	4.0%	4.2%

As of September 30, 2025, $36.7 million of unrecognized compensation cost related to stock options is expected to be recognized as expense over approximately the next three years.

RSUs

Equity awards granted to employees primarily consist of RSUs and generally vest over four years. The weighted-average grant-date fair value of RSUs generally is determined based on the number of units granted and the quoted price of Recursion’s common stock on the date of grant.

The following table summarizes Recursion’s RSU activity during the nine months ended September 30, 2025:

	Stock units	Weighted-average grant date fair value
Outstanding as of December 31, 2024	27,304,229	$7.47
Granted	14,980,106	5.86
Vested	(6,742,946)	7.62
Forfeited	(4,898,723)	7.72
Outstanding as of September 30, 2025	30,642,666	$6.61

The fair market value of RSUs vested was $50.8 million during the nine months ended September 30, 2025. As of September 30, 2025, $188.1 million of unrecognized compensation cost related to RSUs is expected to be recognized as expense over approximately the next three years.

Note 11. Income Taxes

The Company did not record any U.S. income tax expense during the three and nine months ended September 30, 2025 and 2024. The Company has historically incurred operating losses and maintains a full valuation allowance against its U.S. net deferred tax assets. Foreign taxes were insignificant during the three and nine months ended September 30, 2025 and 2024.

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

The Company files income tax returns in the United States, Canada and United Kingdom. The Company files state income tax returns in multiple states in the United States among others Utah, California and Massachusetts. The

Company is not currently under examination in any of these jurisdictions. The Company is subject to income tax examinations for all US federal and state returns filed since the 2016 tax year, Canadian income tax returns since the 2021 tax year, and UK income tax returns since the 2021 tax year.

In July 2025, congress approved the One Big Beautiful Bill Act (OBBBA), which extends, with modifications, many of the expiring provisions of the Tax Cuts and Jobs Act (TCJA) and makes additional changes to tax laws and regulations. OBBBA includes a broad array of changes including new and modified incentives for business investment and Inflation Reduction Act (IRA) tax credits and various limits on business tax deductions. It also impacts the deduction of research and development costs and property, plant and equipment costs. This act did not have a material impact on Recursion’s consolidated balance sheet and statement of operations. The Company will continue to monitor the impact of this Act in future periods.

Note 12. Net Loss Per Share

For the three and nine months ended September 30, 2025 and 2024, Recursion calculated net loss per share of Class A, Class B and the Exchangeable common stock. Basic net loss per share is computed using the weighted-average number of shares outstanding during the period. Diluted net loss per share is computed using the weighted-average number of shares and the effect of potentially dilutive securities outstanding during the period. Potentially dilutive securities consist of stock options and other contingently issuable shares. For periods presented in which the Company reports a net loss, all potentially dilutive shares are anti-dilutive and as such are excluded from the calculation. For the three and nine months ended September 30, 2025 and 2024, the Company reported a net loss and therefore basic and diluted loss per share were the same.

The rights, including the liquidation and dividend rights, of the holders of the Company’s Class A, Class B and the Exchangeable common stock are identical, except with respect to voting. As a result, the undistributed earnings for each period are allocated based on the contractual participation rights of the Class A, Class B and the Exchangeable common stock as if the earnings for the period had been distributed. As the liquidation and dividend rights are identical, the undistributed earnings are allocated on a proportionate basis and the resulting amount per share for Class A, Class B and the Exchangeable common stock was the same during the three and nine months ended September 30, 2025 and 2024.

The following tables set forth the computation of basic and diluted net loss per share of Class A, Class B and Exchangeable common stock:

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except share amounts)	2025	2024	2025	2024
Numerator:
Net loss	$(162,253)	$(95,842)	$(536,637)	$(284,755)
Denominator:
Weighted average common shares outstanding	446,988,046	282,583,048	422,642,653	253,447,099
Net loss per share, basic and diluted	$(0.36)	$(0.34)	$(1.27)	$(1.12)

The Company excluded the following potential common shares from the computation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Stock based compensation	6,675,698	5,869,795	8,696,773	8,098,979
Tempus agreement	6,582,331	6,694,934	6,582,331	6,694,934
Contingent stock relating to RE Ventures I transaction	1,250,621	—	421,455	—
Total	14,508,650	12,564,729	15,700,559	14,793,913

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

The following tables summarize the Company’s assets and liabilities that are measured at fair value on a recurring basis:

	September 30, 2025	Basis of fair value measurement
(in thousands)		Level 1	Level 2	Level 3
Assets
Cash and cash equivalents:
Cash	$436,675	$436,675	$—	$—
Money market funds	223,161	223,161	—	—
Restricted cash	7,309	7,309	—	—
Total	$667,145	$667,145	$—	$—

	December 31, 2024	Basis of fair value measurement
(in thousands)		Level 1	Level 2	Level 3
Assets
Cash and cash equivalents:
Cash	$198,050	$198,050	$—	$—
Money market funds	235,812	235,812	$—	$—
Bank deposits	160,487	160,487	—	—
Restricted cash	8,675	8,675	—	—
Total	$603,024	$603,024	$—	$—

In addition to the financial instruments that are recognized at fair value on the Condensed Consolidated Balance Sheet, the Company has certain financial instruments that are recognized at amortized cost or some basis other than fair value. The carrying amount of these instruments are considered to be representative of their approximate fair values.

The following tables summarize the Company’s financial instruments that are not measured at fair value:

	Book values		Fair values
(in thousands)	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024
Liabilities
Notes payable and financing lease liabilities, current	$8,919	$8,425	$8,919	$8,425
Notes payable and financing lease liabilities, non-current	11,902	19,022	11,902	19,022
Total liabilities	$20,821	$27,447	$20,821	$27,447

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

The following table presents Recursion’s segment net loss:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2025	2024	2025	2024
Revenue	$5,175	$26,082	$39,143	$54,293

Significant segment expenses
Salaries	68,600	55,515	235,190	156,171
Consumables	8,928	19,419	92,725	54,176
Platform	14,377	8,330	36,934	13,102
Discovery	37,049	3,375	58,716	19,115
Clinical development	10,814	9,050	33,338	31,966
Depreciation and amortization	18,708	6,637	64,223	22,982
Other segment items	18,901	22,110	57,815	52,017
Loss from operations	172,202	98,354	539,798	295,236
Other non-operating income (loss), net	9,952	2,679	3,005	9,347
Income tax benefit	(3)	(167)	156	1,134
Total segment loss	$162,253	$95,842	$536,637	$284,755

Supplemental asset information
Total expenditures for additions to long-lived assets	$39	$4,248	$5,283	$12,633

Additional Segment Disclosures

Recursion’s revenues are attributed to the following geographic areas based on the location the services are performed:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2025	2024	2025	2024
United States	$1,110	$26,082	$22,393	$54,293
United Kingdom	4,065	—	16,750	—
Total	$5,175	$26,082	$39,143	$54,293

Recursion generates revenue primarily from a single service, research and development services, therefore, the Company does not report additional information on revenue from external customers.

Recursion’s long-lived assets are attributed to the following geographic areas based on their location:

(In thousands)	September 30, 2025	December 31, 2024
United States	$66,571	$78,471
United Kingdom	42,655	56,332
Canada	2,480	2,631
Other	—	3,629

Note 15. Subsequent Events

Roche and Genentech

On October 27, 2025, Recursion received notice that Roche accepted the second neuroscience Phenomap under the December 2021 collaboration and license agreement which resulted in a $30 million milestone which is an acceptance fee accounted for as variable consideration under ASC 606. See Note 9, “Collaborative Development Contracts” for additional information on the collaboration with Roche. This milestone payment was fully constrained variable consideration at September 30, 2025 due to the uncertainty of the development. The variable consideration is no longer constrained and will be recognized as “Operating Revenue” in the Condensed Consolidated Statements of Operations as part of the transaction price over the completion period of the neuroscience performance obligation. The amount to be earned over the remaining estimated completion period will be recorded in “Unearned Revenue” and “Unearned Revenue, Non-Current” on the Consolidated Balance Sheet, classified as short-term and long-term based on the Company’s estimate of revenue that will be recognized during the next twelve months.

At-The-Market Offering (Citi)

In October 2025, Recursion sold 25.3 million shares and received net proceeds of $133.5 million under the Sales Agreement. Pursuant to its terms, the Sales Agreement has completed and no amount remained available for future sales. In total, the Company sold 99.9 million shares and received net proceeds of $491.7 million under the agreement.

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
•Recursion has achieved a significant scale with respect to its scientific, technological and business endeavors. With 6 high potential clinical and pre-clinical programs across oncology and rare disease indications, four of the largest discovery partnerships in the biopharma industry with Roche and Genentech, Sanofi, Bayer and Merck KGaA and over four technology and data-focused partnerships, Recursion is on the precipice of demonstrating the potential of technology-driven approaches to increase speed, quality and scalability of drug discovery.

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

Summary of Business Highlights

Portfolio - Internal and Partnered Programs

Internal Pipeline Updates:
•REC-617 (CDK7):
◦Recursion announced progress in its ELUCIDATE Phase 1/2 trial evaluating REC-617, a precision-designed oral CDK7 inhibitor. The monotherapy dose-escalation study established the maximum tolerated dose (MTD) at 10 mg once-daily, demonstrating a manageable safety profile and preliminary anti-tumor activity consistent with the December 2024 update.
◦As of September 29, 2025, 29 heavily pre-treated patients with advanced solid tumors had received REC-617 across six dose levels. Treatment was generally well tolerated, with the most common dose-limiting toxicities (DLTs) being nausea and thrombocytopenia. Grade ≥3 treatment-related adverse events (TRAEs) occurred in 27.6% of patients (n=8), with no Grade 4/5 TRAEs reported. Only 6.9% (n=2) discontinued due to a TRAE. Importantly, REC-617 demonstrated rates of GI-related toxicities consistent with best-in-class potential. Specifically, common GI toxicities with REC-617 treatment were diarrhea (69%), nausea (41%), and vomiting (28%). Toxicities reported for samuraciclib treatment also included diarrhea (82%), nausea (77%), and vomiting (80%) (Coombes et al, 2023).
◦REC-617 has shown early anti-tumor activity, including one confirmed partial response and five cases of stable disease. Pharmacokinetic data support dose-proportional exposure, rapid absorption, and a short half-life (~5 hours), in line with its design as a selective, reversible CDK7 inhibitor.

◦The ELUCIDATE study has now expanded into 2L+ platinum-resistant ovarian cancer (PROC), with a Phase 2 monotherapy cohort ongoing and a Phase 1 combination arm initiated. Combination regimens include bevacizumab plus paclitaxel or pegylated liposomal doxorubicin (PLD). Recursion is also leveraging Recursion OS insights to explore additional indications and dosing regimens for expansion cohorts.

•REC-7735 (PI3Kα H1047R):
◦Recursion announced progress on REC-7735, with nomination as a Development Candidate and IND-enabling studies now underway. REC-7735 is a precision-designed PI3K⍺ H1047R inhibitor generated using the Recursion OS. In preclinical studies, REC-7735 demonstrated significant tumor regressions at low doses, outperforming approved agents, while maintaining high selectivity (>100-fold) over wild-type PI3K⍺ to reduce the risk of dose-limiting hyperglycemia.
◦With a differentiated preclinical efficacy and tolerability profile, REC-7735 has the potential to be a best-in-class PI3K⍺ H1047R inhibitor for breast and other solid tumors harboring this mutation.

Upcoming Milestones:
•REC-4881 (MEK1/2): Additional data in FAP from the Phase 2 TUPELO study expected in December 2025
•REC-1245 (RBM39): Early Phase 1 safety and PK monotherapy data expected in 1H26
•REC-3565 (MALT1): Early Phase 1 safety and PK monotherapy data expected in 1H27
•REC-102 (ENPP1): Potential Phase 1 initiation expected in 2H26
•REC-7735 (PI3Kα H1047R): Potential Phase 1 initiation expected in 2H26
•Recursion is well on track for over $100 million in milestone payments by end of 2026
◦Programs are advancing towards potential development candidate designation over the next 12 months
◦Multiple neuroscience target validation programs advancing by leveraging the Recursion OS

Partnered Discovery Updates:
With the acceptance of the second neuro map and the $30 million milestone from Roche and Genentech, Recursion has now achieved more than $500 million in upfront and milestone payments from its partners. This milestone places Recursion among a small group of pre-commercial biotechnology companies to achieve such scale, underscoring the strength of its partnership strategy. These collaborations not only support the maintenance and expansion of the Recursion OS, but also provide access to insights from leading biopharma companies and the potential for future milestone payments exceeding $10 billion, as well as royalties across indications Recursion may not pursue independently.

•Roche and Genentech: Recursion announced that it has achieved a second $30 million milestone from its partner, Roche and Genentech. The payment follows the acceptance of a novel whole-genome phenotypic map ("phenomap") of microglial cells, which are critical for brain health and implicated in a wide range of neurodegenerative and neuroinflammatory diseases.
◦The milestone is part of a larger ongoing 10+ year collaboration to discover novel targets and develop potential therapeutic treatments for up to 40 programs in neuroscience and gastrointestinal oncology.
◦Together, Recursion, Roche and Genentech have identified a number of biological insights from the first neuroscience-focused phenomap, that could become novel targets of interest.
◦Roche and Genentech have already optioned an initial program in gastrointestinal oncology with additional potential targets/programs under exploration based off of 4 whole-genome GI oncology phenomaps accepted by the partner to date.
◦To date, Recursion has achieved $213 million in upfront and milestone payments through the collaboration.
•Sanofi: Recursion and Sanofi continue to advance multi-target collaboration for up to 15 best-in-class or first-in-class programs across oncology and immunology, with $130 million in upfront and milestone payments achieved to date. Each program has the potential for over $300 million in milestone payments.
◦Sanofi continues to leverage combined Recursion OS 2.0, including phenomics, to identify new program opportunities.
◦Recursion and Sanofi are further advancing and expanding their joint pipeline across oncology and immunology.
◦Several programs are continuing to advance towards potential lead series and development candidate designation over the next 12 months.

Platform

Recursion OS 2.0: The platform is continuing to drive program development by integrating AI across multimodal biology, precision design, and clinical development—enabling faster, more efficient, and more innovative drug discovery and development.

Financing and Operations

Since 2023, our financing and operations activities include the following: In July 2023, we issued an aggregate of 7.7 million shares of our Class A common stock at a purchase price of $6.49 per share in the 2023 Private Placement with NVIDIA Corporation for net proceeds of approximately $49.9 million. In August 2023, we entered into an Open Market Sales Agreement with Jefferies LLC to provide for the offering, issuance and sale of up to an aggregate amount of $300.0 million of its Class A common stock. The Company sold 26.8 million shares and received net proceeds of $199.1 million under the agreement. In June 2024, we issued an aggregate of 35.4 million shares of our Class A common stock at a purchase price of $6.50 per share and received net proceeds of $216.4 million, after deducting transaction costs of $13.6 million. See Note 8, “Common Stock” to the Condensed Consolidated Financial Statements for additional information on the public offering. In September 2024, we received a Phenomap acceptance fee of $30.0 million from our collaboration with Roche. In February 2025, the Company terminated the Sales Agreement with Jefferies LLC and entered into a Sales Agreement with Citigroup Capital Markets Inc., to provide for the offering, issuance and sale of up to an aggregate amount of 500.0 million of its Class A common stock. As of September 30, 2025, an amount of $136.4 million remained available for future sales under the Sales Agreement all of which was sold in October 2025. For the nine months ended September 30, 2025, the Company has sold 74.6 million shares and received net proceeds of $358.2 million under the agreement.

We use the capital we have raised to fund operating and investing activities across platform research operations, drug discovery, clinical development, digital and other infrastructure, creation of our portfolio of intellectual property and administrative support. We do not have any products approved for commercial sale and have not generated any revenues from product sales. We had cash and cash equivalents of $659.8 million as of September 30, 2025. Based on our current operating plan, we believe that our cash and cash equivalents will be sufficient to fund our operations for at least the next twelve months.

Since inception, we have incurred significant operating losses. Our net losses were $162.3 million and $536.6 million during the three and nine months ended September 30, 2025, respectively. Our net losses were $95.8 million and $284.8 million during the three and nine months ended September 30, 2024, respectively. As of September 30, 2025, our accumulated deficit was $2.0 billion.

As of September 30, 2025, we did not have any unconditional outstanding commitments for additional funding. We anticipate that we will need to raise additional financing in the future to fund our operations, including the potential commercialization of any approved product candidates. Until such time, if ever, as we can generate significant product revenue, we expect to finance our operations with our existing cash and cash equivalents, any future equity or debt financings and upfront, milestone and royalty payments, if any, received under current or future license or collaboration agreements. We may not be able to raise additional capital on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, results of operations and financial condition may be adversely affected.

Results of Operations

The following table summarizes our results of operations:

(in thousands, except percentages)	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2025	2024	$	%	2025	2024	$	%
Revenue
Operating revenue	$4,983	$26,082	$(21,099)	(81)%	$38,905	$53,977	$(15,072)	(28)%
Grant revenue	192	—	192	n/m	238	316	(78)	(25)%
Total revenue	5,175	26,082	(20,907)	(80)%	39,143	54,293	(15,150)	(28)%

Operating costs and expenses
Cost of revenue	14,687	12,079	2,608	22%	56,678	32,444	24,234	75%
Research and development	121,062	74,600	46,462	62%	379,331	216,087	163,244	76%
General and administrative	41,628	37,757	3,871	10%	142,932	100,998	41,934	42%
Total operating costs and expenses	177,377	124,436	52,941	43%	578,941	349,529	229,412	66%

Loss from operations	(172,202)	(98,354)	(73,848)	75%	(539,798)	(295,236)	(244,562)	83%
Other income, net	9,952	2,679	7,273	>100%	3,005	9,347	(6,342)	(68)%
Loss before income tax benefit	(162,250)	(95,675)	(66,575)	70%	(536,793)	(285,889)	(250,904)	88%
Income tax benefit (expense)	(3)	(167)	164	(98)%	156	1,134	(978)	(86)%
Net loss	$(162,253)	$(95,842)	$(66,411)	69%	$(536,637)	$(284,755)	$(251,882)	88%
n/m = Not meaningful

Revenue

The following table summarizes our components of revenue:

	Three months ended September 30,		Change		Nine months ended September 30,		Change
(in thousands, except percentages)	2025	2024	$	%	2025	2024	$	%
Revenue
Operating revenue	$4,983	$26,082	$(21,099)	(81)%	$38,905	$53,977	$(15,072)	(28)%
Grant revenue	192	—	192	n/m	238	316	(78)	(25)%
Total revenue	$5,175	$26,082	$(20,907)	(80)%	$39,143	$54,293	$(15,150)	(28)%
n/m = Not meaningful

Operating revenue is generated through research and development agreements derived from strategic alliances. We are entitled to receive variable consideration as certain milestones are achieved. The timing of revenue recognition is not directly correlated to the timing of cash receipts.

For the three and nine months ended September 30, 2025, the decrease in revenue compared to prior period was due to the timing of projects from the Company’s Sanofi, Roche and Merck KGaA, Darmstadt, Germany collaborations. For the three months ended September 30, 2024, we recognized revenue related to the acceptance fee for the completion of a Phenomap for one of our neuroscience performance obligations for the Roche agreement. Prior to the three months ended September 30, 2024, we had fully constrained the $30.0 million acceptance fee.

Cost of Revenue

The following table summarizes our cost of revenue:

(in thousands, except percentages)	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2025	2024	$	%	2025	2024	$	%
Total cost of revenue	$14,687	$12,079	$2,608	22%	$56,678	$32,444	$24,234	75%

Cost of revenue consists of the Company’s costs to provide services for drug discovery required under performance obligations with partnership customers. These primarily include materials costs, service hours performed by our employees and depreciation of property and equipment.

For the three and nine months ended September 30, 2025, the change in cost of revenue compared to prior period was due to our Exscientia acquisition for which our results now also include additional customers.

Research and Development

The following table summarizes our components of research and development expense:

(in thousands, except percentages)	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2025	2024	$	%	2025	2024	$	%
Research and development expense
Platform	$42,321	$37,227	$5,094	14%	$191,096	$95,961	$95,135	99%
Discovery	19,799	16,584	3,215	19%	63,235	48,767	14,468	30%
Clinical	20,752	13,004	7,748	60%	57,877	44,310	13,567	31%
Acquired IPR&D	22,840	—	22,840	n/m	22,840	—	22,840	n/m
Stock based compensation	16,423	9,457	6,966	74%	48,312	26,031	22,281	86%
UK R&D tax credit	(1,099)	—	(1,099)	n/m	(5,445)	—	(5,445)	n/m
Other	26	(1,672)	1,698	(102)%	1,416	1,018	398	39%
Total research and development expense	$121,062	$74,600	$46,462	62%	$379,331	$216,087	$163,244	76%
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

For the three months ended September 30, 2025, the increase in research and development expenses compared to the prior period was primarily driven by acquired IPR&D purchases of $22.8 million and the inclusion of Exscientia’s results of $29.6 million.

For the nine months ended September 30, 2025, the increase in research and development expenses compared to the prior period was primarily driven by Tempus record purchases of $46.9 million, the inclusion of Exscientia’s results of $85.1 million and acquired IPR&D purchases of $22.8 million.

General and Administrative Expense

The following table summarizes our general and administrative expense:

(in thousands, except percentages)	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2025	2024	$	%	2025	2024	$	%
Total general and administrative expense	$41,628	$37,757	$3,871	10%	$142,932	$100,998	$41,934	42%

We expense general and administrative costs as incurred. General and administrative expenses consist primarily of salaries; including employee benefits and stock-based compensation. General and administrative expenses also include facilities, depreciation, information technology, professional fees for auditing and tax, legal fees for corporate and patent matters and insurance costs.

For the three months ended September 30, 2025, the increase in general and administrative expense compared to prior period was primarily driven by the inclusion of Exscientia’s results.

For the nine months ended September 30, 2025, the increase in general and administrative expense compared to prior period was primarily driven by the inclusion of Exscientia’s results of $23.9 million and an increase in salaries and wages of $15.0 million.

Other Income (Loss), Net

The following table summarizes our components of other income (loss), net:

(in thousands, except percentages)	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2025	2024	$	%	2025	2024	$	%
Interest income	5,540	3,826	1,714	44.8%	16,541	11,138	5,403	48.5%
Interest expense	(833)	(553)	(280)	50.6%	(1,821)	(967)	(854)	88.3%
Other	5,245	(594)	5,839	n/m	(11,716)	(824)	(10,892)	>100%
Other income (loss), net	$9,952	$2,679	$7,273	>100%	$3,004	$9,347	$(6,343)	(67.9)%
n/m = Not meaningful

For the three months ended September 30, 2025, the increase in other income (loss), net compared to prior period related to an increase in other income driven primarily by foreign currency gains and investing activities.

For the nine months ended September 30, 2025, the increase in other income (loss), net compared to prior period related to our loss on disposal of Exscientia GmbH of $4.5 million and our Vienna lease termination fee of $5.2 million. This decrease is partially offset by an increase in interest income driven by our increase in earnings on cash and cash equivalents.

Liquidity and Capital Resources

Sources of Liquidity

We have not yet commercialized any products and do not expect to generate revenue from the sales of any product candidates for at least several years. Cash and cash equivalents totaled $659.8 million and $594.3 million as of September 30, 2025 and December 31, 2024, respectively.

We have incurred operating losses and experienced negative operating cash flows and we anticipate that the Company will continue to incur losses for at least the foreseeable future. Our net loss was $162.3 million and $536.6 million during the three and nine months ended September 30, 2025, respectively. Our net loss was $95.8 million and $284.8 million during the three and nine months ended September 30, 2024, respectively. As of September 30, 2025, we had an accumulated deficit of $2.0 billion.

Since 2023, we have financed our operations primarily through Class A common stock issuances. As of September 30, 2025, we have received net proceeds of $823.6 million from Class A common stock issuances. See Note 8, “Common Stock” to the Condensed Consolidated Financial Statements for additional details on Class A common stock issuances. Additionally, as of September 30, 2025, we have received proceeds of $44.0 million from our strategic partnerships. See Note 9, “Collaborative Development Contracts” to the Condensed Consolidated Financial Statements for additional details on the strategic partnerships.

Cash Flows

The following table is a summary of the Condensed Consolidated Statements of Cash Flows for each of the periods presented below:

	Nine months ended September 30,
(in thousands)	2025	2024
Cash used in operating activities	$(325,735)	$(243,744)
Cash used in investing activities	(15,627)	(15,397)
Cash provided by financing activities	389,526	293,481

Operating Activities
Cash used by operating activities increased during the nine months ended September 30, 2025 as a result of higher costs incurred for research and development and general and administrative primarily due to the Company’s acquisition of Exscientia. This included Exscientia GmbH disposal related payments of $9.7 million and severance payments of $14.3 million. See Note 4, “Acquisitions” to the Consolidated Financial Statements for additional details related to the Exscientia acquisition and Exscientia GmbH disposal.

Cash used by operating activities increased during the nine months ended September 30, 2024 as a result of higher costs incurred for research and development and general and administrative due to the Company’s expansion and upgraded capabilities.

Investing Activities
Cash used by investing activities during the nine months ended September 30, 2025 primarily consisted of the disposal of Exscientia GmbH of $4.4 million and property and equipment purchases of $5.2 million.

Cash used by investing activities during the nine months ended September 30, 2024 consisted primarily of purchases of property and equipment of $12.4 million, which included $2.9 million for a project to upgrade the BioHive -2 supercomputer and $2.7 million for lab equipment purchases. Additionally, investing activities included the purchase of an intangible asset of $3.0 million from Helix.

Financing Activities
Cash provided by financing activities during the nine months ended September 30, 2025 primarily included proceeds of $395.5 million from common stock issuances. Financing outflows included a $3.0 million payment for the purchase of an intangible asset that was not soon after the purchase.

Cash provided by financing activities during the nine months ended September 30, 2024 primarily included proceeds of $289.4 million from common stock issuances. Financing cash inflows also included proceeds from equity incentive plans of $6.4 million.

Critical Accounting Estimates and Policies

A summary of the Company’s significant accounting estimates and policies is included in Note 2, “Summary of Significant Accounting Policies” in our 2024 Annual Report. There were no significant changes in the Company’s application of its critical accounting policies during the nine months ended September 30, 2025.

Recently Issued and Adopted Accounting Pronouncements

See Note 2, “Basis of Presentation” in Item 1 of this Quarterly Report on Form 10-Q for information regarding recently issued and adopted accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are exposed to market risk related to changes in interest rates on our investment portfolio of cash and cash equivalents. As of September 30, 2025, our cash and cash equivalents consisted of money market funds. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in interest rates. A hypothetical 100 basis point decrease in interest rates as of September 30, 2025, would have an insignificant effect on net loss in the ensuing year.

Foreign Currency Exchange Risk

Our employees and our operations are primarily located in the United States, United Kingdom and Canada and our expenses are primarily denominated in U.S. dollars, Great British pounds and Canadian dollars. We also have entered into a limited number of contracts with vendors for research and development services that have underlying payment obligations denominated in foreign currencies. We are subject to foreign currency transaction gains or losses on our contracts denominated in foreign currencies. To date, foreign currency transaction gains and losses have not been material to our financial statements and we do not have a formal hedging program with respect to foreign currency. A 10% increase or decrease in current exchange rates would have an insignificant effect on our financial results during the three and nine months ended September 30, 2025 and 2024.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company has established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) designed to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including the principal executive officer (our Chief Executive Officer) and principal financial officer (our Chief Financial Officer), to allow timely decisions regarding required disclosure. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Our management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives as management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2025, our disclosure controls and procedures were ineffective due to the material weaknesses in internal control over financial reporting disclosed in Part II, Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2024.

Remediation of Material Weaknesses

The following remediation actions have been taken as of September 30, 2025 related to the material weakness for estimated costs and time to completion and controls to validate the completeness and accuracy of data used to calculate revenue and unearned revenue related to our license agreement:

•Improvement of documentation procedures regarding specific inquiries related to the cost model used for revenue recognition and the resulting responses
•Improvement of documentation for the review of changes in cost model due to responses from inquiries
•Provision of additional documentation for internal reports to validate and support completeness and accuracy of reports
•Improvements in the documentation of these processes were executed with the input of our third-party consultants who continue to be involved in the design and enhancement of the revenue recognition policies and procedures

The following remediation actions have been taken as of September 30, 2025 related to the material weaknesses for the acquired Exscientia business:

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

While significant progress has been made to enhance our internal control over financial reporting, Recursion is still designing, implementing and testing the processes, procedures and controls related to the above material weaknesses. We believe the above actions will be effective in remediating the material weaknesses described above. However, the material weaknesses cannot be considered remediated until controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. As such, we were unable to conclude that the material weaknesses have been remediated as of September 30, 2025.

Changes in Internal Control Over Financial Reporting

For the three months ended September 30, 2025, management was in the process of integrating the internal controls of the acquired business (Exscientia) into Recursion's existing operations as part of planned integration activities. There were no other changes in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. For a detailed discussion of the risks that affect our business. Please refer to the sections titled Part I, Item 1A. “Risk Factors” of our 2024 Annual Report and Part II, Item 1A. “Risk Factors” of our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2025 and June 30, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(a) Sales of Unregistered Securities

RallyBio Private Placement
On July 08, 2025, the Company, Exscientia Ventures I, Inc., an indirect wholly-owned subsidiary of the Company (“Buyer Sub”), Rallybio Corporation (“Rallybio”), and Rallybio IPB, LLC, a wholly-owned subsidiary of Rallybio (the “Seller”), entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”). Pursuant to the Purchase Agreement, on July 08, 2025, Buyer Sub acquired 50% of the issued and outstanding membership interests of RE Ventures I, LLC from the Seller in exchange for cash and shares of Class A common stock of the Company (the “Rallybio Shares”). Under the terms of the Purchase Agreement, as partial consideration, on July 08, 2025, the Company paid the Seller 1,457,952 Shares and additional cash consideration in the amounts set forth in the Purchase Agreement. The sale was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. Pursuant to the terms of the Purchase Agreement, the Company subsequently filed a prospectus supplement to a registration statement (File No. 333-284878) pursuant to Rule 424(b) on July 08, 2025, to register the resale of the Rallybio Shares by Rallybio.

On August 27, 2025, following the achievement of certain milestones under the Purchase Agreement, the Company issued to the Seller an aggregate of 2,397,023 Shares (the “Contingent Shares”) pursuant to the terms of the Purchase Agreement. The sale was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. Pursuant to the terms of the Purchase Agreement, on August 29, 2025, the Company filed a prospectus supplement to a registration statement (File No. 333-284878) pursuant to Rule 424(b) to register the resale of the Contingent Shares by Rallybio.

Stock Option Exercises
For the nine months ended September 30, 2025, we issued 60,800 shares of our Class A common stock to our employees, directors, advisors and consultants upon the exercise of stock options under our Key Personnel Incentive Stock Plan for aggregate consideration of approximately $21 thousand, in reliance on the exemption provided by Rule 701(b)(2) promulgated under the Securities Act, or pursuant to Section 4(a)(2) under the Securities Act, relative to transactions by an issuer not involving any public offering, to the extent an exemption from such registration was required. All recipients either received adequate information about our company or had access, through employment or other relationships, to such information.

Item 5. Other Information.

On August 31, 2025, Blake Borgeson, a member of our Board of Directors, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the potential sale of up to 3,868,000 shares of the Company’s Class A common stock, a majority of which will not execute absent a significant increase in the market price of the Company’s Class A common stock. The plan is effective until no later than December 01, 2026.

On September 22, 2025, Najat Khan, Chief R&D Officer, Chief Commercial Officer, and a member of our Board of Directors, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 299,317 shares of the Company’s Class A common stock until December 22, 2026.

On September 30, 2025, Ben Taylor, Chief Financial Officer and President of Recursion UK, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 293,321 shares of the Company’s Class A common stock until December 29, 2026.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 5, 2025.

RECURSION PHARMACEUTICALS, INC.

By:	/s/ Christopher Gibson
Christopher Gibson
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Ben Taylor
Ben Taylor
Chief Financial Officer
(Principal Financial and Accounting Officer)