Form 10-K
period 2025-12-31
RECURSION PHARMACEUTICALS, INC.
filed 2026-02-25
CIK 1601830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

The aggregate market value of the 401,051,618 shares of Class A common voting stock held by non-affiliates of the Registrant, computed by reference to the closing price as reported on the Nasdaq Stock Exchange, as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2025) was $2.03 billion.

As of January 31, 2026, there were 521,950,663 and 5,447,334 shares of the registrant’s Class A and B common stock, respectively, par value $0.00001 per share outstanding, respectively.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for use in connection with the registrant’s 2026 Annual Meeting of Stockholders to be filed hereafter are incorporated by reference into Part III of this report.

A Letter from Our CEO
Dear Shareholders,
2025 marked an important inflection point for Recursion — the year our AI-native foundation began translating from theoretical advantage into clinical reality. We moved from vision and promise to demonstrating tangible clinical evidence powered by our end-to-end AI-native operating system for creating medicines, and we did so with growing confidence, discipline, and momentum. As I reflect on the year behind us and look ahead to 2026 and beyond, I believe Recursion is entering one of its most consequential chapters yet.
The foundational question is no longer whether AI can play a role in drug discovery and development. We have demonstrated that it can — and we believe the next decade will be defined by how deeply AI is embedded into the fabric of new medicines itself. The more important question now is: what value does it create, and how does that value show up in the lives of patients? Quality medicines are the standard by which AI in medicine will ultimately be judged. That value will not come from AI layered onto the margins of R&D, but from seamlessly integrating AI into the drug discovery and development process itself — improving probability of success, compressing timelines, and deploying capital more efficiently. We are positioning Recursion not only to meet that standard, but to define it.
My conviction in our path forward is rooted in the foundation we have built and the proof points we are beginning to generate through our full stack AI platform. Our strategy is organized around three core pillars, underpinned by exceptional people and a culture grounded in rigor and curiosity.

First: Translating Insights into Proof Points — and Ultimately into Medicines.
In 2025, we achieved our first AI-enabled clinical proof of concept. In familial adenomatous polyposis (FAP), REC-4881 demonstrated that a novel, platform-derived biological insight — identifying MEK1/2 inhibition as a therapeutic entry point — can translate into meaningful clinical outcomes. For patients living with a progressive, lifelong disease with no approved pharmacotherapies, this represents tangible progress.
This milestone is more than a single data readout. It is early validation of a core premise: that systematically decoding biology at scale can yield differentiated medicines — and that the more we learn, the stronger the system becomes.
We enter 2026 with five clinical programs advancing with defined differentiation and clear go/no-go criteria, alongside a growing discovery pipeline informed by platform-generated insights. We are also delivering for our partners, having achieved over $500 million in upfront and progress-based milestone payments to date. With Roche and Genentech, we have delivered whole-genome CRISPR phenomaps in human neuronal and microglial cells, generating $213 million in cash inflows. With Sanofi, we are advancing AI-driven small-molecule programs in oncology and immunology, contributing $134 million in cash inflows to date.
These are not isolated successes; they are signals that our platform is beginning to compound — generating insights, molecules, and proof from a shared technological core.
Second: Surgically Doubling Down on our Full Stack AI Platform Innovation, Grounded in Impact.
AI must improve outcomes across the full R&D value chain — not just isolated steps. Our focus is therefore on building and operating an integrated, end-to-end platform spanning biology, chemistry, and clinical development — designed to continuously learn across programs and improve with scale.

“THE FOUNDATIONAL QUESTION IS NO LONGER WHETHER AI CAN PLAY A ROLE IN DRUG DISCOVERY AND DEVELOPMENT. WE HAVE DEMONSTRATED THAT IT CAN — AND WE BELIEVE THE NEXT DECADE WILL BE DEFINED BY HOW DEEPLY AI IS EMBEDDED INTO THE FABRIC OF NEW MEDICINES ITSELF. THE MORE IMPORTANT QUESTION NOW IS: WHAT VALUE DOES IT CREATE, AND HOW DOES THAT VALUE SHOW UP IN THE LIVES OF PATIENTS?”

Drug discovery has historically been fragmented, with biological hypotheses, molecular design, and clinical execution optimized independently. We have built Recursion to close that gap — not through incremental tools, but through a deeply integrated architecture that connects experimental data, machine learning, and execution in a unified feedback loop.
In biology, phenomics combined with multi-omic and patient-derived data is strengthening translational insight. In chemistry, precision generative design — strengthened by the integration of Exscientia — accelerates convergence on high-quality candidates, including against historically difficult targets. In clinical development, our newly created AI-enabled ClinTech system applies patient-level inference to improve trial design, patient selection, and execution, increasing signal quality and operational efficiency.
When AI functions as a continuous system rather than a collection of tools, its impact compounds— and that compounding effect is the foundation of our long-term strategic advantage. That is the platform we are building.
Third: Pairing Bold Ambition with Discipline.
Ambition must be matched with focus to create durable value. In 2025, we sharpened our portfolio, streamlined operations, and applied more rigorous capital allocation. We materially reduced projected cash burn while preserving investment in our highest-impact programs and platform capabilities.
This discipline extends beyond financial stewardship. It shapes how we set milestones, evaluate data, and make transparent go/no-go decisions. As we move into 2026, you should expect continued execution rigor and a relentless orientation toward value creation.
The foundation of this progress is our people — teams fluent in both science and AI, who approach biology with humility and technology with rigor. They are connecting data, models, and clinical insight into a unified system designed to deliver differentiated therapies.
Making medicines has always been personal for me. Recursion was founded on a belief I deeply share: that biology is complex, but not unknowable — and that advances in AI and automation can fundamentally reshape how medicines are discovered.
The next phase is about scaling that belief into durable impact — across programs, partnerships, and ultimately across diseases.
We will continue advancing the Recursion Operating System as a source of long-term differentiation while prioritizing programs and partnerships where we have the strongest conviction and greatest opportunity to deliver for patients. Ambition and discipline are not opposing forces — they are mutually reinforcing.
Approximately 80% of diseases still lack disease-modifying therapies. The opportunity before us is vast. The credibility of AI in medicine will not be earned through better models alone, but through translation — from data to decisions, from platforms to pipelines, and from science to patients. We intend to be the company that defines that standard.
Our objective is clear: apply AI and science with rigor, focus, and humanity to deliver meaningful medicines. Thank you for your continued partnership as we build a company defined not only by impact and discipline, but by the ambition to drive durable value creation to reshape how medicines are discovered and delivered for generations to come.
Sincerely,
Najat Khan, Ph.D.
Chief Executive Officer, President, and Board Member Recursion

“MAKING MEDICINES HAS ALWAYS BEEN PERSONAL FOR ME. RECURSION WAS FOUNDED ON A BELIEF I DEEPLY SHARE: THAT BIOLOGY IS COMPLEX, BUT NOT UNKNOWABLE — AND THAT ADVANCES IN AI AND AUTOMATION CAN FUNDAMENTALLY RESHAPE HOW MEDICINES ARE DISCOVERED.”

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
◦We have incurred significant operating losses and anticipate that we will incur continued losses for the foreseeable future, and will need to raise substantial additional funding, which may cause dilution to stockholders, restrict operations, require us to relinquish rights to our technologies or drug candidates, and divert management’s attention from our core business.
◦We may be required to repurchase for cash, or to facilitate the purchase by a third party of, the shares of Class A common stock that were issued to the Bill & Melinda Gates Foundation if we default under the global access commitments agreement with Exscientia, which could have an adverse impact on us.
◦We are engaged in strategic collaborations and we intend to seek to establish additional collaborations, including for the clinical development or commercialization of our drug candidates. If we are unable to do so, or if current and future collaborations are not successful, we may have to alter our development and commercialization plans.
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
◦Our drug candidates are in preclinical or clinical development, which are lengthy and expensive processes with uncertain outcomes and the potential for substantial delays, including due to difficulties in the enrollment of patients in clinical trials.
◦Our planned clinical trials, or those of our current and potential future collaborators, may not be successful and may not receive regulatory approval or market acceptance.
◦We may develop drug candidates for use in combination with other therapies, which exposes us to additional risks.
◦We conduct clinical trials for our drug candidates outside the United States, and the FDA and similar foreign regulatory authorities may not accept data from such trials.
◦It is difficult to establish with precision the incidence and prevalence for target patient populations of our drug candidates. If such data is not accurate our revenue and ability to achieve profitability will be adversely affected, possibly materially.
◦We may never realize a return on our investment of resources and cash in our drug discovery collaborations.
◦Our competitors may discover, develop, or commercialize products before, or more successfully than, we do.
◦Because we have multiple programs and drug candidates in our pipeline and are pursuing a variety of target indications and treatment modalities, we may expend our resources to pursue a particular drug candidate and fail to capitalize on development opportunities or candidates that may be more profitable or for which there is a greater likelihood of success.
◦Our product candidates may cause significant adverse events, toxicities or other undesirable side effects when used alone or in combination with other approved products or investigational new drugs that may result in a safety profile that could prevent regulatory approval or market acceptance, limit commercial potential, or result in material negative consequences.
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
◦Issues relating to the use of artificial intelligence and machine learning in our offerings could adversely affect our business.
Risks Related to Our Operations/Commercialization
◦Even if any drug candidates we develop receive marketing approval, they may fail to achieve the degree of market acceptance by physicians, patients, healthcare payors, and others in medicine necessary for commercial success.
◦If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to sell and market any drug candidates we may develop, we may not be successful in commercializing those drug candidates, if approved.
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
◦Our current proprietary position for certain drug product candidates depends upon our owned or in-licensed patent filings covering components of such drug product candidates, manufacturing-related methods, formulations, and/or methods of use, which may not adequately prevent a competitor or other third party from using the same drug candidate.
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
◦Changes in U.S. patent law could diminish the value of patents, thereby impairing our ability to protect our products.
◦Issued patents covering our drug product candidates and proprietary technology that we have developed or may develop in the future could be found invalid or unenforceable if challenged in the United States or abroad.
Risks Related to Acquisitions
◦The anticipated benefits of the business combination with Exscientia may vary from expectations.
◦As a company with substantial operations outside of the United States, we are subject to economic, political, regulatory and other risks associated with international operations.
Risks Related to Government Regulation
◦We may be unable to obtain regulatory approval and, as a result, may be unable to commercialize our product candidates.
◦Regulatory authorities may not accept data from trials conducted in locations outside of their jurisdiction.
◦Even if we receive FDA or other regulatory approval for any of our drug candidates, we will be subject to ongoing regulatory obligations and other conditions that may result in significant additional expense, as well as the potential recall or market withdrawal of an approved product if unanticipated safety issues are discovered.
◦Regulatory agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses.
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
◦Our future success depends on our ability to attract, retain, and motivate key personnel.
◦We have identified material weaknesses in our internal control over financial reporting.

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
•our continued ability to achieve milestones and receive associated milestone payments and royalties from current and future collaborations;
•our ability to use our combined assets from our business combination to create a fully integrated, technology-first drug discovery platform;
•our ability to reduce our cash burn;
•the timing and likelihood of our ability to shift our wet-lab from a source of data generation to a model for validating data from AI-generated results and the projected impact of our ClinTech platform on our business;
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
•our ability to maintain effective internal control over financial reporting and disclosure controls and procedures, including our ability to remediate the material weaknesses in internal control over financial reporting;
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

Item 1. Business.
Business Overview
Recursion is a clinical-stage TechBio company with a mission to decode biology to radically improve lives. We have advanced a portfolio of differentiated internal programs and strategic partnerships powered by our integrated drug discovery and development platform, the Recursion Operating System (OS). This platform provides end-to-end, AI-native capabilities that span from novel biological ideas through the clinic, integrating multimodal biological data generation, AI-powered small molecule synthesis, and AI-enabled clinical development. All of our technologies are designed to translate complex science into medicines that matter — faster, better, and at scale — for patients who are waiting.
Historically, it has taken over ten years and an average capitalized R&D cost of approximately $2-3.5 billion to move a drug discovery project from early discovery to an approved therapeutic, with less than 4% of drug discovery programs initiated resulting in an approved medicine.1,2,3,4,5,6 Today, we are working to transform the traditional high-attrition, “V-shaped” discovery funnel by pivoting to a ‘T-shaped’ model. By leveraging advanced computational tools across biology, chemistry and clinical development, we aim to rapidly narrow a broad set of potential medicines to the candidates with the highest probabilities of success, with the goal to move programs through development more efficiently and with less attrition.
Figure 1. Illustrative. Reshaping the drug discovery funnel. Recursion’s goal is to leverage technology to reshape the typical drug discovery funnel towards its ideal state by moving failure as early as possible to rapidly narrowing the funnel into programs with the highest probability of success.
In recent years, advances in artificial intelligence and machine learning (“AI/ML”) have increasingly influenced both the technology and biopharmaceutical industries. Industry reports estimate that a majority of large biopharmaceutical companies now employ AI/ML in some aspect of drug discovery or development, and global investment in AI-enabled drug discovery has grown to several billions of dollars annually. Regulators and policymakers have also engaged more actively in this area, with AI/ML-enabled approaches being applied across multiple stages of drug discovery and development, including target identification, molecular design, chemical synthesis, clinical development, and manufacturing. We believe the increasing adoption of these technologies reflects a growing industry consensus that AI/ML has the potential to improve efficiency, decision-making, and productivity in drug discovery and development — the extent and timing of these benefits remain subject to ongoing validation and focus on proof-of-concept by leading players, including Recursion.
1 Zhou, S. and Johnson, R. (2018). Pharmaceutical Probability of Success. Alacrita Consulting, 1-42.
2 Steedman, M, and Taylor, K. (2024). Measuring the return from pharmaceutical innovation. Deloitte. 1-28.
3 DiMasi et al. (2016). Innovation in the pharmaceutical industry: New estimates of R&D costs. Journal of Health Economics. 47, 20-33.
4 Paul, et al. (2010). How to improve R&D productivity: the pharmaceutical industry’s grand challenge. Nature Reviews Drug Discovery. 9,203-214.
5 Martin et al. (2017). Clinical trial cycle times continue to increase despite industry efforts. Nature Reviews Drug Discovery. 16, 157.
6 European Federation of Pharmaceutical Industries and Associations (EFPIA). (2024). The pharmaceutical industry in figures: Key data 2024.

Our Strategic Focus Across Three Pillars
The Recursion OS provides a common foundation for mapping biology, navigating disease space, designing molecules, and optimizing clinical trials across therapeutic areas and modalities. We deploy these capabilities to meet the specific differentiation and risk-reward needs of each program, tailoring our approach based on medical, market, regulatory, and capital considerations through a combination of internal pipeline development and strategic partnerships.
This approach allows us to balance near-term learning and proof generation with longer-term platform innovation, while allocating capital where Recursion has the highest confidence and greatest potential for differentiation. The three strategic pillars described below reflect how we operationalize this model to drive disciplined value creation and impact.
Figure 2. Recursion’s strategy is organized around three core pillars, described below.

Pillar 1 – Translate insights to proof points – on the path to new medicines
A core pillar of our strategy is demonstrating that our AI platform can consistently translate scientific insights into medicines that deliver meaningful patient impact. In 2025, we made tangible progress against this objective, including a positive clinical readout from our familial adenomatous polyposis (FAP) program, where our novel platform-derived insight, identifying the potential therapeutic benefit of MEK1/2 inhibition in FAP, translated into clinically meaningful reductions in polyp burden in a disease with no approved therapies. We have several clinical-stage and multiple preclinical programs that are differentiated by novel biology, chemistry, and/or patient understanding from our platform. We have achieved key progress-based milestones across multiple strategic partnerships that further validate the applicability of our platform across diverse aspects of discovery and therapeutic areas. To date, we have received over $500 million in partner payments for novel data generation (e.g. maps optioned by Roche and Genentech) and advancing AI-designed small molecule programs with Sanofi and others. We expect to receive additional milestone payments as programs continue to progress. Together, these advancements across our internal and partnered pipeline provide growing evidence that our approach can convert insights into early proof points.
Figure 3. Recursion: Progress, by the numbers. 1. Includes preclinical programs that are expected to enter the clinic within the next 18 months. 2: Milestones: Potential Roche and Genentech and Sanofi milestones per small molecule program. Royalties: Recursion is eligible for tiered royalties up to high single digits (Roche and Genentech) and up to double digits (Sanofi).
Pillar 2 – Focused innovation, grounded in clear impact
We have built an end-to-end, AI-native platform that spans biological discovery, small molecule design, and clinical development, and our strategy is to continue investing selectively in capabilities that improve the probability of success, speed, and confidence of scientific and clinical decision-making. For example, a key area of focus in 2025 was the build out of our ClinTech capabilities, where we are applying data, automation, and AI to enable more efficient trial design, patient stratification, and evidence generation. Leveraging our Recursion OS platform, we have also been able to advance small molecule drug candidates that potentially solve complex design problems, while synthesizing approximately 90% fewer compounds than the industry average. Looking ahead, we will continue to direct resources toward platform capabilities that address critical bottlenecks in research and development and that we believe can drive durable differentiation and long-term value creation.

Figure 4. The Recursion OS. The Recursion OS is designed to use AI to advance and accelerate decision-making and insight across the entire R&D value chain with the end goal to make novel medicines that matter. The Recursion OS generates value by advancing a pipeline of differentiated investigational medicines, in addition to building pipelines for our partners.
Pillar 3 – Pair bold ambition with disciplined execution
Our strategy emphasizes pairing long-term ambition with disciplined execution, clear prioritization, and prudent capital allocation. We apply rigorous go/no-go decision-making across our portfolio and focus resources on programs and initiatives where we believe we have a true strategic advantage. Actions taken in 2025, including prioritizing our clinical portfolio and streamlining operations, reflect this disciplined approach and are intended to support sustainable execution over the long term. Going forward, we will continue to balance investment in innovation with operational and financial discipline, aligning resources with our highest-impact opportunities while maintaining flexibility as we advance our mission.
Foundation – Empowering exceptional, bilingual teams to deliver impact with humanity
As Recursion works to transform how better medicines are brought to patients, we believe a new, integrated culture is essential to success. A core foundation of our strategy is our people, which we view as a critical operating advantage in translating platform capability into real-world impact. Recursion has intentionally built integrated, bilingual teams that operate fluently across science, computation, and engineering, enabling tight collaboration between wet-lab experimentation, model development, and clinical strategy. We continue to invest in our people and teams to reduce friction across workflows, accelerate iteration, and ensure that experimental design, AI models, and development decisions are informed by a common context. Paired with a culture that emphasizes rigor, accountability, and disciplined execution, this talent model is expected to enable us to pursue bold scientific ambition while consistently delivering progress toward medicines that matter — with speed, confidence, and humanity.
Building a Pipeline – Wholly Owned and Partnered Discovery
Our combined wholly-owned and partnered pipeline represents the primary vehicle for translating novel insights and capabilities from the Recursion OS into tangible medicines. We utilize a wide range of AI and automation to achieve differentiation in biology, chemical design, and clinical development, targeting areas of high unmet need with a speed and precision unique to our AI-native approach. The progression of the portfolio through clinical development represents a critical step in validating our OS-driven methodology. Our goal remains for these proprietary insights to be translated into successful clinical outcomes across our internal focus areas of oncology and rare disease, as well as for our partners across oncology, neuroscience, immunology, and other therapeutic areas with high unmet need. All of our programs target differentiated medicines in select patient populations.

Advancing our Wholly Owned Pipeline
We are accelerating critical clinical milestones while delivering measurable progress against diseases with high unmet medical needs. To focus resources on programs with the strongest scientific rationale and the highest potential for near- and long-term impact, such as REC-4881 in FAP and REC-617 in advanced solid tumors, we streamlined our portfolio in May 2025. As part of this prioritization, the clinical programs REC-2282 for NF2, REC-994 for CCM, and REC-3964 for C. difficile were discontinued and/or partnering opportunities are being pursued.
Figure 5. Recursion’s wholly-owned clinical pipeline includes differentiated medicines across oncology and rare disease. The current pipeline consists of 5 clinical programs and 2 preclinical programs with the potential to enter Phase 1 pending go/no go decision.
Pipeline Highlights from 2025
In 2025, we reported the first clinical validation of the Recursion OS, with positive Phase 1b/2 results from our REC-4881 MEK1/2 inhibitor program in FAP. The rapid and durable reduction in polyp burden observed in the Phase 2 portion of the TUPELO study shows how unbiased phenotypic and mechanistic insights from the Recursion OS, such as MEK1/2 rescue of APC loss-of-function, can translate to novel, differentiated therapeutics for diseases like FAP. We expect to engage with the FDA to define a potential registration path for REC-4881 while further optimizing dosing schedule in the ongoing TUPELO trial, to continue to progress in this disease with no approved pharmacotherapies.
In parallel, Recursion has three other clinical studies ongoing: ELUCIDATE (Phase 1/2, REC-617, CDK7i), DAHLIA (Phase 1/2, REC-1245, RBM39 degrader) and EXCELERIZE (Phase 1, REC-3565, MALT1i). A fourth study, ENLYGHT (REC-4539, LSD1i) is expected to enter Phase 1 for solid tumors in 2026. IND-enabling studies are ongoing for REC-7735 (PI3Kα H1047Ri) and REC-102 (ENPP1i), with the potential to enter Phase 1 studies pending go/no go decision.
Anticipated Near-term Catalysts
Recursion is poised for a catalyst-rich period, with multiple programs reaching meaningful milestones over the next 24 months. In the first half of 2026, we will engage with the FDA to define a registration path for REC-4881, and we will report early monotherapy safety and PK data for REC-1245 (RBM39 degrader) during the same period. Go/no-go decisions on the initiation of Phase 1 studies for REC-7735 (PI3Kα H1047Ri) and REC-102 (ENPP1i) are expected in the second half of 2026. Additional clinical data for REC-4881 (MEK1/2i), early combination safety and PK data for REC-617 (CDK7i), and early monotherapy safety and PK data for REC-3565 (MALT1i) will be reported in the first half of 2027, with early monotherapy safety and PK data for REC-4539 (LSD1i) reported in the second half of that year.

Impact Through Partnered Pipeline
Through our partnerships with leading pharmaceutical companies including Roche and Genentech, Sanofi, Bayer, and Merck KGaA (Darmstadt, Germany), we have secured more than $500 million in upfront and progress-based milestone payments to date, with the potential for over $20 billion in additional milestones before royalties. These global collaborations not only provide near-term cash flows but also combine our scaled biology, precision chemistry, and automated synthesis capabilities to pave the way for transformative therapies in oncology, neuroscience, immunology, and other therapeutic areas with high unmet need. By partnering with some of the best biopharmaceutical companies in their respective areas, our platform and team have an opportunity to learn from some of the most experienced in the industry. By uniting our AI-driven platforms, vast proprietary data, and deep scientific expertise, we continue to unlock powerful innovations and expand patient impact. Below are some of the latest developments illustrating this momentum:
Sanofi: Designing molecules against difficult and diverse protein targets in challenging data-poor and data-rich environments
•Small Molecule Joint Portfolio: Recursion is using its platform to discover and advance a joint portfolio of 5+ AI-driven and differentiated novel small molecule programs in immunology and oncology therapeutic areas. The joint collaboration has the potential for up to 15 AI-driven small molecule programs.
•Milestones and Collaboration: In February 2026, we achieved our fifth milestone across the collaboration, generating a $4 million payment from Sanofi. In total, we have achieved $134 million in upfront and progress-based milestones to date. There is potential for additional near-term milestones as the first programs advance towards development candidate milestones and earlier-stage programs progress.
Roche and Genentech: Turning novel insights from proprietary digital maps of complex biology into potential novel therapeutics
•Neuron Map: In partnership with Roche and Genentech, Recursion built the first whole-genome CRISPR knockout map generated from a subset of 1 trillion internally manufactured iPSC-derived neuronal cells ($30 million milestone payment, accepted in 2024). This proprietary dataset is being used in partnership with Roche and Genentech to identify potential new targets in neuroscience, a field which has historically suffered from limited new discoveries.
•Microglia Map: Recursion built and Roche and Genentech accepted a second neuroscience Phenomap, a first-of-its-kind whole-genome CRISPR knockout map generated from over 100 billion internally manufactured iPSC-derived microglial cells ($30 million milestone payment, accepted in 2025). With approximately 46 million images, the scale and quality of this proprietary map enables us, in partnership with Roche and Genentech, to leverage the power of AI to explore novel targets and pathways.
•Gastrointestinal-Oncology Advancements: We have built four proprietary Phenomaps which are being leveraged under the collaboration to identify novel insights that can be used to initiate programs for a gastrointestinal-oncology indication including continuing to advance one program optioned by Roche and Genentech.
•Milestones and Collaboration: In total, Recursion has received $213 million in upfront and milestone payments from the collaboration. Roche and Genentech have accepted six Phenomaps and initiated one small molecule program based on Phenomap insights to date. The companies have also identified a number of biological insights from Phenomaps that are now being validated or advanced as potential novel targets.
Bayer: Developing programs in challenging oncology indications with high unmet need
•Oncology: With our partners at Bayer, we are advancing multiple programs towards lead series milestones in precision oncology.
Merck KGaA (Darmstadt, Germany): Leveraging Recursion’s discovery engine to identify differentiated targets across oncology and immunology
•Oncology and immunology: With our partners at Merck KGaA, we are focused on identifying differentiated targets across oncology and immunology and assessing target tractability using our precision design chemistry platform.

The Recursion OS – A Platform that Powers a Portfolio
The Recursion OS is a unified, AI-native operating system for drug discovery and development that integrates biology, chemistry, and clinical execution end-to-end. Built on proprietary, multimodal data generated at unprecedented scale through automated wet and dry labs and partnerships, the OS combines large-scale phenomics, emerging omics layers, AI-driven chemistry design, and clinical development intelligence into a single, closed-loop system. Powered by purpose-built models, scalable compute, and bilingual teams fluent in both science and AI, the Recursion OS enables faster translation of insights into proof points, reduces R&D bottlenecks, and supports the delivery of better medicines at scale for patients who are waiting.
Figure 6. Recursion combines proprietary multimodal data, purpose-built models and compute, and our bilingual teams and culture to create the first AI-native, end-to-end platform spanning idea through the clinic.
Rather than optimizing isolated steps, the Recursion OS improves decision-making across the entire R&D value chain—from decoding unknown biology and generating first-in-class targets, to designing synthetically feasible molecules, to selecting the right patients and executing trials more efficiently. By systematically generating, integrating, and analyzing high-dimensional experimental and real-world data, we train purpose-built machine learning and foundation models that translate complex biology into actionable insights across discovery and development. Throughout these processes, we are deploying AI agents and automated systems to help orchestrate our wet-lab experimentation and dry-lab modeling, standardizing workflows, coordinating data generation and analysis, and enabling faster, more consistent, and higher-confidence decisions at scale.
Figure 7. The Recursion OS. The Recursion OS is designed to use AI to advance and accelerate decision-making and insight across the entire R&D value chain with the end goal to make novel medicines that matter. The Recursion OS generates value by advancing a pipeline of differentiated investigational medicines, in addition to building pipelines for our partners.

As models are increasingly integrated across biology, chemistry, and clinical data, Recursion is building a systems-level representation of how biology and chemistry function. This enables high-confidence predictions about previously untested hypotheses and shifts the role of the wet lab from primarily generating data to scaled validation of model-derived insights. In practice, the platform is used to simulate and prioritize targets, mechanisms, and chemistries with the highest probability of clinical success and a well-defined target product profile, followed by rapid experimental validation.
Bilingual Teams and Culture – Fluent in Tech and Science
Our mission at Recursion, Decoding Biology to Radically Improve Lives, flows naturally from our vision. We interpret our mission expansively and believe it to be a durable direction and source of inspiration for our team. We seek not only to radically improve the lives of patients who could benefit from the medicines we help to deliver, but the lives of those who care for those patients, the lives of our employees and their families, as well as the communities in which we operate our company.
We’ve intentionally designed our culture to fuel the pursuit of our mission. Our Guiding Principles are guideposts for scientific and technical decisions, and our Values underpin how our employees engage day-to-day with colleagues inside and outside the company. The Recursion Mindset, a deep commitment to achieving impact at unprecedented scale through new industrialized approaches, is an essential component of building our TechBio ecosystem. Our employees bring all these to life, contributing their unique expertise and experiences from their incredible breadth of fields and industries.
Figure 8. Recursion’s teams operate at the interface of many diverse fields. We have bilingual teams and cultures, scientists that understand AI, and AI researchers that understand science.

Recursion®

OUR MISSION

DECODE BIOLOGY TO RADICALLY IMPROVE LIVES

GUIDING PRINCIPLES

- Build connected data to model human health and disease
- Create virtuous cycles where models inform our next steps
- Industrialize to drive our pipeline with unprecedented efficiency
- Think in leaps – go beyond convention to drive transformational impact

VALUES

- We act boldly with integrity
- We care deeply and engage directly
- We learn actively and adapt rapidly
- We move with urgency because patients are waiting
- We take ownership and accountability
- We are One Recursion

Figure 9. Recursion’s Guiding Principles and Values support our ambitious mission. Together, these elements shape Recursion’s culture by guiding our people to high-impact decision-making and behaviors.

Recursion In-Depth
AI-native end-to-end platform from idea to clinic: making novel medicines that matter
We have built an integrated, AI-native platform to decode complex biology and chemistry from multi-modal data into potentially transformative medicines. The strength of our platform is not defined by a single asset or model, but by the scale and quality of our core capabilities and underlying infrastructure, including:
•Proprietary Data: We have generated one of the largest relatable data sets in biopharma using our automated high throughput labs, which can run over 2 million experiments per week. Our data includes cellular phenomics, captured using brightfield microscopy, as well as chemical synthesis, transcriptomics, proteomics, ADMET, genomics, and patient data.
•Models & Compute: We use our proprietary data to train purpose-built AI models that accelerate learning and address specific bottlenecks across the R&D value chain. We largely train models using our own supercomputer, BioHive-2, one of the largest supercomputers in biopharma, built in collaboration with NVIDIA.
•People & Culture: A core differentiator is our people and culture—a unique, "bilingual" team of experts fluent in both life sciences (biology/chemistry) and technology (data science/engineering).
Figure 10. The Recursion OS. The Recursion OS is designed to use AI to advance and accelerate decision-making and insight across the entire R&D value chain with the end goal to make novel medicines that matter. The Recursion OS generates value by advancing a pipeline of differentiated investigational medicines, in addition to building pipelines for our partners.
Our Portfolio
Our portfolio reflects the industrial scale of our discovery engine, comprising a robust pipeline of wholly owned programs alongside strategic partnerships with leading pharmaceutical companies. This pipeline currently includes approximately five wholly owned programs in clinical development and roughly 15 discovery-stage programs spanning our internal and partnered efforts. Each milestone across this diverse portfolio serves as a critical proof point for our ability to translate AI-native insights into meaningful clinical candidates, with the breadth of the pipeline providing multiple, concurrent opportunities to validate the Recursion OS as a transformative engine for drug discovery.

Figure 11. All pipeline programs leverage our platform, which has evolved, across biology to insight, insight to molecule, and molecule to patient. We leverage and track how we use our platform across every single program. For example. some programs are focused on novel biological insight, design, or both.
Our Internal Pipeline: Clinical Programs Overview in Oncology and Rare Disease
REC-4881 – Familial Adenomatous Polyposis
We are developing REC-4881, a highly potent and selective, potential best-in-class MEK1/2 inhibitor, for familial adenomatous polyposis (FAP). FAP is a genetic condition characterized by the development of adenomas throughout the GI tract. It is an orphan disease caused by inactivating mutations in APC, with most patients undergoing prophylactic colectomy due to nearly 100% likelihood of CRC by age 40.
During a collaboration with Takeda, we leveraged machine learning and automated analysis to quantify hundreds of cellular parameters linked to APC siRNA knockdown. We screened numerous compounds in this genetic background within 24 hours and identified REC-4881 as a potent molecule that rescued the phenotype in a concentration dependent manner. In preclinical studies, REC-4881 demonstrated over 1,000-fold selectivity in APC-mutant tumor cell lines and effectively inhibited spheroid growth and organization. In the APCmin mouse model of FAP, REC-4881 showed up to a 70% reduction in total polyps, surpassing celecoxib’s 30% reduction, highlighting its potential as a highly selective and efficacious therapy for FAP.
The IND was reactivated by Recursion and the Phase 1b/2 trial (TUPELO) of REC-4881 was initiated. As of December 31, 2025, Part 1 of the study is complete and Part 2 remains ongoing. In Part 1, which assessed safety, tolerability, and PK in FAP patients, REC-4881 was observed to have a safety profile consistent with other MEK inhibitors. A 4 mg dose of REC-4881 was shown to be pharmacologically active in FAP and progressed to Part 2. In May 2025, preliminary Phase 1b/2 data was shared at Digestive Disease Week 2025 for 6 patients following 13 weeks of treatment with REC-4881, demonstrating reduced polyp burden and an early safety profile generally consistent with that of prior MEK1/2 inhibitors. Expanded data was shared in December 2025 for a larger cohort of FAP patients treated for 12 weeks with REC-4881, followed by a 12 week off-treatment phase. Rapid reductions in polyp burden were demonstrated by week 13 (median polyp burden reduction of 43%), with a durability of effect and reductions maintained through the off-treatment phase at week 25 (median polyp burden reduction of 53%). The safety profile of REC-4881 was consistent with MEK1/2 inhibition, with adverse events predominantly low grade and N=4 discontinuations. This data provided the first clinical validation of the Recursion OS, from an unbiased phenotypic signal identifying MEK1/2 inhibition as a rescue mechanism for APC loss-of-function, through mechanistic confirmation and clinical translation, to positive clinical data. In the first half of 2026, we expect to engage with the FDA to define a registration path while further optimizing dosing schedule in the ongoing TUPELO trial. We expect to provide additional clinical data in the first half of 2027.

REC-617 – Advanced Solid Tumors
REC-617 is a potential best-in-class, potent and selective oral small molecule inhibitor of CDK7 with demonstrated activity in preclinical studies. CDK7 controls cell cycle progression and gene transcription, often overexpressed in advanced stage cancers reliant on transcriptional pathways. This program utilized our generative AI and active learning platform to optimize molecule design, including non-covalent binding and improved ADME/PK for rapid absorption. This rapid design cycle enabled us to synthesize 136 novel compounds and select REC-617 as our lead candidate in under 11 months.
A multicenter, open-label, Phase 1/2 dose escalation and dose expansion study (ELUCIDATE) is currently ongoing in advanced solid tumors. Initial results from 19 patients were presented at the 2024 AACR Special Conference in Cancer Research, with data from a larger cohort of 29 heavily pretreated patients reported in November 2025. From this monotherapy dose escalation (QD and BID) portion of the study, REC-617 demonstrated signs of preliminary efficacy. One heavily pre-treated ovarian cancer patient achieved a confirmed durable partial response (PR), which correlated with significant reductions in clinical tumor markers (CA125 and TK1). Five additional patients achieved durable stable disease (SD) as their best response. REC-617 was generally well-tolerated, with adverse events predominantly low grade and the most common DLTs being nausea and thrombocytopenia. 7% (N=2) discontinued due to a treatment-related adverse event. The MTD was established at 10 mg once daily.
Monotherapy dose escalation remains ongoing to assess alternative dosing schedules, and in 2025 the ELUCIDATE study was expanded into platinum-resistant ovarian cancer (PROC), with a Phase 2 dose expansion monotherapy cohort ongoing and a Phase 1 dose escalation combination arm also initiated. Initial combination regimens include bevacizumab plus paclitaxel or pegylated liposomal doxorubicin (PLD). We expect to provide early safety and PK combination data in 2027.
REC-1245 – Biomarker-enriched Solid Tumors and Lymphoma
REC-1245 is a potential first-in-class, novel, potent, and selective molecular glue degrader of RBM39, a critical RNA-binding protein involved in alternative splicing and DNA damage repair (DDR) pathways. Leveraging the Recursion OS, we discovered that genetic knockout of RBM39 can phenotypically mimic CDK12 loss – a validated DDR target – without impacting CDK13 which, to our knowledge, is the first report of this novel biological insight. Utilizing our phenomics based platform for SAR, we synthesized 204 candidates and advanced this program from target ID to IND-enabling studies in 18 months (vs. industry average of 42 months).
Preclinical data confirmed strong anti-tumor activity, including tumor regressions in a BRCA-proficient ovarian cancer model, minimal off-target effects, and no CDK12 kinase inhibition. With over 100,000 addressable patients in the US and EU5 each year, REC-1245 has the potential to be a novel therapy in a biomarker-enriched advanced solid tumor and lymphoma patient population – either as a monotherapy and/or in combination regimens.
Following IND clearance, we initiated a Phase 1/2 study (DAHLIA) to evaluate the safety, tolerability, PK/PD, and preliminary efficacy of REC-1245 in unresectable, locally advanced, or metastatic cancers. This includes a biomarker-enriched population that may benefit most from targeted RBM39 degradation. In the third quarter of 2025, we reported updated information on the population being enrolled into the DAHLIA study, to include cancers with high genomic instability (for example endometrial cancer) and to confirm specific biomarker-enriched populations (for example 2L+ MSI-H/dMMR) based on early preclinical data that showed that REC-1245 reduces viability in tumors characterized by replication stress and DNA repair vulnerabilities (DDR defects) across multiple solid tumor types. The trial is currently enrolling at sites in the US and Canada, and we expect to share early safety and PK data from the Phase 1 monotherapy dose-escalation portion of the study in the first half of 2026.
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
The molecule’s unique profile minimizes UGT1A1 inhibition risk, demonstrating superior target selectivity compared to oral competitors, both of which reported treatment-related hyperbilirubinemia in early Phase 1/2 studies. As a result, REC-3565’s enhanced selectivity supports the potential for a more favorable therapeutic index not only as a monotherapy, but also in combinations with BTK and BCL2 inhibitors. A multicenter, open-label, dose escalation Phase 1 study (EXCELERIZE) is ongoing, with the first patient dosed in April 2025. We expect to share early safety and PK monotherapy data in the first half of 2027.

REC-4539 – Solid Tumors and Hematology Oncology
REC-4539 is a reversible, CNS penetrant, orally bioavailable, and potential best-in-class inhibitor of LSD1. LSD1 is an epigenetic enzyme that removes methyl groups from histones to control gene expression. LSD1 is abnormally overexpressed in a broad spectrum of solid tumors including lung, breast, prostate, esophageal, and bladder cancers, as well as acute myeloid leukemia, with evidence suggesting that LSD1 is a promising therapeutic target. This is exemplified within lung cancer by small cell lung cancer (SCLC). SCLC is particularly dependent on LSD1 to maintain a neuroendocrine phenotype that drives tumor cell survival in this aggressive lung cancer subtype. In AML, LSD1 has been shown to disrupt normal hematopoiesis by modulating key oncogenic pathways and transcriptional regulators like GFI1 and SNAI1. Preclinical studies demonstrate that REC-4539 shows anti-tumor activity in SCLC and AML human xenografts with limited impact on platelets.
Our program used multi-parameter optimization to design a unique candidate combining reversibility with CNS penetrance. We synthesized 414 novel candidates to arrive at our lead candidate in 22 months. Following IND clearance in January 2025, the program was placed on strategic pause in May 2025. While the broader field has faced safety challenges, REC-4539 remains highly differentiated by its optimized profile, with a potential improved therapeutic index through better management of on-target toxicities e.g. reduced impact on platelets. We now expect to initiate the Phase 1 trial (ENLYGHT) in the first half of 2026, with early monotherapy safety and PK data expected in the second half of 2027.
Deep Dive into Clinical Programs
REC-4881 for Familial Adenomatous Polyposis (FAP) - Phase 1b/2
REC-4881 is an orally bioavailable, non-ATP-competitive, allosteric small molecule inhibitor of MEK1 and MEK2 currently under development for familial adenomatous polyposis (FAP). REC-4881 demonstrated dose-dependent increases in exposure and pharmacological activity, with a safety profile consistent with other MEK inhibitors. We are currently enrolling patients in TUPELO, a Phase 1b/2, open-label, multicenter study to evaluate the effect of REC-4881 on polyp burden reduction. Orphan Drug Designation in the US and EU as well as Fast Track Designation in the US were granted to REC-4881 for FAP. Following positive clinical data from TUPELO shared in 2025, in the first half of 2026 we expect to engage with the FDA to define a registration path while further optimizing dosing schedule within the trial. We expect to provide additional clinical data from TUPELO in the first half of 2027.
Disease Overview
FAP is a rare, inherited tumor predisposition syndrome affecting more than 50,000 patients in the US and EU5, resulting from autosomal dominant mutations in the APC gene, a key negative regulator of the Wnt signaling pathway. FAP is a lifelong continuum of disease progression and intervention driven by chronic polyposis, with an almost 100% lifetime risk of colorectal cancer by the age of approximately 40 if untreated.
In adolescence and early adulthood, patients typically develop hundreds to thousands of precancerous adenomas in their colon and rectum. As disease burden increases, most patients will require a colectomy to remove the colon and manage disease progression and cancer risk. While this surgery addresses immediate cancer risk in the colon, it does not stop the development of further adenomas in the remaining rectum, pouch, or duodenum. Post-colectomy, patients with FAP still require decades of repeat endoscopies and excisional procedures. Approximately 50% of these patients will eventually require removal of the remaining rectum pouch in order to manage uncontrolled polyposis, a life-altering surgery that impacts quality of life. Disease progression continues in the upper GI tract, where approximately 90% of FAP patients will develop duodenal adenomas, which can often be difficult to manage endoscopically. Around 6% of these patients will undergo duodenectomy or Whipple surgeries, which are some of the most significant life-altering surgeries associated with high morbidity and mortality. Despite this substantial disease burden, no approved therapies currently exist for FAP.
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

Figure 12. Discovery of REC-4881 in Recursion OS. Compared to thousands of other molecules tested, REC-4881 rescued phenotypic defects associated with APC siRNA genetic knockdown.
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
Figure 13. REC-4881 inhibits APC-mutation induced MAPK signaling to block cell proliferation in the context of FAP. A potential mechanism of action of REC-4881 in cells with loss of function mutations in APC.7
7 Jeon, WJ, et al. (2018). Interaction between Wnt/β-catenin and RAS-ERK pathways and an anti-cancer strategy via degradations of β-catenin and RAS by targeting the Wnt/β-catenin pathway. NPJ Precision Oncology, 2(5).

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

Mean Polyps Per Group
p<0.0001
p=0.0029
p=0.0017
p=0.006
p=0.048
Total Polyp Count (+/- SEM)
40
30
20
10
0
Start of dosing
Vehicle
Celecoxib (ctrl)
REC-4881 (1 mg/kg)
REC-4881 (3 mg/kg)
REC-4881 (10 mg/kg)

% Pre-Cancerous Polyps
High Grade Adenomas (%)
150
100
50
0
Vehicle
Celecoxib
REC-4881 1 mg/kg
REC-4881 3 mg/kg
REC-4881 10 mg/kg

Figure 14. REC-4881 reduces GI polyp count and pre-cancerous, high-grade adenomas in the APCMin/+ mouse model of FAP. GI polyp count (left) and the percentage of high-grade adenomas (right) after oral administration of indicated dose of REC-4881, celecoxib, or vehicle control for 8 weeks. Polyp count at the start of dosing reflects animals sacrificed at the start of study (15 weeks of age). P < 0.001 for all REC-4881 treatment groups vs. vehicle control. Quantification of high-grade adenomas versus total polyps was based on blinded histological review by a pathologist. While celecoxib reduces benign polyps, most remaining lesions are high-grade adenomas. By contrast, REC-4881 reduces both polyps and high-grade adenomas.8
Clinical
REC-4881 has been evaluated in multiple clinical studies, demonstrating a well-tolerated safety profile and pharmacological activity.
Phase 1 Oncology Studies
In a prior dose-escalation study (C20001) conducted by Millennium Pharmaceuticals in 51 participants with advanced solid tumors, REC-4881 (formerly TAK-733) was administered at doses ranging from 0.2 mg to 22 mg once daily on days 1–21 of 28-day treatment cycles. The maximum tolerated dose (MTD) was determined to be 16 mg. The most common adverse events (AEs) were rash (67%; 57% Gr1-2, 10% Gr3), diarrhea (29%, All Gr1-2), and increased blood CPK (20%, 10% Gr1-2, 10% Gr3). Treatment-related serious adverse events (SAEs) were infrequent. No unexpected safety concerns emerged, and pharmacokinetic analyses showed a less-than-dose proportional increase in exposure.
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
8 Data on file.

Phase 1b/2 in FAP (TUPELO)
We are currently enrolling patients in a Phase 1b/2 open-label, multicenter study (TUPELO) evaluating the efficacy, safety, pharmacokinetics, and pharmacodynamics of REC-4881 in FAP. Part 1 assessed safety, tolerability, and pharmacokinetics in FAP patients receiving 4 mg once daily for 14 days. REC-4881 was generally well-tolerated, with a safety profile consistent with other MEK inhibitors. Pharmacodynamic data showed that the 4 mg dose was pharmacologically active in FAP, and this dose progressed to Part 2 of the study. Part 2 is evaluating efficacy, safety, and pharmacokinetics in post-colectomy FAP patients with confirmed germline APC mutations. Participants will receive once-daily REC-4881 for three months (the on-treatment phase, with readout at week 13), followed by a 3 month off-treatment phase (with a readout at week 25).

TUPELO

Phase 1b/2 Study Design

Phase 1b
Dose Escalation (N≤18)

CURRENT STAGE

Phase 2
Dose Expansion (N=30)

- 4 mg QD
- 12-wk on-treatment followed by 12-wk off-treatment

Study Objectives

- Safety/tolerability
- Efficacy: Polyp burden % change
  - After 12-wk on-treatment
  - After 12-wk off-treatment

Key Eligibility

- Confirmed APC mutation
- ≥18 years old
- Post-colectomy/proctocolectomy
- No active cancer
- Polyps in upper and/or lower GI

Figure 15. TUPELO study design. Phase 1b/2 clinical study to assess the efficacy, safety, and pharmacokinetics of REC-4881 in patients with classical familial adenomatous polyposis (FAP)
As of December 2025, treatment with REC-4881 (4 mg QD) demonstrated meaningful and durable reductions in polyp burden in patients with FAP within the Phase 2 portion of TUPELO. A rapid reduction in polyp burden was reported at week 13. The majority of evaluable patients responded, with 75% showing reductions in polyp burden, and a median 43% reduction in total polyp burden observed among 12 efficacy-evaluable patients. 40% of patients also achieved a ≥1-point improvement in Spigelman stage from baseline, which is a clinically meaningful measure of upper GI disease severity to assess surveillance and clinical management. Durability of effect was maintained at week 25, following the 12 week off-therapy phase. 82% (N=9) of 11 evaluable patients responded to treatment with REC-4881, with a 53% median reduction in total polyp burden observed from baseline, which is shown in the figure below. 40% of patients also maintained a ≥1-point improvement in Spigelman stage from baseline.

Figure 16. Durable reductions in polyp burden at week 25 of the TUPELO study. Percent change in baseline in total polyp burden at week 25 (12 weeks on therapy / 12 weeks off therapy) for patients with FAP treated with 4mg REC-4881. Percent (%) change from baseline calculates the change between post-resection value from screening visit to the pre-resection value at Week 25/EOT visit. Note: Polyp burden defined as the sum of all diameters of polyps in the GI. 1Non-responder with 233% increase – polyp burden increased from 3mm to 10mm due to one polyp growth at Week 25. Efficacy Evaluable Population: Defined as all participants who have measurable disease (non-zero polyp burden) at end of baseline endoscopy, received at least 75% of study drug, and have at least one post-baseline on study endoscopic assessment. One patient who had a week 13 endoscopy did not have a Week 25 endoscopy.9
The safety profile of REC-4881 4 mg QD across the combined Phase 1b/2 cohort (19 safety evaluable patients) was consistent with prior MEK1/2 inhibitors. Treatment-related adverse events were predominantly low grade and N=4 discontinuations occurred due to TRAEs. The most frequent TRAEs (at greater than or equal to 10%) included dermatitis acneiform (57.9%; 52.6% Grade 1/2, 5.3% Grade 3) / rash (31.6%; all Grade 1/2) and blood CPK increase (36.8%; 26.3% Grade 1/2, 10.5% Grade 3).
Natural History Analysis
In December 2025, we reported on a natural history analysis in collaboration with Amsterdam University Medical Centre to contextualize the single-arm efficacy TUPELO trial of REC-4881, and to better understand the natural history of FAP. The study analyzed a subset of 55 patients from a FAP registry which met key inclusion criteria of TUPELO. Results suggested that the natural history of FAP is to progress: 87% of untreated patients in the registry experienced annualized increase in polyp burden, with 10% being stable and 3% experiencing a modest decrease in polyp burden, shown in the figure below. A mean increase of 60% and median increase of 28% in annualized polyp burden was observed.
9 Data on file.

Annualized % change in polyp burden in a natural history cohort
Amsterdam University Medical Center FAP registry (N=55)

Annualized polyp % change from baseline
400
300
200
100
0
Mean: 60.2%
Median: 27.7%

Figure 17. Annualized percent change in polyp burden in a natural history cohort. Each bar represents one patient. 6 patients had separate endoscopic evaluations for upper and lower GI involvement and have repeated bars. Data includes 55 patients aged ≥55 with a history of colectomy and measurable polyp burden at baseline endoscopy. In routine care, endoscopies for lower and upper GI are performed annually with variability. Therefore, polyp burden percent change was annualized. 52 (97%) of the 55 patients had an increase or stable polyp burden.10
Competitors
No drugs have been approved for FAP patients, though some generic drugs are used in selected patients to reduce polyp burden. The following programs represent the most clinically advanced efforts specifically evaluated in FAP populations:
•Flynpovi (Panbela Therapeutics) — A fixed-dose combination of sulindac and eflornithine. The combination of the individual drugs was previously evaluated vs. the individual drugs alone in a randomized Phase 3 trial in FAP. Post hoc analyses suggested a potential effect on delaying lower gastrointestinal surgery; Panbela had indicated plans for a new Phase 3 study in FAP patients, including those with an intact colon, although the company has provided no updates on development plans since 2023.
•eRapa (Biodexa Pharmaceuticals) — A formulation of rapamycin currently being evaluated in a Phase 3 study in FAP patients both prior to and following colectomy, with primary completion in 2030.
◦Phase 2 data among adult patients with and without intact colon in cohort 2 (Phase 3 dose) showed a 29% median reduction in total polyp burden at 12 months.
•Eicosapentaenoic Acid (SLA Pharma) — A derivative of an omega-3 fatty acid which was under evaluation in a Phase 3 study for polyp suppression in FAP, completed over 6 years in 2024 and is pending data updates. It has previously shared data from a Phase 2/3 study:
◦A 17% reduction in polyp size (diameters) vs baseline at 6 months, which translates to 29.8% mean reduction vs. placebo.
◦A decrease 34% from baseline in global rectal polyp burden was reported vs. a 9% increase with placebo.
Depending on jurisdiction, this product may be regulated differently from traditional prescription pharmaceuticals.
The following programs are in early clinical development or include FAP as a subset of a broader development strategy:
•FOG-001 (zolucatetide, Parabilis Medicines) — A peptide-based investigational therapy with early clinical evidence reported in FAP. Additional clinical data are expected in 2026.
•TPST-1495 (Tempest Therapeutics) — A dual EP2/EP4 antagonist with a Phase 2 study in FAP(NCI run study) anticipated to initiate in 2026.
•ZKN-013 (Eloxx Pharmaceuticals / Almirall) — A small-molecule read through agent currently in a Phase 1 clinical trial that includes a cohort of patients with FAP.
10 Data on file.

REC-617 for Advanced Solid Tumors – Phase 1/2
REC-617 is an orally bioavailable, cyclin-dependent kinase 7 (CDK7) inhibitor currently under development for the treatment of advanced solid tumors. Inhibiting CDK7 targets both cell cycle dysregulation and transcriptional "addiction", which are hallmarks of multiple aggressive cancers including, but not limited to, CDK4/6 resistant breast cancer, ovarian cancer, and other solid tumors. There are currently no CDK7 inhibitors approved by the FDA. ELUCIDATE, a Phase 1/2 open-label, multicenter, safety, PK, PD and preliminary efficacy study is currently underway. Interim monotherapy Phase 1 safety, PK, PD, and efficacy data were shared in the fourth quarter of 2024, with expanded data from a larger cohort of patients shared in the fourth quarter of 2025. Phase 1 monotherapy dose escalation is ongoing in 2026, to evaluate alternative dosing schedules. Phase 1 dose escalation combination cohorts were initiated in 2L+ PROC in 2025, with initial combination regimens including bevacizumab plus paclitaxel or pegylated liposomal doxorubicin (PLD). A Phase 2 dose expansion monotherapy cohort in PROC was also initiated in 2025. We expect to provide early safety and PK combination data in 2027.
Disease Overview
The importance of cell cycle inhibitors in oncology has been established with CDK4/6 inhibitors, which generated approximately $10.5 billion in sales in 2023. Aberrant CDK7 overexpression is common in many cancer indications and associated with poor prognosis. CDK7 presents an opportunity to improve treatment outcomes over CDK4/6 inhibitors due to CDK7’s dual role in cell cycle progression and transcription. Potential specific indications include ovarian cancer, HR+ breast cancer, triple negative breast cancer, pancreatic cancer, ovarian cancer, head and neck cancer, and NSCLC for which we estimate an addressable population of approximately 150,000 drug-treatable patients per year in the US and EU5.
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
Preclinical
REC-617 has demonstrated strong anti-tumor activities in preclinical studies, and in vivo experiments showed potent tumor regression across multiple solid tumor types. Notably, in the OVCAR3 ovarian cancer xenograft model as shown below, complete tumor regression was observed in all 8 mice treated with 10 mg/kg by Day 27. Importantly, no significant body weight loss was observed across treatment arms. Mouse PK studies revealed that maintaining 8-10 hours of CDK7 IC80 coverage resulted in potent tumor regression with minimal side effects, while coverage beyond 10 hours led to significant body weight loss. This defined an optimal therapeutic window that guided target efficacious exposures in the clinic.

Figure 18. REC-1245 anti-tumor activity and PK in preclinical tumor models. (Left) REC-617 induces tumor regression in the OVCAR3 cell line derived xenograft mouse model. N=8, 28 days of treatment, REC-617 administered QD PO. (Right) REC-617 administration results in 8-10 hours of therapeutic coverage at IC80. PK studies conducted in CD1 mice, single-dose administration PO.11,12
Clinical
In the third quarter of 2023, we initiated a Phase 1/2 open-label, multicenter study (ELUCIDATE) in patients with advanced solid tumors, with the design shown in the figure below.

ELUCIDATE Phase 1/2 Study Design

CURRENT STAGE

Phase 1
Dose Escalation (N≤60)

Monotherapy

- *MTD=10mg QD for daily dose - Completed*
- Intermittent Dosing (ID) dose escalation (7-on/7-off)

Combination Therapy

Phase 2
Dose Expansion

Study Objectives

- Safety/tolerability
- RP2D

Key Eligibility

- Adult patients with metastatic HR+/HER- breast cancer post progression on CDK4/6i, ovarian cancer, CRC, NSCLC, PDAC, and HNSCC

Figure 19. ELUCIDATE study design. Phase 1/2 trial design to assess the safety, PK, exploratory PD, and efficacy of REC-617 in patients with advanced solid tumors.
11 Besnard, et al. (2022). AI-driven discovery and profiling of GTAEXS-617, a selective and highly potent inhibitor of CDK7 [abstract]. AACR; Cancer Res 2022;82(12_Supplement): 3930.
12 Hallett, et al. (2024). Overcoming traditional design limitations with AI-based discovery. AACR Special Conference in Cancer Research: Optimizing Therapeutic Efficacy and Tolerability through Cancer Chemistry; Plenary Session 1

In December 2024, we presented results from the initial 18 response evaluable patients from Phase 1 monotherapy dose escalation at an AACR Special Conference in Cancer Research. In November 2025, updated results from a monotherapy cohort of 29 heavily pre-treated patients who received 6 dose levels of REC-617 (QD and BID) were reported. REC-617 was well-tolerated with predominantly Grade 1-2 adverse events, and fewer GI side-effects than reported for other CDK7 inhibitors. The most common DLTs were nausea and thrombocytopenia, and 6.9% (N=2) of patients discontinued due to a TRAE. The MTD was established at 10 mg once daily. PK data support dose-proportional exposure (see figure below), rapid absorption, and a short half-life (~5h).

REC-617: Clinical Drug-Plasma C1D1 Exposure

Mean Plasma Concentration (ng/mL)
10,000
1,000
100
10
1
0.1
CDK2 IC80
CDK7 IC80
CDK7 IC50
0
4
8
12
16
20
24
Time (hr)
2 mg QD
5 mg QD
10 mg QD
15 mg QD
20 mg QD

Figure 20. REC-617 clinical plasma pharmacokinetics. REC-617 demonstrates dose-proportional exposures exceeding CDK7 IC50. Exposures remain below CDK2 IC80, supporting selective target inhibition.13
Encouraging antitumor activity included a confirmed partial response (PR), in a heavily pre-treated metastatic ovarian cancer patient. The patient had a maintained durable response and was treated with REC-617 for approximately 7 months. Patient LDH levels were also normalized, and reductions were observed in CA125 (-44%) and TK1 (-68%). Five additional patients achieved the best response of stable disease (SD) lasting up to six months.
Competitors
Several investigational CDK7 inhibitor programs have entered clinical development; however, the competitive landscape remains relatively limited, with only a small number of programs currently advancing in active clinical development. These programs vary by mechanism, combination strategy, geographic focus, and development priority.
Programs with active clinical development and strategic focus
•Samuraciclib (Carrick Therapeutics) — An oral CDK7 inhibitor currently in Phase 2 clinical development, primarily in combination with selective estrogen receptor degraders (SERDs) for patients with HR-positive, HER2-negative breast cancer following progression on CDK4/6 inhibitors.
◦Recent data update from Ph2 randomized study evaluating samuraciclib + fulvestrant vs. fulvestrant alone in, fulvestrant naive, post CDK4/6+AI patient population was directionally positive but with limited quantitative power
▪Positive direction holds true across ORR, CBR, PFS and in sub-cohorts (TP53wt)
•ORR: 28% with combo (n=32) vs. 14% (n=14) with fulvestrant alone
•mPFS: 7.8mo to 8.5mo (n=39) vs. 5.6mo (n=20)
•In TP53mut not detected: mPFS of 9.6-14.5mo (n=30) vs 6.8mo (n=11)
▪The drug continues to show GI toxicities in >80% patients at RP2D (360mg)
•Q-901 (Qurient) — An intravenous CDK7 inhibitor in Phase 1/2 clinical development as monotherapy and in combination with PD-1 inhibitors across solid tumors. No efficacy data has been shared so far. Qurient is also developing a HER2-targeted antibody–drug conjugate (QP-101) that incorporates a CDK7 inhibitor payload in combination with a topoisomerase I inhibitor, currently in preclinical development.
13 Data on file.

Other notable programs with limited or geographically-constrained clinical presence
•TY-2699a (TYK Medicines) — A CDK7 inhibitor currently in Phase 1 clinical development in China.
•EOC-237 (EOC Pharma) — A CDK7 inhibitor currently in Phase 1 clinical development in China.
REC-1245 for Solid Tumors and Lymphoma – Phase 1/2
REC-1245 is a novel, potent and selective molecular glue degrader of RNA-binding motif protein 39 (RBM39) currently under development for the treatment of biomarker-enriched solid tumors and lymphoma. There are currently no RBM39 degraders approved by the FDA. We initiated a Phase 1/2 open-label, multicenter study (DAHLIA) to evaluate the safety, tolerability, PK, PD, RP2D, and preliminary efficacy of REC-1245. In the third quarter of 2025, we reported updated information on the population being enrolled into the DAHLIA study, to include cancers with high genomic instability (for example endometrial cancer) and to confirm specific biomarker-enriched populations (for example 2L+ MSI-H/dMMR). We expect to share early safety and PK data from the Phase 1 monotherapy dose-escalation portion of the study in the first half of 2026.
Disease Overview
Alternative splicing and RNA-binding proteins (RBPs) have emerged as attractive therapeutic targets for cancer due to their critical roles in the regulation of post-transcriptional modifications, impacts on DNA damage repair pathways, and modulation of cell cycle functions. Of these, RNA-binding motif protein 39 (RBM39) is a critical splicing factor that many high-risk cancers rely on to maintain transcriptional integrity and drive tumor progression. As a target, RBM39 is vulnerable to a 'molecular glue' approach, where its selective degradation triggers a cascade of lethal splicing errors across key oncogenic pathways, including those involving DNA damage repair. With over 100,000 addressable patients, with biomarker-enriched solid tumors and other select histologies where RBM39 could be targeted in the US and EU5 each year, REC-1245 has the potential to be used as a single agent or in combination with chemotherapy and/or immunotherapy.
Insight from Recursion OS
Reports suggest that genetic or pharmacologic depletion of CDK12 can reduce the expression of several genes involved in the homologous recombination repair pathway such as BRCA1 and BRCA2, inducing a BRCA-like phenotype and DDR response. Therefore, CDK12 has received considerable interest as a therapeutic target and tumor biomarker for HR-proficient cancers; however, success has been limited by toxicity associated with CDK12 inhibitors also inhibiting the structurally related CDK13. Despite reports of functional redundancy, we observed that the genetic knockout of CDK12 could be clearly distinguished phenotypically from that of CDK13. Using map-based inference to characterize and relate cellular phenotypes, we identified RBM39 as an alternative target that selectively mimics CDK12 loss, but not CDK13, providing a novel approach for targeting CDK12 biology while circumventing any toxicities that may arise due to CDK13. We subsequently discovered REC-1245 as an RBM39 molecular glue degrader that closely mimics the phenotypic loss of CDK12 and RBM39, but not CDK13. Functionally, REC-1245 treatment globally impacts the expression of many DDR genes but does so in a CDK12 independent manner.
Figure 21. Inferred map relationships between CDK12, CDK13, RBM39, and REC-1245. Map representation demonstrates a high degree of phenotypic similarity between CDK12, RBM39, and multiple concentrations of REC-1245. CDK13 shows little or no functional similarity to CDK12, RBM39, or any concentration of REC-1245.

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

CDX Model: OVK18

Vehicle
REC-1245 1mpk
REC-1245 3mpk
REC-1245 10mpk
Tumor Volume (mm³)
1,500
1,000
500
0
0
5
10
15
Days post treatment

PD: Target Engagement

% RBM39 Degradation
100
80
60
40
20
0
1mpk
3mpk
10mpk

Figure 22. REC-1245 single-agent activity and target engagement. (Left) REC-1245 administered BID PO at doses noted for 15 days. N=8 mice per group. (Right) Percent RBM39 degradation (PD) evaluated at REC-1245 doses noted after 5 days BID oral administration of REC-1245. N=3 mice per group.14
Emerging preclinical data has shown that REC-1245 reduces viability in tumors characterized by replication stress and DNA repair vulnerabilities (DDR defects) across multiple solid tumor types, including MSI-H/dMMR, HRR altered cancers, and other tumors, as shown below, which could provide a potential signature for REC-1245 sensitivity. The data also suggests greater sensitivity to REC-1245 for tumors with high replicative stress signatures and DNA repair vulnerabilities, as shown below.

In vitro: cell viability with REC-1245
CTG IC_{50} (µM)
0
2
4
6
8
10
Epigenetic dysregulation
Cell cycle altered
DDR defects
Oncogenic drive
RS-low
NCI-H2081
OVK18
NCI-H841
SW-13
U2OS
A2780
NCI-H209
KYSE-70
NCI-H82
Saos-2
MDA-MB-361
NCI-H2227
KP4
SW1463
MV4;11
SU-DHL-10
A673
HEC-50B
COLO 684
HEC-1A
TOV-21G
HEC-251
C-33 A
CAL-51
RT4
T-47D
HepG2
VCaP
WiDR

Figure 23. In vitro cell viability following REC-1245 treatment. Cell lines were assigned to broad pathway dysregulation contexts based on 1 or more documented alteration from CCLE/GSDC databases.15
14 Data on file.
15 Data on file.

A2780 (Ovarian)
Epigenetic dysregulation
HEC-251 (Endometrial)
Cell cycle alterations
Vehicle BID
REC-1245 10 mg/kg BID
TOV-21G (Ovarian)
DDR Defects, MSI-H
LS513 (CRC)
Oncogenic drivers
Tumor Volume (mm³)
Days post treatment

Figure 24. Reduction in tumor volume across different tumors with high replication stress and DNA repair vulnerabilities. N=4 mice per group.16
Clinical
In December 2024, we initiated a Phase 1/2 open-label, multicenter study to characterize the safety, tolerability, PK, PD, and preliminary anti-tumor activity of REC-1245 in participants with unresectable locally advanced or metastatic cancer. As of December 31, 2025, the trial is currently active and enrolling at sites in the US and Canada. We expect to share early safety and PK data from the Phase 1 monotherapy dose-escalation portion of the study in the first half of 2026.

DAHLIA Phase 1/2 Study Design

CURRENT STAGE

Phase 1
Dose Escalation

Part A
- Dose finding (BOIN), N≤50

Part B
- Dose expansion, N~10 for each of the 4 cohorts

Phase 2
Dose Optimization

Study Objectives

- Safety/tolerability
- RP2D
- ORR

Key Eligibility

- Adult patients with select histologies incl. a biomarker population and R/R lymphomas

Figure 25. DAHLIA study design. Phase 1/2 trial design to assess the safety, tolerability, PK, PD, and preliminary anti-tumor activity of REC-1245 in participants with unresectable locally advanced or metastatic cancer, and who are refractory to, had a relapse on, or intolerant of, established standard of care treatment.
16 Data on file.

The clinical development landscape for RBM39 degraders remains limited. While the mechanism of RBM39 degradation has been explored historically through legacy aryl-sulfonamide compounds, only a small number of programs are currently believed to be under active clinical development as purpose-built RBM39 degraders.
Active RBM39-focused development programs
•ST-01156 (SEED Therapeutics) — An investigational RBM39 degrader that initiated a Phase 1a open-label clinical trial in patients with advanced solid tumors, with first patient dosed in January 2026.
•E7820 (Eisai) — A legacy aryl-sulfonamide compound now understood to induce RBM39 degradation via DCAF15. Eisai is collaborating with the National Cancer Center (NCC) Japan, which is conducting a Phase 1 investigator-initiated trial (CIRCUS) evaluating E7820 in Japanese patients with unresectable tumors. Advancement to Phase 2 is expected to be considered following determination of tolerability and a recommended Phase 2 dose.
REC-3565 for B-Cell Malignancies – Phase 1
REC-3565 is an orally bioavailable, highly potent and selective, potential best-in-class MALT1 inhibitor currently under development for the treatment of B-cell malignancies, including chronic lymphocytic leukemia (CLL). MALT1 is a protease crucial for activation of the NF-κB pathway, which drives the proliferation of malignant B-cells in hematological cancers. There are currently no MALT1 inhibitors approved by the FDA. Following clearance of a CTA by the MHRA in December 2024, we initiated EXCELERIZE, a Phase 1 open-label, multicenter, dose escalation study to evaluate the safety, tolerability, PK, PD, and preliminary anti-tumor activity of REC-3565 in 2025. The first patient was dosed in April 2025, and we expect to share early safety and PK monotherapy data in the first half of 2027.
Disease Overview
B-cell malignancies encompass a range of hematological cancers, including lymphomas such as diffuse large B-cell lymphoma (DLBCL), follicular lymphoma (FL), mantle cell lymphoma (MCL), and leukemias such as CLL and small lymphocytic lymphoma (SLL). These diseases are characterized by the dysregulated growth or function of B-cells and are often driven by chronic B-cell receptor (BCR) signaling, which leads to unchecked NF-κB activation. MALT1 functions downstream of the BCR and the widely targeted Bruton’s tyrosine kinase (BTK), mediating pro-tumorigenic signals in malignant B-cells. Current therapies (e.g. BTK inhibitors) have transformed the treatment landscape, yet resistance remains a significant challenge. By inhibiting MALT1, REC-3565 may help overcome resistance and improve therapeutic outcomes, either as a monotherapy or in combination with BTK and/or BCL2 inhibitors. Notably, the total addressable population for MALT1 inhibitors spans multiple hematologic indications, with approximately 41,000 relapsed and/or refractory (R/R) patients with CLL and B-cell lymphomas in the US and EU5 annually.
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

Figure 26. Preclinical data highlighting REC-3565 as a potential best-in-class MALT1 inhibitor. (Left) REC-3565 showed tumor growth regression as a single agent and when combined with zanubrutinib. N=10 per group mice per group, REC-3565 and zanubrutinib dosed BID. PD evaluated after 5 days BID oral administration of REC-1245 at doses noted. N=3 mice per group in PD portion. N=8 mice per group REC-3565 administered BID PO at doses noted. (Right) REC-3565 has best-in-class potential, especially given REC-3565 has >10 uM vs. <1 uM for other MALT1 inhibitors in clinical development. Development candidate criteria: MALT1 IC50 nM: green <100 nM; yellow >100-<300 nM; red>300 nM; OCI-Ly3 IC50 nM: green <400 nM; yellow >400-<1000 nM; red>1000 nM; UGT1A1 IC50 uM: green >10 uM; yellow <10->1 uM; red<1 uM; Caco-2 A2B (efflux): green >5(<3); yellow >1-<5(>3-<10); red <1(>10).17,18
Clinical
EXCELERIZE is a Phase 1 open-label, multicenter, dose escalation study designed to evaluate the safety, tolerability, PK, PD and preliminary anti-tumor activity of REC-3565 in patients with R/R B-cell malignancies. Part A will assess monotherapy dosing to identify a recommended dose for combination in Part B, which will evaluate combination regimens to inform future studies in B-cell cancers. The first patient was dosed in the second quarter of 2025, and we expect to share early safety and PK monotherapy data in the first half of 2027.

EXCELERIZE Phase 1a/b Study Design

CURRENT STAGE

Phase 1a
Dose Escalation (N~45)

- Dose finding for monotherapy

Phase 1b
Dose Expansion (N~40)

Study Objectives

- Safety/tolerability
- Recommended dose(s) for Phase 1b

Key Eligibility

- Adult patients with relapsed/ refractory B-cell malignancies incl. CLL

Figure 27. EXCELERIZE study design. Phase 1 trial to evaluate safety, tolerability, PK, PD and preliminary anti-tumor activity of REC-3565 in patients with R/R B-cell malignancies.
17 Payne, et al. (2024). Combining next-generation BTK and MALT1 inhibitors to enhance efficacy and therapeutic utility in B-cell malignancies [poster]. EORTC-NCI-AACR (ENA) Symposium: PB206.
18 Data on file.

Competitors
Early MALT1 inhibitors have shown UGT1A1 liability that has led to instances of hyperbilirubinemia in the clinic and limited combinability, while also potentially leaving efficacy on the table. The following competitors have or are currently generating data in the clinic with a strategic focus on B-cell lymphomas:
•JNJ-6786633 (Johnson & Johnson) - An oral MALT1 inhibitor, that showed significant hyperbilirubinemia in the clinic. Ph2 trials in combination with BTK inhibitors have since started and been marked complete, though no further data has been disclosed.
•SGR-1505 (Schrödinger) - An oral MALT1 inhibitor with Phase 1 monotherapy results reported for the ongoing trial in R/R B-cell lymphomas. Received US orphan drug designation for Waldenström's macroglobulinemia (WM) and mantle cell lymphomas (MCL), along with a fast track designation for treatment of WM patients in post BTK 3L+ setting.
•ABBV-525 (AbbVie/Lupin) - An oral MALT1 inhibitor with a Phase 1/2a trial ongoing in R/R B-cell malignancies. Primary completion of the trial is expected in 2029.
•AUR-112 (Aurigene) - An oral MALT1 protease inhibitor, with Phase I trial (AUR112-101) ongoing for relapsed advanced lymphoma. Initial results were reported at December 2025 press release, which showed limited Gr3 hyperbilirubinemiand 64% response rate (6 PR, 1CR) across B-cell lymphomas.
Other assets that have been discontinued or have a different strategic focus includes:
•CTX-177/ONO-7018 (Chordia/ONO) - An oral MALT1 inhibitor that was in Phase 1 trial for patients with R/R NHL/CLL which has recently been discontinued with the company looking to out license the asset.
•RB-201 (Rarefied Biosciences) - An oral MALT1 inhibitor currently in a healthy volunteer's study, with a strategic focus on autoimmune diseases.
REC-4539 for Solid Tumors and Hematology Oncology – Phase 1
REC-4539 is an orally bioavailable, highly potent and selective, CNS penetrant, and potential best-in-class inhibitor under development for the treatment of solid tumors and hematological malignancies. LSD1 is an epigenetic regulator that removes methyl groups from histones, thereby controlling the expression of tumor suppressors and oncogenes. By inhibiting LSD1, REC-4539 promotes the reactivation of tumor suppressor pathways and may slow tumor growth or enhance sensitivity to cytotoxic agents. There are currently no LSD1 inhibitors approved by the FDA. In January 2025, the FDA cleared an IND application for ENLYGHT, a Phase 1 open-label multicenter study evaluating REC-4359. In May 2025, the program was placed on strategic pause, to allow review of emerging clinical data and to ensure the program has a competitive Target Product Profile. Following completion of this review, we now expect to initiate a Phase 1 trial in the first half of 2026, with the dose escalation study evaluating REC-4539 in patients with SCLC or other select solid tumors. We expect to share early safety and PK data in the second half of 2027.
Disease Overview
LSD1 is abnormally overexpressed in a broad spectrum of solid tumors including lung, breast, prostate, esophageal, and bladder cancers, as well as acute myeloid leukemia (AML), with evidence suggesting that LSD1 is a promising therapeutic target. One indication of focus is SCLC, a poorly differentiated neuroendocrine tumor, representing roughly 15% of all lung cancer diagnoses. The majority of SCLC patients present with metastatic (extensive) or unresectable disease and, notably, over 50% of patients eventually develop brain metastases. Despite some improvements in frontline therapy such as chemotherapy plus immunotherapy, treatment options after progression remain limited. Median survival in ES-SCLC is poor, with a 5-year overall survival rate of approximately 3%. Across the US and EU5, approximately 45,000 patients have a treatable Stage III/IV SCLC each year.
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

A second indication of focus is acute myeloid leukemia (AML), which is the most prevalent adult leukemia. The disease accounts for approximately 80% of cases and is characterized by the aggressive expansion of immature "blast cells." While advancements in management have improved outcomes for younger patients, the prognosis for the elderly population remains poor, with cure rates as low as 15%. At the molecular level, LSD1 is abnormally overexpressed, acting as an epigenetic master regulator that complexes with GFI1 to arrest myeloid differentiation and drive the self-renewal of leukemic stem cells.
While the therapeutic potential of LSD1 inhibition is well-documented across various genetic profiles, the broader clinical field has been limited by significant safety hurdles. REC-4539 addresses this critical unmet need with an optimized profile designed to maximize anti-leukemic efficacy while mitigating the systemic risks that have hindered previous candidates, offering a highly differentiated solution for a patient population with few remaining options.
Insight from Recursion OS
Developing a selective LSD1 inhibitor for solid tumor indications requires a reversible mechanism, a short half-life to minimize on-target toxicity (e.g. thrombocytopenia), and the ability to penetrate the blood-brain barrier to address frequent metastases seen in indications such as SCLC. Many existing LSD1 agents fail to meet these criteria, resulting in dose-limiting toxicity and poor CNS exposure. Using our AI-driven, multi-parameter optimization approach, we generated and screened diverse chemical scaffolds for potency, selectivity, ADME properties, and CNS penetration. Active learning identified counterintuitive yet informative compounds, enabling a rapid design breakthrough. As a result, we created REC-4539 – a potent, selective, reversible, brain-penetrant, and potential best-in-class LSD1 inhibitor with a short predicted half-life and potential improved therapeutic index through better management of on-target toxicities such as reduced impact on platelets. We believe these key attributes provide competitive differentiation for REC-4539 versus prior LSD1-targeted molecules.
Preclinical
REC-4539 demonstrated potent anti-tumor activity across multiple preclinical models, including the NCI-H1417 human SCLC xenograft. In this model, dose-dependent tumor growth inhibition correlated with a corresponding decrease in the neuroendocrine tumor biomarker progastrin-releasing peptide (proGRP). Additionally, REC-4539 treatment was well-tolerated, with minimal impact on platelet counts.
Figure 28. REC-4539 preclinical assessment in SCLC xenograft model. BALB/c mice, REC-4539 dosed BID, 28 day study (Left) REC-4539 induces dose-dependent tumor growth inhibition in the NCI-H1417 SCLC cell line derived xenograft mouse model. (Right) REC-4539 induces dose dependent reductions in plasma proGRP.19,20
19 Payne, et al. (2023). Characterizing Antitumor Responses to EXS74539, a Novel, Reversible LSD1 Inhibitor with Potential in Small-cell Lung Cancer [poster]. American Association for Cancer Research (AACR) Annual Meeting: 6290.
20 Data on file.

Clinical
ENLYGHT is a Phase 1, open-label, multicenter dose escalation study designed to evaluate the safety, tolerability, and preliminary efficacy of REC-4539 monotherapy in patients with select solid tumors. The FDA cleared an IND application in January 2025; the program was then placed on strategic pause in May 2025. While the broader field has faced safety challenges, REC-4539 remains highly differentiated by its optimized profile, and we now expect to initiate a Phase 1 trial in the first half of 2026. The Phase 1 study will evaluate REC-4539 as a monotherapy in patients with SCLC and select other solid tumors, to assess safety and tolerability, PK/PD, to establish the MTD, and to evaluate preliminary efficacy as per the study design diagram below. We expect to share early safety and PK monotherapy data in the second half of 2027.

ENLYGHT Phase 1 Study Design

CURRENT STAGE

Phase 1
Dose Escalation

- Dose finding (BOIN) for monotherapy, N≤27

Study Objectives

- Safety/tolerability
- Recommended dose for monotherapy in participants with select solid tumors

Key Eligibility

- Patients with solid tumors, incl. SCLC, high grade neuroendocrine or small cell carcinomas non-lung origin, NSCLC, prostate, ovarian, renal, head & neck SCC, liver, gastric, TNBC

Figure 29. ENLYGHT study design. Phase 1 trial design to assess the safety, tolerability, and preliminary efficacy of REC-4539 monotherapy.
Competitors
The LSD1 inhibitor competitor landscape is limited to a small number of programs currently advancing in active clinical development. These programs vary by indication of interest, combination strategy, and development priority.
Active LSD1i clinical development programs:
•Bomedemstat (Merck) - Merck is focusing on myeloproliferative neoplasms (MPNs) as a route to market for bomedemstat. Bomedemstat is being investigated in a Phase 3 trial in essential thrombocythemia (ET), a Phase 2 study in myelofibrosis (MF) and polycythemia vera (PV), and a Phase 1 IIT study in AML (in combination with venetoclax). Merck terminated a Phase 1/2 SCLC trial in combination with PD-L1 maintenance in 2024 due to low accrual rates.
•Iadademstat (Oryzon) - Iadademstat is being investigated in AML and SCLC patient populations. It is in an ongoing Ph1b study for R/R AML with FLT3 mutation in combination with gilteritinib and in a Ph1b study for newly-diagnosed unfit AML in combination with venetoclax and azacitidine. It is also in a Phase 2 IIT for relapsed/refractory (R/R) SCLC and extrapulmonary high-grade NETs (in combination with paclitaxel), as well as a Phase 1b/2 IIT in first-line extensive-stage SCLC (ES-SCLC) in combination with a checkpoint inhibitor.
•JBI-802 (Jubilant Life Sciences) - JBI-802 is in a Phase 1/2 basket study, with expansion cohorts planned in SCLC, neuroendocrine prostate cancer (NEPC), and other NETs, as well as a Phase 2 study for patients with advanced NSCLC tumors harboring an STK11 Mutation in combination with pembrolizumab.
•TAS1440 (Benz Sciences/ Taiho Pharmaceuticals) - Benz Sciences are preparing for a Phase 1b/2 study for MPN patients, after in-licensing TAS1440 from Taiho Pharmaceuticals in June 2025. Taiho recently completed a Phase 1 trial targeting AML in the US population.

Partnered Discovery
Driving Innovation Across Multiple Diseases
At the core of Recursion’s mission is the pursuit of breakthrough therapeutics for patients. Recursion collaborates with leading pharma partners to identify novel targets and therapeutic candidates across a wide range of disease areas, including neuroscience, oncology, immunology, and inflammation.
Each partnership is designed to advance therapeutic development, with multiple pathways to success:
•Novel Targets: Combining our multi-modal (phenomics, RNA sequencing) maps of human biology with real-world clinical-genomic data, we can identify novel druggable targets with potential therapeutic benefit. Validated targets may be optioned by our partners or advance within the collaborations as a therapeutic program.
•Novel Therapeutics: Using our precision chemistry platform, we can design differentiated molecules across a wide variety of targets. Resulting molecules may be optioned by our partners and advanced for further clinical development.
To date, Recursion has secured over $500 million in upfront milestone payments, with the potential to unlock over $20 billion in additional milestones before royalties. These high-impact collaborations not only generate near-term financial value but also leverage Recursion’s combined capabilities in biology and precision chemistry to accelerate the development of transformative therapies. By collaborating with top-tier biopharmaceutical companies, Recursion gains access to invaluable knowledge from some of the most experienced teams in the industry. Together, we continuously drive innovation and have the potential to expand patient impact, and revolutionize the treatment of complex diseases. Below are some of the latest milestones reflecting this exciting momentum.
Figure 30. Recursion leveraging its OS across its partnerships. 1. Milestones: Potential Roche and Genentech and Sanofi milestones per small molecule program. Royalties: Recursion is eligible for tiered royalties up to high single digits (Roche and Genentech) and up to double digits (Sanofi)

Roche and Genentech
In December 2021, we entered a multi-year, strategic collaboration with Roche and Genentech in the field of neuroscience and a single oncology indication. Through the partnership, we are leveraging the Recursion OS and extensive single-cell perturbation screening data from Roche and Genentech, to rapidly identify novel biological relationships and advance therapeutic programs. Together, we may initiate up to 40 small molecule programs over a decade or longer. As part of this agreement, we received an upfront cash payment of $150 million, with the potential to receive milestones of more than $300 million per small molecule program plus tiered royalties.
Figure 31. Under our collaboration with Roche and Genentech, we are creating multimodal maps of cellular biology to elucidate novel targets and starting points.
Sanofi
In January 2022, we entered a strategic research collaboration with Sanofi to develop an AI-driven pipeline of precision-engineered, small molecule medicines. Through this collaboration, we are using our end-to-end integrated platform to discover and advance up to 15 novel targets in the oncology and immunology therapeutic areas. As part of this agreement, we received an upfront cash payment of $100 million, with the potential to receive up to $5.2 billion in total aggregate milestone payments plus tiered royalties.
Figure 32. Leveraging the Recursion OS with Sanofi to design small molecules against challenging targets using AI

Bayer
In November 2023, we announced an amended and restated collaboration with Bayer. We are using the Recursion OS to identify and advance up to 7 therapeutic targets for challenging oncology indications with high unmet need. Under the terms of the agreement, Recursion is eligible to receive potential, success-based, future payments of up to $1.5 billion plus royalties on net sales.
Merck KGaA (Darmstadt, Germany)
In September 2023, we entered into a collaboration with Merck KGaA, Darmstadt, Germany. This multi-year collaboration utilizes our AI-driven precision drug design and discovery capabilities while leveraging Merck KGaA, Darmstadt, Germany’s disease expertise in oncology and immunology, clinical development capabilities, and global footprint.
Case Study 1: Delivering the World’s First Neuromap

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

This encompasses:
- **3528 plates**
- **~5 million wells**

= 100 plates

Recursion.

Figure 33. Recursion launched a transformational collaboration with Roche and Genentech, delivering the world’s first whole-genome neuromap in 2024.
Overview
In 2021, Recursion launched a transformational collaboration with Roche and Genentech to create the world’s first neuromap—a comprehensive and scalable neuronal data model powered by machine learning. This effort aimed to uncover novel insights into neurodegenerative diseases, a category of illnesses that has long been difficult to tackle using traditional drug discovery methods. With a dedicated team of 50 people, Recursion set out to overcome numerous technical and biological challenges, all with the goal of driving innovation in neuroscience.
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

Neurodegenerative diseases had long been a difficult area for drug development. Traditional approaches had yielded limited breakthroughs, and the complexity of the biological system presented a higher bar for success. Recursion needed to develop new technologies and methodologies to produce and analyze neuronal data on a scale not attempted before in drug discovery.
Recursion had already proven its ability to create large-scale cell maps in other disease areas, notably in gastrointestinal oncology, as part of its partnership with Roche and Genentech. The success of this collaboration demonstrated the power of Recursion’s phenotypic screening platform, which uses high-throughput technologies to produce vast amounts of biological data. However, creating a neuromap would require more than just expanding on previous work - it required adapting the process to handle the unique challenges posed by neuronal biology.
Execution
To tackle this challenge, Recursion collaborated with Roche and Genentech to develop and refine a model using human-induced pluripotent stem cells (hiPSCs), which could be differentiated into neurons. This protocol enabled Recursion to produce large quantities of neurons, ultimately generating over 1 trillion hiPSC-derived neuronal cells. These neurons served as the foundation for the neuromap, a data-rich resource that Recursion, Roche and Genentech could use to gain deeper insights into the genetic underpinnings of neurodegenerative diseases. In addition to the joint development of the neuronal cell context, Recursion’s machine learning team played a pivotal role in developing algorithms capable of processing the massive amounts of data generated by the neuromap. The combination of scalable cell production and cutting-edge computational models allowed Recursion to generate the first whole-genome neuronal phenomap that can be utilized by the partnership to uncover new relationships between genes and the phenotypes associated with neurodegeneration.
Outcome
Our work led to the exercise of a $30 million option by Roche and Genentech in August 2024 with the neuromap offering an unbiased view of the genetic relationships related to neurodegenerative diseases and providing insights that could pave the way for development of novel therapies in neuroscience. Unlike traditional approaches that are often guided by pre-existing hypotheses, researchers in the collaboration can now explore new biological pathways and identify potential therapeutic targets that may not have been considered before. Together, Recursion, Roche and Genentech have identified a number of biological insights from this first neuroscience-focused phenomap, that could become novel targets of interest.
Case Study 2: Delivering the World’s First Microglia Map
Figure 34. Recursion launched a transformational collaboration with Roche and Genentech, delivering the first-of-its-kind microglia map in 2025.
Overview
In 2025, building on the success of the original neuromap, Recursion reached another milestone in its collaboration with Roche and Genentech by launching the world’s first microglia map. Microglia are the resident immune cells of the brain and play a central role in neuroinflammation and the progression of neurodegenerative diseases. By mapping the whole genome within these complex cells, the microglia map represents a completely new approach to explore the cellular mechanisms underlying neurodegenerative diseases, offering a new approach to explore novel targets and pathways.

The Challenge
Despite decades of research, FDA approvals for neuroscience drugs are less than half of those for other therapeutic areas, and drugs targeting the CNS have some of the highest failure rates in medicine. Attrition rates are high, and traditional approaches can be biased to dominating hypotheses e.g. the "Amyloid Hypothesis" in Alzheimer’s disease. This is the idea that a build-up of the amyloid protein is a major contributor to the disease, and while this hypothesis has historically guided research and led to deep insights into the condition, the underlying biology is both extremely complex and still poorly understood.
To provide an unbiased approach to explore novel targets and pathways, the team studied microglia. However, microglia are very difficult to work with, proving difficult to grow and keep alive and stable outside of the body, in a laboratory setting. Because microglia are the resident immune cells of the brain, they can be highly sensitive to their environment, changing states from relatively stable to becoming more reactive and inflammatory, and they are also highly variable from batch to batch. To create a reliable map, Recursion had to overcome the technical hurdle of producing these sensitive immune cells at a massive, industrial scale while ensuring they remained stable enough to provide a clear biological signal for machine learning models.
Execution
Tackling this effort was a multi-year collaboration that required Recursion and the Roche and Genentech microglia team to develop new protocols for the manufacture of microglial cells. Starting with human-induced pluripotent stem cells (hiPSCs), the team developed a protocol that allowed the most phenotypically active cell Recursion has ever tried to map to be grown at massive scale. Over 100 billion microglial cells were grown in a standardized way and confirmed to be as stable as possible for the start of the mapping process. The collaborative team also worked together to determine the most interesting disease-like perturbations to the microglia from a neuroscience perspective, to generate a rich dataset containing some novel knockdowns and overexpressions not previously tried in other maps. This resulted in 100,000 single guide RNA being used spanning more than 17,000 genes, 46 million microglial cell images, and thousands of chemical compound perturbations. Recursion foundation models, powered by the supercomputer BioHive-2, extracted insights to generate the first-of-its-kind microglia map, allowing scientists to use AI to systematically explore how different genes and compounds may be implicated in a wide range of neurological diseases.
Outcome
The successful completion of the microglia map led to a $30 million milestone payment from Roche and Genentech in October 2025. The microglia map provides a holistic, unbiased approach to drug discovery for neurodegenerative diseases compared with the slow traditional approach, which has yielded very few new therapeutic targets. The map allows for the systematic, unbiased evaluation of thousands of gene targets at once, allowing AI to uncover novel biological connections that humans might miss. Overall, this offers a new approach to exploring novel targets and pathways, addressing a major challenge in neuroscience drug discovery. Following on from development of the map, it will be mined for novel biological insights, which will move forward to robust experimental validation from Recursion in partnership with Roche and Genentech. This could lead to program selection and development, and potential new therapeutic approaches in neurological diseases.
Our Platform
A Unified, AI-Native Platform for Drug Discovery & Development
Recursion is leading the evolution of how medicines are discovered and developed with the Recursion OS: a unified, AI-native intelligence platform designed to translate complex science into medicines that matter — faster, better, and at scale for the patients who are waiting.
Our approach combines proprietary experimental data, purpose-built computational models, and scaled compute infrastructure to support decision-making across the full lifecycle of drug discovery and development. Rather than optimizing isolated tools or workflows, we organize our platform around three tightly connected stages of value creation: novel biological discoveries, precision design, and next-generation clinical development. Together, these stages enable us to initiate programs with stronger biological grounding, design differentiated molecules more efficiently, and advance medicines into the clinic with improved patient relevance.
Across all three stages, Recursion integrates automated wet-lab experimentation with in-house computational analysis. Our laboratories generate large volumes of standardized, high-quality biological and chemical data, while our dry-lab capabilities apply machine learning, physics-based modeling, and statistical inference to extract actionable insights from those data. This tight integration allows experimental results to directly inform computational models, and model outputs to guide subsequent experiments, enabling faster iteration and more consistent decision-making across programs. Additionally, the integration of agentic and automated systems underpins our approach at Recursion and enables us to accelerate learning and decision-making throughout the R&D process.

The Recursion OS
Figure 35. The Recursion OS. The Recursion OS is designed to use AI to advance and accelerate decision-making and insight across the entire R&D value chain with the end goal to make novel medicines that matter. The Recursion OS generates value by advancing a pipeline of differentiated investigational medicines, in addition to building pipelines for our partners.
By leveraging the Recursion OS to explore and advance our programs, we have shown leading indicators of improvement when compared to the traditional drug discovery process, particularly with respect to cost and time. We also use AI/ML tools to better understand which molecules to make and test and ultimately design better quality molecules that can solve complex problems – on average, the industry synthesizes about 2,500 molecules to candidate, compared to the approximately 330 we synthesize per program to advanced candidate.
Biology to Insight
The first stage of the Recursion OS focuses on translating complex biological signals into actionable insights that support program initiation. Recursion combines large-scale cellular phenomics, high-throughput transcriptomics, in silico binding affinity predictions, and real-world patient data to identify disease-relevant mechanisms, validate targets, and prioritize opportunities with stronger biological grounding and patient relevance. These capabilities allow us to systematically interrogate biology at scale and reduce biological uncertainty earlier in the discovery process.
A core differentiator of this approach is the integration of complementary data modalities. Patient-derived data are the most directly relevant to human disease but are often noisy, heterogeneous, and limited in scale. In contrast, cellular phenomics data can be generated reproducibly, at scale, with high completeness and consistency. By integrating these and other modalities through joint forward- and reverse-genetics approaches, Recursion can connect robust experimental signals with patient biology, enabling more confident identification and prioritization of translatable targets.
•Generated and aggregated >50 petabytes of high-quality, multimodal data
•Over 100 novel insights triaged into ~10 actionable and translatable targets for experimental validation within a matter of weeks
•~1.9B-parameter phenomics foundation model delivers ~25–30% gains in biological signal accuracy
•New transcriptional foundation model delivers a 70% improvement in operational efficiency
Deep Dive: Phenomics-based Discovery
Phenomics is Recursion’s large-scale, image-based cellular profiling capability that measures functional cellular responses to genetic and chemical perturbations and serves as a foundational input to biological discovery and program initiation. Using high-content microscopy, automated experiment design and execution, and purpose-built machine learning models, we generate rich, high-dimensional phenotypic data that capture cellular behavior across diverse biological contexts. Our platform is differentiated by its scale, precision, and breadth, operating both Cell Painting and live-cell brightfield microscopy across nearly 50 distinct cell types, including differentiated iPSC-derived neuronal and microglial cells. These experimental capabilities directly enhance our advanced computer vision and foundation models, including our Phenom-2 model series, by enabling our models to learn true biology as opposed to experimental design patterns. The impact of this capability is reflected in both our internal pipeline and strategic partnerships, including the development of two first-of-their-kind whole-genome neuronal and microglia phenotypic maps as part of our collaboration with Roche and Genentech. More broadly, phenomics has enabled Recursion to initiate and advance multiple internal and partnered programs by supporting unbiased discovery, rapid hypothesis triage, and identification of novel biological insights that may translate into new therapeutic opportunities.

Deep Dive: Transcriptional Foundation Model (TxFM)
TxFM is Recursion’s self-supervised transcriptomics foundation model designed for representation learning of complex gene expression data. Built on a transformer-based architecture optimized for biological structure rather than natural language analogies, TxFM harmonizes diverse transcriptomic datasets—including bulk and single-cell RNA sequencing across multiple assays, cell types, and translational systems—into a unified embedding space.
Many transcriptomic models rely on large, heterogeneous public atlases that limit cross-experimental comparability and translational consistency. TxFM leverages Recursion’s proprietary data strategy and architecture decisions to improve cross-sample and cross-experiment relatability, enabling consistent integration of in vitro experiments, in vivo models, and patient-derived samples. This not only captures a more universal biological grammar but also allows us to outperform larger models trained on datasets up to 50x larger in size. By representing experimental perturbations and patient transcriptomes within the same high-dimensional space, we can begin to perform in silico perturbations on digital patient representations, serving as a practical translational bridge between laboratory biology and human disease.
TxFM has demonstrated state-of-the-art performance across multiple zero-shot benchmarks, outperforming existing foundation models and classical baselines. Within the Recursion OS, TxFM improves batch correction and multi-dataset integration, enhances signal recovery from low-read-depth transcriptomic data, and enables consistent mapping of gene–gene and gene–compound relationships. By improving data consistency and reducing the need for experimental re-runs, TxFM has delivered an approximate 70% improvement in operational efficiency for transcriptomics-driven workflows. Furthermore, the model’s learned gene-specific parameters recover known protein complexes and pathways without supervision, providing a non-perturbational gene-gene map for over 40,000 genes, including non-coding RNAs. These capabilities strengthen target discovery, accelerate hypothesis validation, and improve the biological and patient relevance of programs entering the pipeline.
Insight to Molecule
Once we have nominated a program, either through insights derived from our phenomics and multiomics platforms or through the careful selection and validation of a high-potential target, we transition from biological discovery to precision molecular design. Our precision design platform, anchored by Centaur Chemist, represents a transformative shift from traditional trial-and-error drug discovery to a fully integrated, AI-first industrialized process. By fusing massive, high-dimensional biological and chemical datasets with advanced generative AI and automated synthesis, the platform enables the rapid design, prioritization, and physical testing of novel small molecules. This modular end-to-end engine is designed to navigate trillions of biological and chemical relationships with unprecedented speed and efficiency, aiming to deliver higher-quality drug candidates to the clinic while significantly reducing development timelines and costs. Centaur Chemist serves as a critical component of our unified operating system, driving a continuous "design-make-test-learn" or DMTL cycle that refines its predictive capabilities with every successive iteration.
◦100 million+ molecules generated virtually using synthetically aware design in 2025
◦~90% of synthesized molecules are AI-generated, scored, and prioritized – all patentable
◦On average, only ~330 compounds are synthesized per program to achieve an advanced candidate in ~17 months, compared to industry average of over 2,500 compounds and 42 months, respectively,
◦To date, the platform has designed >10 development candidates that address a wide variety of previously unsolved biological or chemistry problems
Deep Dive: Centaur Chemist Methods and Models
At its core, Centaur Chemist is an AI-first learning system that automates the design, prioritization, and optimization of novel small molecules. It is not a single piece of software but an integrated platform within the Recursion OS that enables the development and deployment of a vast number of design tools that have been developed in-house, including the following proprietary models:
•Generative AI and Evolutionary Models: These create novel chemical structures based on target profiles
•Synthesis-Aware Methods: The platform employs an expansive synthesis-driven design toolkit that couples advanced billion-scale search algorithms (e.g. SALSA) and accurate chemo- and regioselectivity models with up-to-date vendor logistics to rigorously generate synthetically feasible compounds and expedite their reduction to practice
•Protein and Target Tractability predictions. These methods predict protein structures with and without the presence of ligands, enabling ligandability and druggability of targets.

•Property Prediction and Scoring: Our industry leading advanced models, including our proprietary version of Boltz-2 that allows us to fine-tune the model on internal program data, predict potency (see figure below), selectivity, and ADMET (absorption, distribution, metabolism, excretion, and toxicity).
•Physics Methods: A toolkit of physics-based methods that apply molecular dynamics and quantum mechanics, which enables us to more accurately predict target-ligand interactions and properties, fully integrated with our generative design capabilities.
The platform not only incorporates our in-house proprietary methods and algorithms but makes it simple to deploy open-source and licensed software, ensuring that we are using state-of-the-art methods developed by the community as well.

2025 Polaris potency benchmarking on prospective data
Company
Recursion
Other
Mean Absolute Error over potency tasks
0.60
0.58
0.56
0.54
0.52
0.50
MolE
MolGPS
Model entries

Figure 36. Recursion potency models MolE and MolGPS outperform (lower is better on the Y-axis in figure) all other entrants in the 2025 blind challenge for potency predictions21
Deep Dive: DMTL (Design-Make-Test-Learn) and Automation
With these tools in place, our DMTL procedure begins by defining program objectives via a Target Product Profile (TPP), which is encoded using a multi-parameter optimization (MPO) function. This ensures that potency and affinity are balanced with other critical ADMET properties, such as clearance, solubility, stability, and permeability. Every generated molecule is scored by an integrated function called Merit, allowing us to monitor the quality of chemical matter across the program lifecycle in an unbiased, holistic manner. This allows us to focus our efforts from the start on high-quality molecules that meet the needs of our drug discovery programs, optimizing for both cost and operational efficiency.
Once the Design phase is complete, synthesis (Make) is triggered through the platform, which can be routed through to our in-house chemistry automation studio or dedicated CROs. Because our generative tools prioritize synthesizability from the outset, the platform utilizes property prediction models to guide design toward compounds that are both biologically optimized and amenable to efficient synthesis. To achieve this "synthesis awareness," we account for building-block availability and logistics across different CROs, ensuring the system suggests the most cost- and time-effective synthetic routes. A critical enabler of this physical execution is our in-house chemistry automation studio located in Milton Park, shown in the figure below, designed to support high-throughput DMTL cycles with minimal manual intervention (see Figure 40). The modular, automated lab is designed to accelerate DMTL cycles by utilizing automation flexibly across the full Make workflow, with over 1000 compounds having now been made and tested at Milton Park. The core mission of this DMTL procedure is to automate processes that reduce costs, optimize efficiency, and deliver high quality results to drive program success, not just making compounds that can easily be synthesized with automation. Through 2025 there was a 4-fold increase in reaction classes executed with automation, including 14 reactions that are not typically automated.
21 Polaris hub competition results. Source: https://polarishub.io/competitions/asap-discovery/antiviral-drug-discovery-2025#competiton-results 12 February 2026

Figure 37. Recursion's automated chemistry wet lab, a modular system for chemical synthesis preparation, execution, analysis, work-up, and purification.
Following the Make phase, an assay cascade is initiated (Test). Depending on program needs, this includes ADMET, affinity, and phenomic responses via our proprietary -omics platform in either Salt Lake City or Milton Park facilities. Once an assay is completed, results are ingested back into the platform for analysis alongside all other relevant program data. This data automatically updates our ML models, ensuring the most accurate information informs the next cycle and closes the Learning loop. An example of this improvement is shown in Figure 38, which demonstrates that iterative learning has led to an approximately 50% improvement in a property prediction model. Our models improve over time, not by chance, but by learning.
Figure 38. LogD model improvement over time as DMTL cycles progress, showing an approximately 50% increase in accuracy over time.
By tracking all data centrally we can monitor Design, Make, and Test durations, as well as lag times between phases. Streamlining these workflows, both in-house and with CROs, allows us to identify and resolve bottlenecks in real time. This continuous monitoring has driven significant productivity gains: in 2025, our Design-to-Test times improved by 20% over 2024 benchmarks.

To further support our learning system, we also employ our RADME-01 platform. This platform performs high-throughput ADME evaluations through intelligent software prioritization and automation. The system generated over 35,000 total data points across >15,000 novel compounds, including >13,500 human and >5,000 mouse microsomal stability results, alongside thousands of points for PAMPA, protein binding, and rat stability. RADME data is integrated into our proprietary datasets and automatically fed into our suite of ML models for comprehensive ADMET property prediction, which drives drug discovery during Nominations and Design. We employed Active Learning with RADME to generate thousands of datapoints, expanding model training sets and boosting accuracy across design programs. Additionally, new multi-task models optimally combine RADME and CRO assay data for related properties, delivering enhanced predictions to our design programs.
Molecule to Patient
The final stage of the Recursion OS focuses on translating molecules into clinical impact. Recursion utilizes large scale multi-modal datasets to rigorously design and execute clinical trials. As an example, by applying causal AI on human genomics, we select the indications and patient sub-populations most likely to benefit from our investigational therapies. Our AI-driven study planning algorithms applied to our operational data recommend site selection to enhance enrollment in minutes. Our clinical trials incorporate advanced statistical methods across several design elements from selecting optimal doses to forming external control arms to expanding the eligible patient population for our studies.
These capabilities form Recursion’s Clinical Development Technology (ClinTech) platform, an AI-enabled clinical development system that unifies molecule-to-patient decisions within an integrated workflow. It combines global site intelligence data, real-world patient data—including ~300 million real world lives and 1 million molecularly profiled lives—with causal inference, simulation, and agentic automation to continuously inform trial strategy and execution. By embedding patient relevance and operational feasibility earlier in development, ClinTech supports more disciplined trial design and execution at portfolio scale.
◦~1 million molecularly profiled lives between Tempus, Helix, and UK Biobank. Used across our clinical and preclinical portfolio for target validation and patient selection. Impact includes but not limited to:
▪Expansion into ovarian cancer for the CDK7 program
◦De-identified records covering ~300 million real-world lives, including electronic health records, diagnostics, and medical & pharmacy, leading to.
▪10-40% increase in eligible population
▪~1.5X improvement in enrollment rates
◦Global clinical trial site intelligence database covering a wide swath of historical clinical trials
▪Data driven country & site selection in hours vs. months
In practice, ClinTech shortens the cycle from protocol to site activation and enrollment by turning fragmented clinical operations data into actionable, real-time recommendations. For example, the platform can shorten the time to prioritize countries and sites from months (industry standard) to hours using multimodal site intelligence data. It can forecast enrollment trajectories as criteria evolve—enabling benefit-risk tradeoffs that can meaningfully expand the eligible population and improve enrollment performance. It can reinforce upstream portfolio decisions through genetically informed target validation and patient selection. Across the trial lifecycle, these capabilities translate into increased probability of success and timely execution of our clinical studies.

Figure 39. AI-driven clinical development platform for trial design and execution
Deep Dive: Natural History Data in Familial Adenomatous Polyposis (FAP)
Recursion applied its ClinTech platform to generate high-quality natural history evidence to contextualize the single-arm efficacy of REC-4881 in the TUPELO study. Natural history data are increasingly important to regulators in rare diseases, yet for FAP there has historically been limited quantified evidence describing disease progression outside of clinical trials. To address this gap, Recursion leveraged real-world evidence analytics and AI-enabled data extraction to build a comprehensive view of the lived FAP patient experience across routine clinical practice and long-term registry data.
Using ClinTech’s real-world data capabilities, Recursion analyzed records from more than 1,000 US patients with FAP, including over 250,000 unstructured physician notes processed using a custom large language model–based workflow. This analysis enabled systematic characterization of disease burden, intervention frequency, and the progressive nature of polyp growth in everyday clinical care. Recursion extended this work through an academic collaboration with Amsterdam UMC, analyzing nearly 20 years of longitudinal follow-up data from approximately 200 patients enrolled in one of the largest and longest running FAP registries globally. Together, these datasets enabled a level of real-world disease characterization that is rarely available in rare disease development.
Across both real-world and registry datasets, the findings were consistent and clinically meaningful: untreated FAP is characterized by predictable, year-over-year progression of polyp burden in 87% of the trial-relevant patient populations, with a mean annualized increase of 60%. These insights provided a robust, data-driven benchmark for contextualizing therapeutic impact and directly informed the clinical development strategy for REC-4881, including support for a single-arm study design aligned with regulatory expectations. More broadly, this work illustrates how ClinTech augments clinical development with unbiased real-world insight, strengthens the translational path from molecule to patient, and enables more confident engagement with regulators in rare disease programs.
Processing and Data Storage Infrastructure
The need to understand pathways, targets, compounds, and mechanisms of action requires obtaining, synthesizing, or predicting large volumes of data. To store this data in an efficient and low-risk way, Recursion makes use of a combination of cloud storage, and on-premises storage. To process this data efficiently, we bring it close to where the compute will run – either in our HPC datacenter (BioHive) or to our cloud (partnering with Google Cloud). To make this more seamless for our scientists, we have invested in a hybrid storage and compute platform, which enables replication of data and locality of compute to allow us to use these resources as efficiently as possible.

People and Culture
Essential to leading and defining TechBio is our team of close to 600 employees, comprising of life scientists, such as chemists and biologists (approximately 35% of employees) and computational and technical experts such as data scientists and software engineers (approximately 43% of employees). Together our team creates an environment where empirical data, statistical rigor and creative thinking is brought to bear on the problems we address. While we are united in a common mission, Decoding Biology to Radically Improve Lives, our strength lies in our differences: expertise, gender, race, disciplines, experience and perspectives. Deliberately building and cultivating this culture is critical to achieving our audacious goals.
In 2025, we made significant progress to deploy agentic and automated AI solutions across the workforce to enhance enterprise productivity and efficiency. In our technology organization, approximately 91% of employees are actively using AI coding tools to accelerate their work. As a result, 35% of our code is authored by AI, allowing our teams to focus on solving the problems and trusting AI to accelerate creating the solution. This saves an average of 4.3 hours of work per week, per employee.
Employee Recruitment, Development and Training
At Recursion, we believe a diversity of experiences, backgrounds, ideas and expertise will create high performing teams. We are intentional about the employee experience at Recursion, with a fit-for-purpose system that finds, grows and retains top talent to deliver our mission. We employ a targeted approach to identify, attract and hire diverse employees across highly technical scientific disciplines including biology, chemistry, data science, machine learning, engineering, robotics, clinical development and more. People stay at Recursion because of the opportunity to impact the world and grow in a place where they feel challenged, supported, and connected.
Employee Health and Safety
We have dedicated Standard Operating Procedures to manage occupational health and safety, safety training and injury, and illness and incident reporting. Every employee is responsible to ensure these procedures and policies are followed. We offer extensive training to ensure understanding and compliance. Compliance is mandatory for all laboratory employees per requirements of the Occupational Safety and Health Administration standard on Hazardous Chemicals in Laboratories. Our Chemical Hygiene Officer and Lab Manager oversees the day-to-day management of institutional chemical hygiene.
Read more about how we invest in and motivate our people to achieve our mission in Recursion’s latest Environmental, Social and Governance Report, available at our corporate website.
Facilities
Recursion’s global footprint is architected around two primary pillars: industrialized wet lab infrastructure that powers platform operations and offices that allow us to attract and retain top talent.
Industrialized Wet Lab & Platform Operations Hubs
Our two heavy-infrastructure sites in Salt Lake City, Utah and Milton Park, Oxfordshire are designed for the massive-scale data generation that drives our platform. These facilities house our robotics, automation, biology, and chemistry capabilities. Our Salt Lake City site has capacity to generate phenomics and transcriptomics data, and at Milton Park, the automated lab assembles the vision of autonomous DTML loops.
•Salt Lake City, Utah: We utilize 140,000 square feet of laboratory and office space in downtown Salt Lake City. This campus houses our high throughput screening labs, generating large volumes of standardized high quality biological data across phenomic and transcriptomic endpoints.
•Milton Park, Oxfordshire: This 20,151 square foot laboratory and office space serves as our primary European wet lab, focused on DMTL, quantitative pharmacology, complex bioassays, target validation, and automation engineering.
Strategic Talent and Office Hub
Our office locations in New York City, Montreal, and London are positioned in global centers for AI, scientific innovation, clinical development, and executive leadership.
•New York City: In January 2025, we opened a new 11,655 square foot office in New York City’s Hudson Yards neighborhood. This office serves as a key location for our executive leadership, strategy and clinical development teams,

•Montreal: We have a 8,367 square foot site in Montréal that houses our semi-autonomous artificial intelligence research engine, Valence Labs
•London: Located in the knowledge quarter and heart of King’s Cross neighborhood, our 6,792 square foot office serves as a magnet for Europe’s top AI and computational talent.
Commercialization
We retain significant development and commercial rights to some of our drug candidates. If marketing approval is obtained, we may commercialize our drug candidates on our own, or potentially with a partner, in the US and other geographies. We currently have no sales, marketing, or commercial product distribution capabilities. Decisions to create this infrastructure and capability will be made following further advancement of our drug candidates and based on our assessment of our ability to build the necessary capabilities and infrastructure with competitive advantage. Clinical data, the size of the addressable patient population, the size of the commercial infrastructure, manufacturing needs and major trends as to how value is accrued in the industry may all influence or alter our commercialization plans.
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
Roche and Genentech Collaboration and License Agreement
On December 5, 2021, we entered into a Collaboration and License Agreement with Genentech, Inc. and F. Hoffmann-La Roche Ltd, pursuant to which we will construct, using our imaging technology and proprietary machine learning algorithms, unique maps of the inferred relationships amongst perturbation phenotypes in a given cellular context (each a “phenomap”) and together with Roche and Genentech will create multimodal models and maps to further expand and refine such inferred relationships, in both cases, with the goal to discover and develop therapeutic small molecule and target programs in a gastrointestinal cancer indication and neuroscience (each an “Exclusive Field”).
Upfront Payment. In January 2022, Roche and Genentech paid us an upfront cash payment of $150.0 million.
Phenomap Creation, Acceptance and Access. Under the Collaboration Agreement, we are responsible for creating a certain number of phenomaps in each of the Exclusive Fields. We will also provide Roche and Genentech results to requested queries, at Recursion’s discretion, of our pre-existing human umbilical vein endothelial cells (HUVEC) phenomap. Roche and Genentech will have specified rights to request queries or have direct access to the phenomaps to generate novel inferences that may lead to the discovery or development of therapeutic products.
Phenomap-Related Options in neuroscience. Each of the neuroscience phenomaps requested by Roche and Genentech and created by Recursion may be subject to either an initiation fee, acceptance fee or both. Such fees could exceed $250.0 million for sixteen (16) accepted phenomaps. In addition, for a period of time after Roche and Genentech’s acceptance of certain phenomaps, Roche and Genentech will have the option to obtain, subject to payment of an exercise fee, rights to use outside the collaboration the raw images generated in the course of creating those phenomaps. If Roche and Genentech exercises its External Use Option for all twelve (12) eligible phenomaps, Roche and Genentech’s associated exercise fee payments to Recursion could exceed $250.0 million.
Collaboration Programs and Roche and Genentech Options. Roche and Genentech and Recursion will collaborate to select certain novel inferences with respect to small molecules or targets generated from the phenomaps for further validation and optimization as collaboration programs. There can be up to 40 programs initiated as part of this collaboration. Roche and Genentech and Recursion may also combine sequencing datasets from Roche and Genentech with Recursion’s phenomic imaging data and collaborate to generate new algorithms to produce multimodal maps from which additional collaboration programs may be initiated. For every collaboration program that successfully identifies potential therapeutic small molecules or validates a target, Roche and Genentech will have an option to obtain an exclusive license to develop and commercialize such potential therapeutic small molecules or to exploit such target.

Payments if Roche and Genentech Exercises Option for a Collaboration Program. Under the collaboration, Roche and Genentech may initiate up to forty (40) small molecule programs. Each small molecule collaboration program, if optioned and successfully developed and commercialized by Roche and Genentech, could yield more than $300.0 million in research, development, commercialization and net sales milestones for Recursion, as well as mid- to high-single digit tiered royalties on net sales. Recursion is also eligible for research, development, commercialization and net sales milestones for target collaboration programs optioned by Roche and Genentech.
Recursion Programs. If Roche and Genentech does not exercise its options in the Collaboration Agreement for certain collaboration programs, we may, with Roche and Genentech’s prior consent, choose to independently validate, develop and commercialize products in a limited number of such programs, subject to agreed milestones and royalties to Roche and Genentech. Roche and Genentech will have rights to obtain an exclusive license to exploit such products by providing notice and paying us an opt-in fee and economics exceeding those that would otherwise be applicable if Roche and Genentech had exercised its option for such program.
Exclusivity. During an agreed period of time after the Collaboration Agreement’s effective date, we are subject to certain exclusivities that limit our ability to conduct certain research and development activities with respect to compounds and targets in the Exclusive Fields, other than pursuant to the collaboration with Roche and Genentech. However, we may continue pursuing products that we are researching and developing in the Exclusive Fields as of the effective date of the Collaboration Agreement.
Termination. The Collaboration Agreement includes standard termination provisions, including for material breach or insolvency and for Roche and Genentech’s convenience. Certain of these termination rights can be exercised with respect to a particular Exclusive Field or exclusive license, as well as with respect to the entire Collaboration Agreement.
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
In exchange for these rights, the Company paid Tempus an initial license fee in an amount equal to $22.0 million, or the Initial License Fee and agreed to pay annual license fees during the Term ranging between $22.0 million and $42.0 million, which, together with the Initial License Fee, totals up to $160.0 million over the Term, subject to the Company’s early termination, which may be triggered only following the third anniversary of the Master Agreement’s effective date, and payment by the Company of an early termination fee (as further discussed below). The Initial License Fee and each annual license fee shall be payable at the Company’s option either in the form of (x) cash, (y) shares of Class A common stock of the Company or (z) a combination of cash and shares of Class A common stock in such proportion as is determined by the Company in its sole discretion; provided that (a) the aggregate number of shares of Class A common stock that the Company may issue in connection with all payments under this Agreement shall not exceed 19.9% of the aggregate total of shares of Class A common stock and the Company’s Class B common stock outstanding on November 2, 2023 or the date immediately preceding the date of any shares of Class A common stock issued pursuant to the Tempus Agreement, whichever is less (the “Share Maximum”).
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
REC-102: Rallybio Purchase Agreement
In July 2025, we entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) with RallyBio Corporation and certain of its affiliates (“RallyBio”). Pursuant to the Purchase Agreement, we acquired 50% of the issued and outstanding membership interests (the “Membership Interests”) of RE Ventures I, LLC (“ENPP1 JV”) from RallyBio in exchange for cash and shares of Class A common stock of the Company (the “RallyBio Shares”) with a value of $7.5 million. Prior to the closing of the acquisition, we indirectly held 50% of the membership interests of ENPP1 JV. As a result of the acquisition, ENPP1 JV is an indirect wholly-owned subsidiary of Recursion.
In August 2025, following the satisfaction of certain milestones with respect to the compound developed by the ENPP1 JV, we paid to RallyBio a milestone payment with a value of $12.5 million. The Purchase Agreement also provides that Recursion will make additional cash payments to the Seller contingent upon the occurrence of certain future events, including based on the amount of the proceeds received by the Seller from the sale of the RallyBio Shares under certain circumstances and the occurrence of certain milestones or other events with respect to the compound developed by the ENPP1 JV.
REC-617: Apeiron Asset Purchase Agreement
In July 2024, Exscientia and GT Apeiron Therapeutics Inc. (“Apeiron”) announced that they had entered into an Asset Purchase Agreement, IP Assignment Agreement, Subscription Agreement and Share Surrender Agreement, pursuant to which Exscientia owned the full rights to the intellectual property in REC-617 as well as took full control of the CDK7 inhibitor program (the “IP Rights”) for the purpose of continuing independent research, development and commercialization efforts. Concurrent to the transaction, Exscientia AI and Apeiron terminated the Collaboration Agreement, dated July 1, 2021, by and between Exscientia and Apeiron.
As consideration for the IP Rights, Exscientia made an upfront payment to Apeiron in the amount of $10 million and forgave Apeiron of all outstanding debt. The Company also issued Apeiron $10 million of the Company’s equity in the form of restricted American Depositary Shares. In addition, Exscientia AI surrendered 9,173,021 ordinary shares and 1,549,942 Series Pre-A preferred shares that Exscientia then held in Apeiron with no consideration being due from Apeiron to Exscientia or the Company.
Pursuant to the Asset Purchase Agreement, we shall pay Apeiron a single digit royalty, net of any applicable withholding taxes, if we or a third party commercializes REC-617. We will take on all development costs and shall also pay Apeiron a single digit percentage of any outlicensing income received by us or our affiliates if we enter into an outlicensing agreement with a third party.
Technology Partnerships
As Recursion continues to generate and leverage highly relatable and reliable datasets to support our internal pipeline and therapeutic partnerships, we continue to invest in advanced compute capabilities and data-centric solutions to strengthen our drug discovery and development efforts. Expanding on our previous release of select datasets and models, we are exploring additional opportunities to make more datasets and foundational models available to the broader scientific community. Our technology and data collaborations underline our commitment to implementing data- and technology-enabled solutions to support our efforts to bring better medicines to patients faster.
NVIDIA
In July 2023, we entered a strategic collaboration with NVIDIA to accelerate the development of our groundbreaking AI foundation models for biology and chemistry using our supercomputer, BioHive-1, and priority access on NVIDIA DGX™ Cloud. In May 2024, we completed BioHive-2, Recursion’s new NVIDIA DGX SuperPOD AI supercomputer, powered by 63 DGX H100 systems with a total of 504 NVIDIA H100 Tensor Core GPUs increasing the computational capacity by over 4X. The BioHive-2 supercomputer was ranked as number 76 in the top supercomputers globally by the Top500 list in 2025.

Google Cloud
In October 2024, we announced an expanded collaboration with Google Cloud leveraging their technologies to accelerate drug discovery research and further enhance our ability to bring new medicines to patients faster. Through this strategic partnership, we will explore generative AI capabilities, including Gemini models, to support the Recursion OS. We will improve data search and access from our proprietary dataset with BigQuery and facilitate the scaling of compute resources to run large inference workflows effectively. Additionally, in November 2024, we announced the release of OpenPhenom-S/16 in Google Cloud’s Vertex AI Model Garden. OpenPhenom, a non-commercial, publicly available foundation model built on microscopy data, sets a new “gold standard” for the industry, outperforming CellProfiler. This model offers the potential for researchers to replace their existing workflows with an off-the-shelf model that outperforms traditional microscopy analysis pipelines without requiring any additional tuning or training.
Helix
In May 2024, we entered into a multi-year agreement with Helix to access hundreds of thousands of de-identified records including Helix’s Exome+® genomic data and data from longitudinal health records. Recursion continues to use this data to train causal AI models and design biomarker and patient stratification strategies across broad disease areas. The Helix dataset expands Recursion's integration of real-world patient data and complements Recursion's access to Tempus' oncology data.
HealthVerity
In April 2025, we entered into a license agreement with HealthVerity to access de-identified records for over 340M covered lives in the US. Recursion is leveraging this real-world data to enhance clinical development by enabling smarter clinical trial design, accelerating patient recruitment and generating evidence to support clinical and regulatory decisions.
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
Intellectual Property
Patents
As of February 2026, the Recursion patent portfolio is balanced between Platform IP and Program IP.
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
Before approving an NDA, the FDA will conduct a pre-approval inspection of the manufacturing facilities for the new product to determine whether they comply with cGMP requirements. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. The FDA also may audit data from clinical trials to ensure compliance with GCP requirements. Additionally, the FDA may refer applications for novel drug products or drug products which present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and under what conditions, if any. The FDA is not bound by recommendations of an advisory committee, but it considers such recommendations when making decisions on approval. The FDA likely will reanalyze the clinical trial data, which could result in extensive discussions between the FDA and the applicant during the review process. After the FDA evaluates an NDA, it will issue an approval letter or a Complete Response Letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. A Complete Response Letter indicates that the review cycle of the application is complete, and the application will not be approved in its present form. A Complete Response Letter usually describes all of the specific deficiencies in the NDA identified by the FDA. The Complete Response Letter may require additional clinical data, additional pivotal Phase 3 clinical trial(s) and/or other significant and time-consuming requirements related to clinical trials, preclinical studies and/or manufacturing. If a Complete Response Letter is issued, the applicant may either resubmit the NDA, addressing all of the deficiencies identified in the letter, or withdraw the application. Even if such data and information are submitted, the FDA may decide that the NDA does not satisfy the criteria for approval. Data obtained from clinical trials are not always conclusive and the FDA may interpret data differently than we interpret the same data. Further, FDA’s “real-time” release of newly issued Complete Response Letters associated with withdrawn or abandoned applications, if applicable to any of our product candidates, can materially impact our business and competitive advantage.
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
FDA Regulation of Companion Diagnostics
Safe and effective use of a therapeutic product may rely upon an in vitro companion diagnostic for use in selecting the patients that will be more likely to respond to that therapy. If an in vitro diagnostic is essential to the safe and effective use of the therapeutic product and if the manufacturer wishes to market or distribute such diagnostic for use as a companion diagnostic, then the FDA will require separate approval or clearance of the diagnostic as a companion diagnostic to the therapeutic product. According to FDA guidance, an unapproved or uncleared companion diagnostic device used to make treatment decisions in clinical trials of a drug generally will be considered an investigational medical device unless it is employed for an intended use for which the device is already approved or cleared. If used to make critical treatment decisions, such as patient selection, the diagnostic device generally will likely be considered a significant-risk device, which requires the sponsor to obtain an Investigational Device Exemption, or IDE, from FDA before commencing any testing in humans. The sponsor of a significant-risk diagnostic device will be required to comply with the IDE regulations for clinical studies involving the investigational diagnostic device. According to the guidance, if a diagnostic device and a drug are to be studied together to support their respective approvals, both products can be studied in the same clinical trial, if the trial meets both the requirements of the IDE regulations and the IND regulations. The guidance provides that depending on the details of the clinical trial protocol, the investigational product(s), and subjects involved, a sponsor may seek to submit an IDE alone (e.g. if the drug has already been approved by FDA and is used consistent with its approved labeling), or both an IND and an IDE.
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
PMA Process
The PMA process, including the gathering of clinical and nonclinical data and the submission to and review by the FDA, can take several years or longer. The applicant must prepare and provide the FDA with reasonable assurance of the device’s safety and effectiveness, including information about the device and its components regarding, among other things, device design, manufacturing and labeling. PMA applications are subject to an application fee. In addition, PMAs for medical devices must generally include the results from extensive preclinical and adequate and well-controlled clinical trials to establish the safety and effectiveness of the device for each indication for which FDA approval is sought. In particular, for a diagnostic, the applicant must demonstrate that the diagnostic produces reproducible results. As part of the PMA review, the FDA will typically inspect the manufacturer’s facilities for compliance with the Quality Management System Regulation, or QSMR, which went into effect in February 2026, replacing the former Quality System Regulation. The QSMR imposes extensive testing, control, documentation and other quality assurance and GMP requirements.
After a device is placed on the market, it remains subject to significant regulatory requirements. Among other requirements, medical devices may be marketed only for the uses and indications for which they are cleared or approved, device manufacturers must establish registration and device listings with the FDA and a medical device manufacturer’s manufacturing processes and those of its suppliers are required to comply with the applicable portions of the QSMR, which cover the methods and documentation of the design, testing, production, processes, controls, quality assurance, labeling, packaging and shipping of medical devices. Domestic facility records and manufacturing processes are subject to periodic unscheduled inspections by the FDA and the FDA also may inspect foreign facilities that export products to the U.S.
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
•The federal Physician Payments Sunshine Act requires applicable manufacturers of covered drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to annually report to Centers for Medicare & Medicaid Services, or CMS, information regarding certain payments and other transfers of value to physicians, certain non-physician healthcare professionals, and teaching hospitals as well as information regarding ownership and investment interests held by physicians and their immediate family members; and
•Analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers, state laws that require biotechnology companies to comply with the biotechnology industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government; state and local laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures and require the registration of their sales representatives, state laws that require biotechnology companies to report information on the pricing of certain drug products and state and foreign laws that govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.
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
The Clinical Trials Regulation EU No 536/2014 repealed the Clinical Trials Directive No. 2001/20/EC and harmonizes the processes for assessment and supervision of clinical trials throughout the European Union. From January 31, 2023, all initial clinical trial applications in the European Union must be submitted via the Clinical Trials Information System (CTIS), which provides a single-entry point for sponsors and regulators of clinical trials for the submission and assessment of clinical trial data.

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
•National MAs, which are issued by the competent authorities of the Member States of the EEA and only cover their respective territory, are available for products not falling within the mandatory scope of the Centralized Procedure. Where a product has already been authorized for marketing in a Member State of the EEA, this National MA can be recognized in another Member States through the Mutual Recognition Procedure. If the product has not received a National MA in any Member State at the time of application, it can be approved simultaneously in various Member States through the Decentralized Procedure. Under the Decentralized Procedure an identical dossier is submitted to the competent authorities of each of the Member States in which the MA is sought, one of which is selected by the applicant as the Reference Member State, or RMS. The competent authority of the RMS prepares a draft assessment report, a draft summary of the product characteristics, or SOPC, and a draft of the labeling and package leaflet, which are sent to the other Member States (referred to as the Member States Concerned) for their approval. If the Member States Concerned raise no objections, based on a potential serious risk to public health, to the assessment, SOPC, labeling or packaging proposed by the RMS, the product is subsequently granted a national MA in all the Member States (i.e. in the RMS and the Member States Concerned).
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
The United States government, state legislatures and foreign governments have shown significant interest in implementing cost containment programs to limit the growth of government-paid healthcare costs, including price-controls, restrictions on reimbursement and requirements for substitution of generic products for branded prescription drugs. For example, the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively, the ACA, was passed which substantially changed the way healthcare is financed by both the government and private insurers, and significantly impacts the U.S. pharmaceutical industry. The ACA contains provisions that may reduce the profitability of drug products through increased rebates for drugs reimbursed by Medicaid programs, extension of Medicaid rebates to Medicaid managed care plans, mandatory discounts for certain Medicare Part D beneficiaries and annual fees based on pharmaceutical companies’ share of sales to federal health care programs. The Medicaid Drug Rebate Program requires pharmaceutical manufacturers to enter into and have in effect a national rebate agreement with the U.S. Department of Health and Human Services, or HHS, Secretary as a condition for states to receive federal matching funds for the manufacturer’s outpatient drugs furnished to Medicaid patients. The ACA made several changes to the Medicaid Drug Rebate Program, including increasing pharmaceutical manufacturers’ rebate liability by raising the minimum basic Medicaid rebate on most branded prescription drugs from 15.1% of average manufacturer price, or AMP, to 23.1% of AMP and adding a rebate calculation for “line extensions” (i.e. new formulations, such as extended release formulations) of solid oral dosage forms of branded products, as well as potentially impacting their rebate liability by modifying the statutory definition of AMP. The ACA also expanded the universe of Medicaid utilization subject to drug rebates by requiring pharmaceutical manufacturers to pay rebates on Medicaid managed care utilization and by enlarging the population potentially eligible for Medicaid drug benefits. Additionally, for a drug product to receive federal reimbursement under the Medicaid or Medicare Part B programs or to be sold directly to U.S. government agencies, the manufacturer must extend discounts to entities eligible to participate in the 340B drug pricing program. The required 340B discount on a given product is calculated based on the AMP and Medicaid rebate amounts reported by the manufacturer.
Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the ACA have passed.
Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, effective April 1, 2013, which, due to subsequent legislative amendments, will stay in effect through 2032 unless additional congressional action is taken. The American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on customers for our drugs, if approved, and accordingly, our financial operations.

Additionally, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drug products. In August 2022, Congress passed the Inflation Reduction Act of 2022 (IRA), which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. Various stakeholders, including pharmaceutical companies and the Pharmaceutical Research and Manufacturers of America, have initiated lawsuits against the federal government asserting that the price negotiation provisions of the IRA are unconstitutional. Further, the current administration has issued executive orders focused on decreasing prescription drug prices, including directing the Secretary of HHS to establish a mechanism through which American patients can buy drugs directly from manufacturers who sell at a most-favored-nation price and directing the U.S. Trade Representative and Secretary of Commerce to take action to ensure foreign countries are not engaged in practices that purposefully and unfairly undercut market prices and drive price hikes in the U.S. In November 2025, CMS announced a voluntary initiative called the GENEROUS Model (GENErating cost Reductions for U.S. Medicaid Model) to introduce the option of most-favored-nation pricing to the Medicaid program, whereby a drug manufacturer may voluntarily offer supplemental rebates to participating state Medicaid programs for a manufacturer’s covered outpatient drugs. Government agreements with pharmaceutical companies and other measures that use most-favored-nation pricing targets for prescription drugs or that increase generic and biosimilar drug entry sooner than expected can have a material adverse effect on our industry, ability to set adequate pricing for new drugs to recover R&D costs, ability to attract potential investors and potential buyers in the future, or the pricing of our approved product in the U.S. and in foreign countries. The impact of these legislative, executive, and administrative actions and any future healthcare measures and agency rules implemented by the current administration on us and the pharmaceutical industry as a whole is unclear. Similarly, at the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.
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

We have incurred net losses in each year since our inception. We had an accumulated deficit of $2.1 billion as of December 31, 2025. Substantially all of our operating losses have resulted from costs incurred in connection with research and development efforts, including clinical studies, and from general and administrative costs associated with our operations. We expect our operating expenses to increase as we continue to invest in research and development efforts and the commencement and continuation of clinical trials of our existing and future drug candidates. We also continue to incur additional costs associated with operating as a public company. As a result, we expect to continue to incur substantial operating losses for the foreseeable future. Our prior losses, combined with expected future losses, have had, and will continue to have, an adverse effect on our stockholders’ deficit and working capital. Because of the numerous risks and uncertainties associated with developing pharmaceutical products and new technologies, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

We will need to raise substantial additional funding. If we are unable to raise capital when needed, we would be forced to delay, reduce, or eliminate at least some of our product development programs, business development plans, strategic investments, and potential commercialization efforts, and to possibly cease operations.

Our mission, decoding biology to radically improve lives, is broad, expensive to achieve, and will require substantial additional capital in the future. We have programs throughout the stages of development including clinical, preclinical, late discovery and early discovery. We expect to incur additional losses in connection with our ongoing activities as we continue the research and development of, initiate clinical trials of, and potentially seek marketing approval for, our current drug candidates, and as we add to our pipeline what we believe will be an accelerating number of additional programs. Preclinical and clinical testing is expensive and can take many years, so we will need supplemental funding to complete these undertakings. If our drug candidates are eventually approved by regulators, we will require significant additional funding in order to launch and commercialize our products.

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

Until such time, if ever, as we can generate substantial revenues, we expect to finance our cash needs potentially through a combination of private and public equity offerings and debt financings, as well as strategic collaborations, partnerships, and licensing arrangements. We do not have any committed external source of funds other than amounts payable by Takeda Pharmaceutical Company Limited (Takeda), by Bayer AG (Bayer) by Genentech, Inc. and F. Hoffmann-La Roche Ltd (together, Roche and Genentech), Merck KGaA, Darmstadt, Germany (Merck), Sanofi S.A. (Sanofi), and a limited number of other collaborators with respect to which Recursion has a contractual relationship as a result of the business combination with Exscientia, pursuant to the collaboration agreements. Disruptions in the financial markets in general, including due to potential pandemics, U.S. debt ceiling and budget deficit concerns, and geo-political issues may make equity and debt financing more difficult to obtain. In addition, entry into certain transactions with foreign entities may be subject to government regulations, including review related to foreign direct investment by U.S. or foreign government entities, as well as certain outbound investments. If a transaction with a foreign entity were subject to regulatory review, such regulatory review might limit our ability to enter into the desired strategic alliance and thus our ability to carry out our long-term business strategy. We cannot be certain that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. If we are unable to raise additional funds through equity or debt financings, or strategic collaborations or similar arrangements, on a timely basis and satisfactory terms, we may be required to significantly curtail, delay, or discontinue one or more of our research and development programs or the future commercialization of any drug candidate, or we may be unable to expand our operations or otherwise capitalize on our business opportunities as desired. Any of these circumstances could materially and adversely affect our business and results of operations and may cause us to cease operations.

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

For example, we have from time to time raised capital through the issuance of shares of Class A common stock in public offerings, private placements, and “at-the-market” offerings and may do so in the future. In February 2026, we entered into a sales agreement for an at-the-market offering for the sale of up to $300 million in Class A common stock (see “Part II - Item 9B - Other Information” for further details). In addition to capital raising issuances, in connection with the acquisitions of Cyclica Inc. (Cyclica) and Valence Discovery Inc. (Valence) in May 2023, we issued 12.4 million shares of our Class A common stock or securities convertible or exchangeable into Class A common stock; in November 2024, we issued approximately 102.1 million shares of our Class A common stock in connection with our business combination with Exscientia plc (Exscientia); and in July and August 2025 we issued an aggregate of 3.9 million shares of our Class A common stock in connection with our purchase of RallyBio Corporation’s 50% membership interest in the ENPP1 joint venture, RE Ventures I, LLC. We have also issued shares of our Class A common stock to Tempus AI, Inc. (formerly known as Tempus Labs, Inc.) (Tempus) in payment for license fees under the terms of that certain Master Agreement entered into by and between us and Tempus (the Tempus Agreement)—including 7.1 million shares in November 2025, 3.5 million shares in December 2024, and 3.2 million shares in December 2023—and may issue additional shares in the future under the Tempus Agreement. Issuances of a substantial number of shares of our outstanding Class A common stock in the public market could occur at any time. These issuances, or the perception in the market that the holders of a large number of shares of our Class A common stock intend to sell shares, could reduce the market price of our Class A common stock.

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

Our product development programs and the potential commercialization of our drug candidates will require substantial additional cash to fund expenses. To date our operating revenue has primarily been generated through funded research and development agreements with Roche and Genentech, Takeda, and Bayer. For example, in December 2021, we entered into a Collaboration and License Agreement with Roche and Genentech (the Roche and Genentech Agreement) for discovery of small molecule drug candidates with the potential to treat key areas of neuroscience and an oncology indication, under which we received a non-refundable upfront payment of $150.0 million in January 2022, an option fee for a single molecule validation program in oncology of $3M in October 2023, an acceptance fee for our first neuroscience phenomap of $30 million in September 2024, and an acceptance of $30 million for a Microglia Map in October 2025. These collaborations cover a large number of programs under contract and, therefore, represent a large portion of potential downstream value. We intend to seek additional strategic collaborations, partnerships, and licensing arrangements with pharmaceutical and biotechnology companies. In the near term, the value of our company will depend in part on the number and quality of the collaborations and similar arrangements that we negotiate. Whether we reach a definitive agreement for a collaboration will depend, among other things, on our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration, and the potential collaborator’s evaluation of a number of factors. Those factors may include, among others, (i) our technologies and capabilities; (ii) our intellectual property position with respect to the subject drug candidate; (iii) the design or results of clinical trials; (iv) the likelihood of approval by the FDA and similar regulatory authorities outside the U.S.; (v) the potential market for the subject drug candidate; (vi) potential competing products; and (vii) industry and market conditions generally. In addition, the significant number of business combinations among large pharmaceutical companies has reduced the number of potential future collaborators with whom we can partner.

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

Our ability to become profitable depends upon our ability to generate substantial revenue in an amount necessary to offset our expenses. As of December 31, 2025, we have not generated any revenue from our drug candidates or technologies, other than limited grant revenues, as well as payments under collaboration agreements. We expect to continue to derive most of our revenue in the near future from collaborations. We do not expect to generate significant revenue unless and until we progress our drug candidates through clinical trials and obtain marketing approval of, and begin to sell, one or more of our drug candidates, or we otherwise receive substantial licensing or other payments under our collaborations. Even if we obtain market approval for our drug candidates, one or more of them may not achieve commercial success.

Commercialization of our drug candidates depends on a number of factors, including but not limited to our ability to:

•successfully complete preclinical studies;
•obtain approval of Investigational New Drug (IND) applications by the FDA and similar regulatory approvals outside the U.S., allowing us to commence clinical trials;
•successfully enroll subjects in, and complete, clinical trials;
•receive regulatory approvals from other applicable regulatory authorities;
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
•obtain and maintain coverage of and adequate reimbursement for our drug products, if and when approved, by medical insurance providers; and
•demonstrate an acceptable efficacy and safety profile for drug products, obtain an NDA (New Drug Approval), and demonstrate continued acceptable profile post marketing approval.

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

We have several clinical-stage drug candidates and we anticipate filing IND applications with the FDA or other regulators for Phase 1, Phase 2, or Phase 3 studies, as applicable, for these drug candidates. We may not be able to file such INDs, or INDs for any other drug candidates, and begin such studies, on the timelines we expect, if at all, and any such delays could impact any additional product development timelines. Moreover, we cannot be sure that submission of an IND will result in the FDA or other regulators allowing further clinical trials to begin or that, once begun, issues will not arise that require us to suspend or terminate these trials. For example, prior to the business combination with Recursion, Exscientia stopped the Phase 1/2 clinical trial of EXS21546 after receiving information demonstrating that the drug candidate was not sufficiently promising to justify further clinical development. Commencing each of these clinical trials is subject to finalizing the trial design based on discussions with the FDA and other regulatory authorities. The requirements imposed by these regulatory authorities, or their governing statutes, could change at any time, which may result in stricter approval conditions than we currently expect and/or necessitate completion of additional or longer clinical trials. Successful completion of our clinical trials is a prerequisite to submitting NDAs to the FDA, as well as Marketing Authorization Applications (MAAs) to the European Medicines Agency (EMA) and the Medicines and Healthcare Products Regulatory Agency (MHRA) for each drug candidate and, consequently, to the ultimate approval and commercial marketing of each drug candidate. We do not know whether any of our future clinical trials will begin on time or be completed on schedule, if at all.

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

We have conducted and are currently conducting clinical trials outside the United States, including in Canada, the United Kingdom, Belgium, and Spain, and may in the future choose to conduct additional clinical trials outside the United States in locations that may include Australia, Europe, Asia, or other jurisdictions. FDA acceptance of trial data from clinical trials conducted outside the United States requires that all of FDA’s clinical trial requirements be met. In addition, in cases where data from clinical trials conducted outside the United States are intended to serve as the sole basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the United States population and United States medical practice; (ii) the trials are performed by clinical investigators of recognized competence; and (iii) the data may be considered valid without the need for an on-site inspection by the FDA or, if the FDA considers such an inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical powering, must be met. Many foreign regulatory bodies have similar approval requirements, and such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any similar foreign regulatory authority will accept data from trials conducted outside of the United States or the applicable jurisdiction. If the FDA or any similar foreign regulatory authority does not accept such data, it would result in the need for additional trials, which would be costly and time-consuming and delay aspects of our business plan, and which may result in our drug candidates not receiving approval or clearance for commercialization in the applicable jurisdiction.

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

Research programs to pursue the development of our existing and planned drug candidates for additional indications, and to identify new drug candidates and disease targets, require substantial technical, financial, and human resources whether or not they are ultimately successful. For example, under the Roche and Genentech Agreement, we are collaborating with Roche and Genentech to develop various projects related to the discovery of small molecule drug candidates with the potential to treat “key areas” of neuroscience and an oncology indication. There can be no assurance that we will find potential targets using this approach, that the conditions targeted will be tractable, or that clinical trials will be successful. Our research programs may initially show promise in identifying potential indications and/or drug candidates, yet fail to yield results for clinical development for a number of reasons, including but not limited to the following:

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

Our drug candidates and the activities associated with their development and commercialization — including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale, distribution, import, and export — are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by comparable authorities in other countries. Before we can commercialize any of our drug candidates, we must obtain marketing approval. As of December 31, 2025, all of our drug candidates are in development, and we have not received approval to market any of our drug candidates from regulatory authorities in any jurisdiction. It is possible that our current and future drug candidates will never obtain regulatory and marketing approval.

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

From time to time we have made, and in the future are likely to make, public statements regarding the expected timing of certain milestones and key events, such as the commencement and completion of preclinical and clinical studies in our internal drug discovery programs as well as developments and milestones under our collaborations. Our collaborators, such as Roche and Genentech, have also made public statements regarding expectations for the development of programs under collaborations with us and may in the future make additional statements about their goals and expectations for collaborations with us. The actual timing of these events can vary dramatically due to a number of factors, such as (i) delays or failures in our, or our current and future collaborators’, drug discovery and development programs; (ii) the amount of time, effort, and resources committed by us and our current and future collaborators; and (iii) the numerous uncertainties inherent in the development of drugs. As a result, there can be no assurance that our, or our current and future collaborators’, programs will advance or be completed in the time frames we or they announce or expect. If we or any collaborators fail to achieve one or more of these milestones or other key events as planned and announced, our business and reputation could be materially adversely affected.

RISKS RELATED TO OUR PLATFORM AND DATA

We have invested, and expect to continue to invest, in research and development efforts to further enhance our drug discovery platform, which is central to our mission. If the return on these investments is lower or develops more slowly than we expect, our business and operating results may suffer.

Our drug discovery platform is central to our mission to decode biology by integrating technological innovations across biology, chemistry, automation, data science, and engineering. The platform includes the Recursion Operating System, which combines an advanced infrastructure layer to generate proprietary biological and chemical datasets, a suite of custom software, algorithms, AI models, AI agents, and machine learning tools. Our platform depends upon the continuous, effective, and reliable operation of our software, hardware, databases, and related tools and functions, as well as the integrity of our data. Our ability to develop drug candidates and increase revenue depends in large part on our ability to enhance and improve our platform. The success of any enhancement to our platform depends on several factors, including (i) innovation in hardware solutions; (ii) increased computational storage and processing capacity; (iii) development of more advanced algorithms; and (iv) generation of additional biological and chemical data, such as that which is necessary to our ability to identify important and emerging use cases and quickly develop new and effective innovations to address those use cases.

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

With respect to cyber-attacks, the techniques used by cyber criminals change frequently, may not be recognized until launched, and can originate from a wide variety of sources, including outside groups and individuals with a range of motives (including industrial espionage) and expertise, such as organized crime affiliates, terrorist organizations, or hostile foreign governments or agencies. These risks may be heightened in connection with geopolitical events such as the conflict between Russia and Ukraine. Sophisticated cyber attackers (including foreign adversaries engaged in industrial espionage) are skilled at adapting to existing security technology and developing new methods (including leveraging AI) of gaining access to organizations’ sensitive business data, which could result in the loss of sensitive information, including trade secrets. Further, severe ransomware attacks are becoming increasingly prevalent and can lead to significant interruptions in our operations, ability to provide our products or services, loss of sensitive data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments.

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

We may experience cyber-attacks, security breaches and other incidents, and other system failures, errors, or outages, although to our knowledge we have not experienced any material interruption or incident as of December 31, 2025. The loss, corruption, unavailability of, or damage to our data would interfere with and undermine the insights we draw from our platform and could impair the integrity of our clinical trial data, leading to regulatory delays or the inability to get our drug candidates approved. If we do not accurately predict and identify our infrastructure requirements and failures and timely enhance our infrastructure, or if our remediation efforts are not successful, it could result in a material disruption of our business operations and development programs, including the loss or unavailability of, damage to, or unauthorized acquisition, disclosure, use, or other processing of our trade secrets, individuals’ personal information, or other proprietary or sensitive data. A security breach or other incident that leads to unauthorized acquisition, disclosure, or other processing of our intellectual property or other proprietary information could also affect our intellectual property rights and enable competitors to compete with us more effectively. Likewise, as we rely on third parties for the manufacture of our drug candidates and to conduct clinical trials, similar events relating to their systems and operations could also have a material adverse effect on our business and lead to regulatory agency actions.

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

Our facilities in Salt Lake City, Utah and Milton Park, United Kingdom have not been reviewed or pre-approved by any regulatory agency, such as the FDA. An inspection by the FDA could disrupt our ability to generate data and develop drug candidates. Our laboratory facilities are designed to incorporate a significant level of automation of equipment, with integration of several digital systems to improve efficiency of research operations. We have attempted to achieve a high level of digitization for a research operation relative to industry standards. While this is meant to improve operational efficiency, this may pose additional risk of equipment malfunction and even overall system failure or shutdown due to internal or external factors including, but not limited to, design issues, system compatibility, or potential security breaches or other incidents. This may lead to delay in potential drug candidate identification or a shutdown of our facility. Any disruption in our data generation capabilities could cause delays in advancing new drug candidates into our pipeline, advancing existing programs, or enhancing the capabilities of our platform, including expanding our data, the occurrence of which could have a material adverse effect on our business, financial condition, results of operations, and prospects.

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

Our current operations are located in Salt Lake City, Utah; New York City, New York; London and Milton Park, United Kingdom; and Montreal, Canada. A natural disaster or other serious unplanned event, such as flood, fire, explosion, earthquake, extreme weather condition, pandemic (including COVID-19), power shortage, telecommunications failure, global political instability, warfare, or man-made incident, could result in us being unable to fully utilize our facilities, delays in the development of our drug candidates, interruption of our business operations, or unexpected increased costs, which may have a material and adverse effect on our business. Our collaboration partners, as well as suppliers to us or our collaboration partners, and our third-party service providers and vendors, are similarly subject to some or all of these events. If a natural disaster, power outage, or other event occurs that (i) prevents us from using all or a significant portion of our headquarters or our datacenters; (ii) damages critical infrastructure or our equipment, such as our research facilities or the manufacturing facilities of our third-party contract manufacturers; or (iii) otherwise significantly disrupts operations, it may be difficult, or in certain cases impossible, for us to continue our business for a substantial period of time.

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

New income, sales, use or other tax laws or regulations could be enacted at any time, which could affect our tax profile and our business and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, the Tax Cuts and Jobs Act of 2017 (TCJA) eliminated the option to deduct research and development expenditures currently and requires taxpayers to capitalize and amortize them over five or fifteen years pursuant to Code Section 174, beginning in 2022. In July 2025, the “One Big Beautiful Bill Act” (OBBA) was signed into law, which suspended the research and development amortization requirement of TCJA with respect to domestic expenses, permitting the full deduction of domestic research and development expenses in the year they are incurred for tax years 2025 through 2029. Further, the Inflation Reduction Act of 2022 (IRA), among other changes, imposes a one-percent excise tax on stock repurchases made on or after January 1, 2023. Any further changes in tax laws or regulations that are applied adversely to us could have a material adverse effect on our business, cash flow, financial condition or results of operations.

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

We currently rely, and expect to continue to rely, on third parties to conduct some aspects of research and preclinical testing and clinical trials. The third parties include CROs, clinical data management organizations, contract laboratories, medical institutions, and principal investigators. Any of these third parties may fail to fulfill their contractual obligations, including by not meeting deadlines for the completion of research, testing, or trials, or we or they may terminate their engagements with us. If any of our relationships with these third parties terminate, we may not be able to enter into arrangements with alternative third parties on commercially reasonable terms, or at all. If we need to enter into alternative arrangements, such negotiations could delay product development activities. Termination of or limitations on our relationships with foreign third parties can also occur if U.S. legislation, sanctions, trade restrictions, or other U.S. and foreign regulatory requirements, prohibitions or restrictions, limit or prevent our ability to enter into arrangements with such foreign third parties. For example, we currently rely on foreign CROs and CDMOs, including an affiliate/subsidiary of WuXi AppTec Co., Ltd. (WuXi AppTec) in China that has been listed as a biotechnology company “of concern” in proposed U.S. legislation known as the BIOSECURE Act. While the BIOSECURE Act as currently proposed would restrict purchasing of services or products from WuXi AppTec and other companies of concern in China, in its most recent form it would only impact U.S. companies that contract with or receive funding from the U.S. government, which means that our company may not be directly impacted by such legislation. As another example, the Department of Justice recently issued a final rule which took effect in April 2025 that places limitations, and in some cases prohibitions, on certain transfers of sensitive personal data to business partners located in China or with other specified links to China (and other designated countries). These rules also may broadly require us to extract promises from other third-party service providers that they will not transfer data we share with them onward to parties linked to countries of concern. These and other future further regulations, legislation, sanctions, or restrictions could adversely impact our current or future third-party arrangements with companies such as WuXi AppTec, which in turn could delay or impact clinical trials, add expenses or unforeseen burdens to the process of contracting with service providers, and consequently could delay or obstruct successful commercialization of our drug candidates or reduce our profitability.

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

Our current patent portfolio contains a limited number of patents and patent applications, some of which are in-licensed from third parties, related to our drug product candidates and methods of their use. While we license composition of matter patents for REC-4881 and REC-2282, we expect these patents to expire prior to commercial launch. We cannot be certain that any non-provisional patent applications we or our licensors may file will result in issued patent claims covering the composition of matter of REC-994, REC-2282, REC-4881, REC-3964, REC-617, REC-1245, REC-3565, REC-102, or REC-4539.

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

These and similar issues may arise with respect to our collaboration agreements, such as the Bayer Agreement and the Roche and Genentech Agreement. The Bayer Agreement, the Roche and Genentech Agreement, the Merck Agreement, and the Sanofi Agreement are some of our key collaborations, and there is no assurance that these collaborations will continue past their current terms, on favorable terms or at all, or that at any time while the collaborations are in effect the parties will operate under the agreements without disputes.

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

We have not conducted, managed or completed large-scale or pivotal clinical trials nor managed the regulatory approval process with the FDA or any other regulatory authority. The time required to obtain approvals from the FDA and other regulatory authorities is unpredictable and requires successful completion of extensive clinical trials which typically takes many years, depending upon the type, complexity and novelty of the product candidate. The standards that the FDA and its foreign counterparts use when evaluating clinical trial data can, and often does, change during drug development, which makes it difficult to predict with any certainty how they will be applied. We may also encounter unexpected delays or increased costs due to new government regulations, including future legislation or administrative action, or changes in FDA policy during the period of drug development, clinical trials and FDA regulatory review. The FDA’s decision to release “real-time” newly issued Complete Response Letter associated with withdrawn or abandoned applications, if applicable to any of our product candidates, can materially impact our business and competitive advantage. Further, future government shutdowns or other lapses in government funding could delay or otherwise interfere with obtaining regulatory approval for our clinical trials or product candidates.
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

Tariffs could also have a material impact on our product costs and decrease our ability to sell our products and services to existing or potential customers as well as harm our ability to compete internationally. Recent escalations in tariffs imposed by the United States on imports from its trading partners, retaliatory actions taken by affected countries, as well as uncertainties concerning further changes in tariff and non-tariff trade policies, particularly regarding those between the United States, Mexico, and Canada, and the between the United States and China, have been significant. The U.S. government has implemented additional broad tariffs on the import of most items from virtually all U.S. trading partners and has imposed particularly significant tariffs on imports from China. China responded by imposing significant tariffs on a variety of items imported from the United States, implementing new export controls on certain commodities, and imposing trade restrictions targeting particular U.S. companies. These tariffs could materially and adversely affect our ability to compete internationally. The future of these tariffs, as well as the possibility for new tariffs, remains very uncertain. Other causes of uncertainty include the effects of new tariffs implemented by the United States on imports from Mexico and Canada that do not qualify for duty-free treatment under the U.S.-Mexico-Canada Agreement. The macroeconomic effect of any such tariffs on major trading partners, including China, Mexico, Canada, and other countries could be significant, and our business and financial results could be negatively affected as a result.

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
Moreover, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. For example, the American Rescue Plan Act of 2021 eliminated the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than it receives on the sale of products, which could have a material impact on our business. In August 2022, Congress passed the Inflation Reduction Act of 2022 (IRA), which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single-source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. Various industry stakeholders, including various pharmaceutical companies and the Pharmaceutical Research and Manufacturers of America, have initiated lawsuits against the federal government asserting that the price negotiation provisions of the IRA are unconstitutional. Further, uncertainties created by the IRA, including its long-term impact on drug pricing, may negatively impact investments, company valuation, royalty-based earnings, mergers, and acquisitions in the industry. The current administration has issued executive orders focused on decreasing prescription drug prices, including directing the Secretary of HHS to establish a mechanism through which American patients can buy drugs directly from manufacturers who sell at a most-favored-nation price and directing the U.S. Trade Representative and Secretary of Commerce to take action to ensure foreign countries are not engaged in practices that purposefully and unfairly undercut market prices and drive price hikes in the U.S. In November 2025, CMS announced a voluntary initiative called the GENEROUS Model (GENErating cost Reductions for U.S. Medicaid Model) to introduce the option of most-favored-nation pricing to the Medicaid program, whereby a drug manufacturer may voluntarily offer supplemental rebates to participating state Medicaid programs for a manufacturer’s covered outpatient drugs. Government agreements with pharmaceutical companies and other measures that use most-favored-nation pricing targets for prescription drugs or that increase generic and biosimilar drug entry sooner than expected can have a material adverse effect on our industry, ability to set adequate pricing for new drugs to recover R&D costs, ability to attract potential investors and potential buyers in the future, or the pricing of our approved product in the U.S. and in foreign countries. The impact of future legislative, executive, and administrative actions and agency rules implemented by the current administration on us and the pharmaceutical industry as a whole is unclear. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates if approved. Complying with any new legislation and regulatory changes could be time-intensive and expensive, resulting in a material adverse effect on our business, and expose us to greater liability.
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

The increasing number, complexity, and potential inconsistency of current and future laws and regulations relating to privacy, data protection, and cybersecurity in the U.S. and other countries make our compliance obligations more difficult and costly. This is particularly true with respect to healthcare data or other personal information acquired as a result of our research activities and clinical trials. More recently, the Department of Justice recently issued a final rule which took effect in April 2025 that places limitations, and in some cases prohibitions, on certain transfers of sensitive personal data to data to business partners located in China or with other specified links to China (and other designated countries). These rules also may broadly require us to extract promises from other third-party service providers that they will not transfer data we share with them onward to parties linked to countries of concern. If we fail to comply with applicable laws, regulations, or other actual or asserted obligations relating to privacy, data protection or cybersecurity, or experience a security breach or incident – or if a third party with whom we share personal information or who processes such information for us fails to comply with applicable actual or asserted obligations or experiences a security breach or incident – or if any of these is reported or perceived to have occurred, it could lead to government investigations, enforcement actions, and other proceedings, as well as civil claims and litigation against us. We could incur substantial costs to defend against any such claims or proceedings and may also be held liable for significant fines, penalties, and monetary judgments. Any of the foregoing could have a material adverse effect on our business, results of operations, reputation, and prospects, including but not limited to: loss of customers; interruptions or stoppages in our business operations (including clinical trials); interruptions or stoppages of data collection needed to train our algorithms; inability to process personal data or to operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or substantial changes to our business model or operations.

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

RISKS RELATED TO EMPLOYEE MATTERS AND MANAGING GROWTH

Our future success depends on our ability to retain key executives and experienced scientists or technologists, and to attract, retain, and motivate qualified personnel.

We are highly dependent on the research and development, clinical, and business development expertise of our executive, management, scientific, technological, and clinical teams. Although we have entered into employment agreements with our executive officers, certain officers have, and any of them may in the future terminate their employment with us at any time or may not be able to perform the services we need in the future. The loss of the services of any of our executive officers, other key employees or qualified consultants could impede the achievement of our research, development and commercialization or other business objectives in our drug discovery business or harm our ability to successfully implement our business strategy. Replacing any executive officers and key employees may be difficult and may take an extended period of time because of the limited number of individuals with the breadth of skills and experience required to successfully develop, gain regulatory approval of, and commercialize products in the life sciences industry. In addition, our consultants and advisors may have commitments or non-competition obligations under consulting or advisory contracts with other entities that may limit their availability to us.

Recruiting and retaining qualified scientific, clinical, manufacturing, and sales and marketing personnel is also critical to our success. For example, we rely on our employees to help operate and repair our equipment, and on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategies. Because of the specialized scientific nature of our business, we are highly dependent upon attracting and retaining qualified scientific, technical, and managerial personnel. While we strive to reduce the impact of the potential loss of existing employees by having an established organizational talent review process that identifies successors and potential talent needs, there is still significant competition for qualified personnel in the pharmaceutical, biotechnology fields and technology fields. Therefore, we may not be able to attract and retain the qualified personnel necessary for the continued development of our business. The loss of the services of existing personnel, as well as the failure to recruit and train additional key scientific, technical, and managerial personnel in a timely manner, could harm our business, results of operations, financial condition, and prospects. We may also experience difficulties recruiting scientific and clinical personnel from universities and research institutions.

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

We currently have operations in the United States (Salt Lake City and New York), The United Kingdom (London and Milton Park) and Canada (Montreal). While these locations are in or near major biotechnology and technology hubs, we face intense competition in these markets for talent. In addition, many of the other pharmaceutical, biotechnology or technology companies that we compete against for qualified personnel have greater financial and other resources, different risk profiles, and a longer history in the industry than we do. They also may provide more diverse opportunities, better chances for career advancement and more attractive compensation packages. If we are unable to compete effectively in these specific geographic markets or if we are unable to recruit personnel willing to relocate to them, our ability to hire qualified personnel will be limited.

If we are unable to hire, retain, and motivate highly qualified senior executives and personnel, the rate and success with which we can discover and develop drug candidates, our ability to pursue our growth strategy, and our business may be adversely impacted.

If we achieve success in our clinical trials, we would need to scale our operations to support commercialization, and we may encounter difficulties in managing this growth.

While we do not anticipate significant growth in our workforce or the scope of our operations in the near-term, our long-term strategy depends on the successful development and subsequent commercialization of our product candidates. If we achieve positive clinical results, we expect to experience a period of rapid scaling to build the necessary development, regulatory, sales, marketing, and distribution capabilities. To manage this future growth, we must continue to improve our managerial, operational, and financial systems. Shifting from a research-focused organization to a commercial-stage company presents significant operational and cultural challenges. We may not be able to effectively manage this future expansion or recruit and train the additional qualified personnel required for commercialization. If we are unable to manage this long-term scaling effectively, our ability to generate revenue from our product candidates would be compromised.

To manage future growth, we must continue to implement and improve our managerial, operational, and financial systems; expand our facilities; and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

We may acquire additional businesses, products, form strategic alliances, or create joint ventures and we may not realize the benefits of such transactions.

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

We have recently undertaken a cost reduction plan and may do so again in the future. The assumptions underlying these activities may prove to be inaccurate, or we may fail to achieve the expected benefits therefrom.

As part of our strategic positioning to reduce costs and adapt to regulatory policy uncertainty, we announced in June 2025 a cost reduction plan to promote the long-term sustainability and scalability of the Company. As part of this plan, we have reduced our workforce. This reduction in force, and any other future reductions, and the attrition that may occur following them, result in the loss of institutional knowledge and expertise and the reallocation and combination of certain roles and responsibilities across the organization, all of which could adversely affect our operations. These actions and other additional measures we might take to reduce costs could strain our workforce, divert management attention, yield attrition beyond our intended reduction in force, reduce employee morale, cause us to delay, limit, reduce or eliminate certain development plans or otherwise interfere with our ability to operate and grow our business effectively, each of which could have an adverse impact on our business, operating results and financial condition. We may not complete the current or any cost reduction plan and reorganization on the anticipated timetable, and even if successfully completed, we may not achieve the anticipated cost savings, operating efficiencies or other benefits of such activities.

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

Our Class A common stock, the class of our common stock listed on The Nasdaq Stock Market, has one vote per share, and our Class B common stock has 10 votes per share. As of December 31, 2025, Dr. Gibson, our former CEO and Chair of the board of directors, and his affiliates held 159,341 shares of our Class A common stock and all of the issued and outstanding shares of our Class B common stock, representing approximately 9.6% of the voting power of our outstanding capital stock, which voting power may increase over time as Dr. Gibson exercises or vests in equity awards. If all such equity awards held by Dr. Gibson had been exercised or vested and exchanged for shares of Class B common stock as of December 31, 2025, Dr. Gibson and his affiliates would hold approximately 10.8% of the voting power of our outstanding capital stock.

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

Future transfers by the holders of Class B common stock will generally result in those shares automatically converting into shares of Class A common stock, subject to limited exceptions, such as certain transfers for estate planning. Transfers or exchanges of shares of Class B common stock may result in the issuance of additional shares of Class A common stock and such issuances will be dilutive to holders of our Class A common stock. In addition, each share of Class B common stock will convert automatically into one share of Class A common stock upon the earliest of (i) April 16, 2028; (ii) the date specified by written consent or agreement of the holders of 66 2/3% of our then outstanding shares of Class B common stock; (iii) nine months after Dr. Gibson ceases to hold any positions as an officer or director with the Company; or (iv) nine months after the death or disability of Dr. Gibson. We refer to the date on which such final conversion of all outstanding shares of Class B common stock pursuant to the terms of amended and restated certificate of incorporation occurs as the Final Conversion Date.

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant influence over matters subject to stockholder approval.

As of December 31, 2025, our executive officers, directors, holders of 5% or more of our capital stock, and their respective affiliates, including Dr. Gibson and his affiliates, beneficially owned shares representing more than 20.2% of our voting power. These stockholders, acting together, may be able to impact matters requiring stockholder approval, including the elections of directors; amendments of our organizational documents; and approval of any merger, sale of all or substantially all of our assets, or other major corporate transaction. This beneficial ownership concentration may also have the effect of deterring, delaying, or preventing unsolicited acquisition proposals or offers for our capital stock that other stockholders may feel are in their best interest. The interests of this group of stockholders may not always coincide with each other’s interests or the interests of other stockholders, and this group may act in a manner that advances its best interests and not necessarily those of other stockholders generally, including seeking a premium value for their Class A common stock, which might therefore affect the market price for our Class A common stock.

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

We have, and may in the future, issue additional securities in connection with any financings, investments, or acquisitions, and the number of shares issued could constitute a material portion of our then-outstanding common stock. For example, we issued shares of Class A common stock in private placement financings in October 2022 and July 2023; in an underwritten public offering in June 2024; and from time-to-time in “at-the-market” offerings, including in February 2026 when we entered into a sales agreement for an at-the-market offering for the sale of up to $300 million in Class A common stock (see “Part II - Item 9B - Other Information” for further details). In addition to capital raising issuances, in connection with the acquisitions of Cyclica and Valence in May 2023, we issued 12.4 million shares of our Class A common stock or securities convertible or exchangeable into Class A common stock; in November 2024, we issued approximately 102.1 million shares of our Class A common stock in connection with our business combination with Exscientia; and in July and August 2025 we issued an aggregate of 3.9 million shares of our Class A common stock in connection with our purchase of RallyBio Corporation’s 50% membership interest in the ENPP1 joint venture, RE Ventures I, LLC. We have also issued an aggregate of 13.8 million shares of our Class A common stock to Tempus in payment for license fees under the terms of the Tempus Agreement and may issue additional shares in the future under the Tempus Agreement.

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

The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we will file or submit with the SEC is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports we will file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officers to allow timely decisions regarding required disclosure. We are also continuing to improve our internal control over financial reporting. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related costs and significant management oversight.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act, we are required to furnish a report by our management on our internal control over financial reporting. This assessment must include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. If we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control over financial reporting is effective. For example, in connection with the audit of our consolidated financial statements as of and for the year ended December 31, 2023, our management and auditors identified a material weakness related to the Company’s processes to estimate costs used to calculate revenue related to its revenue license agreement, which was remediated as of December 31, 2025. Further, in connection with the business combination with Exscientia, material weaknesses related to internal controls over financial reporting were identified related to ineffective process and controls, which resulted in an immaterial misstatement to unearned revenue and unearned revenue, non-current in our consolidated financial statements as of and for the year ended December 31, 2024, which remain unremediated as of December 31, 2025 (see “Part II - Item 9A - Controls and Procedures” for further details). If we fail to maintain effective internal controls, we may be unable to produce timely and accurate financial statements, and we may conclude that our internal control over financial reporting is not effective, which could adversely impact our investors’ confidence and our stock price. We cannot assure you that we will be able to remediate such material weaknesses or that there will not be material weaknesses or significant deficiencies in our internal control over financial reporting in the future.

Any failure to maintain effective disclosure controls and procedures and internal control over financial reporting could severely inhibit our ability to accurately report our financial condition, or results of operations. If at any time we are unable to conclude that our disclosure controls and procedures and internal control over financial reporting are effective, or if our independent registered public accounting firm determines we have a material weakness or significant deficiency in our internal control over financial reporting, or if we are unable to remediate any existing weaknesses or deficiencies in a timely manner or at all, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of shares of our Class A common stock could decline, and we could be subject to sanctions or investigations by the Nasdaq Stock Market, the SEC, or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

We have identified material weaknesses in our internal control over financial reporting. If we are unable to remediate these material weaknesses, or if we identify additional material weakness in the future or otherwise fail to maintain effective internal controls, we may be unable to produce timely and accurate financial statements, which could adversely impact our investors’ confidence and our stock price.

In connection with the business combination with Exscientia, material weaknesses related to internal controls over financial reporting were identified related to ineffective process and controls, which resulted in an immaterial misstatement to unearned revenue and unearned revenue, non-current in our consolidated financial statements as of and for the year ended December 31, 2024, which remain unremediated as of December 31, 2025 (see “Part II - Item 9A - Controls and Procedures” for further details). A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

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

Risk Identification and Assessment

As part of our overall risk management system, we have a dedicated InfoSec team to oversee management’s process for effectively monitoring and mitigating risk. The InfoSec team regularly reviews threat intelligence from various sources, including third-party InfoSec firms, assesses the applicability of known threats and threat actor behavior and tactics to the Company, and the impact to the Company. The InfoSec team then evaluates potentially appropriate administrative, technical, and physical controls to mitigate and reduce these risks within the appropriate business context and applies such controls where appropriate. We also have implemented a process to identify and mitigate risks from cybersecurity threats related to our use of third-party service providers.

These mitigation measures are detailed in the Company’s InfoSec Roadmap. Progress against this Roadmap and potential incidents are reviewed with management and the Company’s Audit Committee.

Risk Assurance

Our InfoSec team tests relevant controls and maintains industry standard SOC2 attestations, including reports prepared by an independent AICPA-accredited auditor.

We also run regular cybersecurity exercises, such as red team, to test the effectiveness of our controls. We use the results of these exercises to identify, evaluate, and prioritize potential areas of improvement through the InfoSec Roadmap.

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

Given the importance of information security to our stakeholders, our Audit Committee (Board of Directors) receives regular updates from our CISO on cybersecurity-related matters, including the status of projects to strengthen our security systems and to improve our cyber threat readiness.

Item 2. Properties.

Recursion’s corporate headquarters are located at 41 S Rio Grande Street, Salt Lake City, Utah 84101 where we lease 99,172 square feet of office, dry and wet laboratory space. The laboratories include both traditional and automated laboratories for drug research. The current term of our lease expires in May, 2028. We have entered into a lease for an additional 103,634 square feet of office, research and laboratory space adjacent to our corporate headquarters under a lease that expires in May, 2032.

Recursion’s New York City office is located at 66 Hudson Boulevard E, New York, NY 10001, where we lease 11,655 square feet of office with a term that expires December, 2028.

Recursion’s United Kingdom operations are headquartered at 3 Pancras Sq, London N1C 4AG, UK where we lease 6,792 square feet of office space through January, 2029. In addition to our London office, we also have laboratory space in Milton Park, Oxfordshire, for our automation chemistry laboratory with approximately 20,151 square feet. The Milton Park lease expires in July, 2031.

In addition to US and UK presence, Recursion also has one lease in Montreal, Canada related to Valence Labs. Valence Labs leases an 8,367 square foot office and dry laboratory space located at 6666 Rue Saint-Urbain, Montreal CA H2S3H1 that expires in March, 2029.

We believe these facilities are adequate and suitable for our current needs and that, should it be needed, suitable additional or alternative space will be available to accommodate our operations.

Post business combination with Exscientia in November, 2024, Recursion has focused on strategically consolidating its workplace environments and leasehold interests, with an aim at optimizing our aforementioned core physical sites and recovering leasehold obligations at non-core sites.

In 2025, Recursion executed an assignment for the 36,362 square foot legacy Exscientia lab and office headquarters located in Oxford, Oxfordshire. Recursion also surrendered a 54,992 square foot laboratory and office space in Vienna, Austria as part of a larger strategic spinout with a previously acquired legacy Exscientia company. In the US, Recursion executed a sublease for a 9,662 square foot legacy Exscientia office in Boston, MA through January, 2030.

In 2026, Recursion will continue to focus efforts on consolidation for facilities we believe do not strategically further our operations or business needs. This includes facilities in the US, Canada and UK.

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

Stock performance graph

The following graph compares the cumulative total returns of Recursion, the Nasdaq Composite Index and the Nasdaq Biotechnology Index from our April 16, 2021 closing stock price (the date on which our common stock first began trading on the Nasdaq Global Select Market) through December 31, 2025. This graph assumes $100 was invested and the reinvestment of dividends, if any. The comparisons shown in the graph below are based upon historical data and are not necessarily indicative of future performance.

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

Stockholders

There were 87 stockholders of record of Recursion Class A common stock as of January 31, 2026. The actual number of stockholders of our Class A common stock is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

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

Recent sales of unregistered securities

(a) Sales of Unregistered Securities

Tempus Private Placement
In November 30, 2023, the Company entered into a Master Agreement (the “Tempus Agreement”) with Tempus pursuant to which Tempus will provide certain services and deliverables to the Company and/or license certain data to the Company. Pursuant to the Tempus Agreement, on November 24, 2025, the Company issued to Tempus an aggregate of 7.1 million shares of the Company’s Class A common Stock, (the “Tempus Shares”), in lieu of a cash payment of 32.0 million for the annual license fee owed to Tempus in exchange for the rights granted to the Company under the Tempus Agreement (the “Tempus Private Placement”). The sale was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. Pursuant to the terms of the Tempus Agreement, the Company subsequently filed a prospectus supplement to a registration statement (File No. 333-284878) pursuant to Rule 424(b) on November 26, 2025, to register the resale of the Tempus Shares by Tempus.

Stock Option Exercises
For the year ended December 31, 2025, we issued 75,200 shares of our Class A common stock to our employees, advisors and consultants upon the exercise of stock options under our Key Personnel Incentive Stock Plans for aggregate consideration of approximately $26 thousand, in reliance on the exemption provided by Rule 701(b)(2) promulgated under the Securities Act, or pursuant to Section 4(a)(2) under the Securities Act, relative to transactions by an issuer not involving any public offering, to the extent an exemption from such registration was required.

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

Overview

Recursion is a clinical-stage TechBio company with a mission to decode biology to radically improve lives. We have advanced a portfolio of differentiated internal programs and strategic partnerships that leverage our integrated drug discovery and development platform, the Recursion Operating System (OS). This platform provides end-to-end, AI-native capabilities that span from novel biological ideas through the clinic, integrating multimodal biological data generation, AI-powered small molecule synthesis, and AI-enabled clinical development. All of our technologies are designed to translate complex science into medicines that matter — faster, better, and at scale — for patients who are waiting.

Summary of Business Highlights: Driving a diversified pipeline powered by the end-to-end AI-native Recursion OS - wholly-owned and partnered programs

2025 Wholly Owned Pipeline Achievements: Advancing programs with strong therapeutic rationale, powered by the Recursion OS

•REC-4881 (MEK1/2): Provided the first clinical validation of the Recursion OS from a novel phenotypic insight, with positive preliminary efficacy results from the ongoing Phase 2 portion of the TUPELO study in FAP, a disease with no approved pharmacotherapies
◦REC-4881 (4 mg QD) achieved rapid clinical activity, with 75% of evaluable patients showing reductions in total polyp burden and a 43% median reduction after 12 weeks of treatment (n=12).
◦After 12 weeks off therapy (week 25 of the study), 82% of evaluable patients (9 of 11) maintained a durable reduction in total polyp burden, with a 53% median reduction observed from baseline.
◦REC-4881 (4 mg QD) has a safety profile consistent with MEK1/2 inhibition, with the majority of treatment-related adverse events being Grade 1 or 2, Grade 3 events occurring in 15.8% of the safety-evaluable patients, and no Grade ≥4 TRAEs reported to date. The most frequent TRAEs (at ≥10%) included dermatitis acneiform / rash and blood CPK increase.
•REC-617 (CDK7): A potential best-in-class CDK7 inhibitor optimized for improved therapeutic index using our AI-driven precision design platform and identified as lead candidate in under 11 months with 136 novel compounds synthesized, delivered further Phase 1/2 results in November 2025, demonstrating promising safety and preliminary efficacy signals. The program is currently advancing in ongoing Phase 1 combination studies in 2L+ platinum-resistant ovarian cancer (PROC) alongside Phase 2 monotherapy expansion.
•REC-7735 (PI3Kα H1047R): Recursion announced new preclinical efficacy data on REC-7735, a potential best-in-class PI3K⍺ H1047R inhibitor, precision designed with 242 compounds synthesized from first novel hit to REC-7735 in 10 months using the Recursion OS platform. Current pan-PI3K⍺ inhibitors lack selectivity over the wild-type protein, resulting in metabolic liabilities, including hyperglycemia, that often necessitate dose reductions in a significant portion of non diabetic patients and the exclusion entirely of diabetic patients from treatment. REC-7735 demonstrates >100-fold selectivity for the H1074R mutation over WT PI3K⍺ suggesting potential improved tolerability and is currently in IND-enabling studies.

Expected upcoming milestones across Recursion’s wholly-owned pipeline:

•REC-1245 (RBM39): Early Phase 1 safety and PK monotherapy data expected in 1H26
•REC-4881 (MEK1/2):
◦Initiate FDA engagement in 1H26 to align on a potential registration pathway for REC-4881, alongside ongoing dosing optimization and expansion of TUPELO to include patients aged 18+ to support a broader development strategy.
◦Additional Phase 1b/2 clinical data expected in 1H27
•REC-7735 (PI3Kα H1047R) and REC-102 (ENPP1): IND-enabling studies ongoing; data-driven go/no-go decision on Phase 1 initiation expected in 2H26
•REC-617 (CDK7): Early Phase 1 safety and PK combination data expected in 1H27
•REC-3565 (MALT1): Early Phase 1 safety and PK monotherapy data expected in 1H27

•REC-4539 (LSD1): Early Phase 1 safety and PK monotherapy data expected in 2H27

Advancing Partnered Discovery, with Over $500 Million in Milestone Payments Achieved to Date:

•Sanofi:
◦Advancing programs for complex targets: Recursion is using its platform to discover, design, and advance a joint portfolio of 5+ AI-driven novel small molecule programs across immunology and oncology. Recursion continues to design against challenging and diverse protein targets.
◦The collaboration has the potential for up to 15 AI-designed small molecule programs.
◦Milestone payments: Recursion has now received $134 million in upfront and progress-based milestones from this partnership to date.
•In the next 12-18 months, there is potential for additional near-term milestones as the first programs advance towards development candidates and earlier-stage programs progress.
◦Fifth progress-based milestone: In February 2026, Recursion achieved its fifth milestone across the collaboration, generating a $4M payment from Sanofi. This 5th milestone reflects a first-in-class Sanofi-partnered oncology program against a historically difficult and novel biological space.
▪Recursion's AI-driven design coupled with Recursion’s physics-based capabilities has produced selective, orally active lead series.

•Roche and Genentech:
◦Neuron Map: In partnership with Roche and Genentech, Recursion built the first whole-genome CRISPR knockout map generated from a subset of 1 trillion internally manufactured iPSC-derived neuronal cells ($30 million milestone payment, accepted in 2024). This proprietary dataset is being used in partnership with Roche and Genentech to identify potential new targets in neuroscience, a field which has historically suffered from limited new discoveries.
◦Microglia Map: Recursion built and Roche and Genentech accepted a second neuroscience Phenomap, a first-of-its-kind whole-genome CRISPR knockout map generated from over 100 billion internally manufactured iPSC-derived microglial cells ($30 million milestone payment, accepted in 2025). With approximately 46 million images, the scale and quality of this proprietary map enables us, in partnership with Roche and Genentech, to leverage the power of AI to explore novel targets and pathways.
◦Gastrointestinal-Oncology Advancements: We have built four proprietary Phenomaps which are being leveraged under the collaboration to identify novel insights that can be used to initiate programs for a gastrointestinal-oncology indication including continuing to advance one program optioned by Roche and Genentech.
◦Milestones and Collaboration: In total, Recursion has received $213 million in upfront and milestone payments from the collaboration. Roche and Genentech have accepted 6 Phenomaps and initiated one small molecule program based on Phenomap insights to date. The companies have also identified a number of biological insights from Phenomaps that are now being validated or advanced as potential novel targets.

Meaningful Potential Upcoming Milestones Across Partnered Discovery:
•Sanofi programs continue advancing towards potential lead series and development candidate designation milestones in the next 12-18 months.
•The Company expects to translate biological insights from maps delivered to Roche and Genentech to early stage programs across 2026 and beyond.

2025 Recursion OS Advances: Driving Platform Innovations, Grounded in Impact

Full stack AI-powered platform: The Recursion Operating System (OS) is continuing to drive program development by integrating AI across multimodal biology, precision design, and next-generation clinical development—enabling faster, more efficient, and more innovative drug discovery and development from biology to insight, insight to molecule, and molecule to patient.

•Biology to Insight: Initiating programs with deep biological grounding
◦Unmatched multimodal scale: At-scale cellular imaging, integrated with proprietary and partner omics datasets, has created one of the most comprehensive and relatable biological datasets in biopharma.
◦From signal to selection: This foundation enables systematic discovery of novel biology — over 100 novel insights triaged into 10 actionable and translatable targets.
•Insight to Molecule: Designing differentiated molecules more efficiently
◦Proven platform productivity and reproducibility: To date, the platform has delivered >10 development candidates that address a wide variety of previously unsolved biology or chemistry problems.
◦Advanced candidates have been delivered by synthesizing ~330 compounds per program in ~17 months, compared to industry averages of over 2,500 compounds and 42 months, respectively.
◦Leverages an AI-native engine for the industrialized generation of over 100 million molecules annually through synthetically aware design, generating novel and patentable compounds.
•Molecule to Patient: Advancing medicines into the clinic with improved patient relevance.
◦Integrated high-quality, linked patient datasets to strengthen programs, bolster preclinical and early clinical data to select patients and optimize recruitment: Contextualized the single-arm efficacy of REC-4881 in the TUPELO study through real-world evidence analytics and AI-enabled data extraction, to build a comprehensive view of the lived, progressive-disease FAP patient experience, to directly inform clinical development strategy.
◦Rapid, data-driven optimization of clinical trial operations: Deployed global clinical trial site intelligence database, covering a wide swath of historical clinical trials, to reduce trial country and site selection from months to hours.

Financing and Operations

Since 2023, our financing and operating activities include the following: In July 2023, we issued an aggregate of 7.7 million shares of our Class A common stock at a purchase price of $6.49 per share in the 2023 Private Placement with NVIDIA Corporation for net proceeds of approximately $49.9 million. In August 2023, Recursion entered into an Open Market Sales Agreement with Jefferies LLC to provide for the offering, issuance and sale of up to an aggregate amount of $300.0 million of its Class A Common stock. The Company sold 26.8 million shares and received net proceeds of $199.1 million under the agreement. In June 2024, we issued an aggregate of 35.4 million shares of our Class A Common stock at a purchase price of $6.50 per share and received net proceeds of $216.4 million, after deducting transaction costs of $13.6 million. See Note 8, “Common Stock” to the Consolidated Financial Statements for additional information on the public offering. In September 2024, we received a Phenomap acceptance fee of $30.0 million from our collaboration with Roche. In February 2025, the Company terminated the Sales Agreement with Jefferies LLC and entered into a Sales Agreement with Citigroup Capital Markets Inc., to provide for the offering, issuance and sale of up to an aggregate amount of $500 million of its Class A common stock. For year ended December 31, 2025, the Company sold 99.9 million shares and received net proceeds of $491.7 million under the agreement. Pursuant to its terms, the Sales Agreement has completed and no amount remained available for future sales as of December 31, 2025. For the year ended December 31, 2025, we received multiple milestone payments related to our collaborative development contracts totaling $37.0 million.

We use the capital we have raised to fund operating and investing activities across platform research operations, drug discovery, clinical development, digital and other infrastructure, creation of our portfolio of intellectual property and administrative support. We do not have any products approved for commercial sale and have not generated any revenues from product sales. Cash, cash equivalents and restricted cash totaled $753.9 million as of December 31, 2025. Based on our current operating plan, we believe that our cash and cash equivalents will be sufficient to fund our operations for at least the next twelve months.

Since inception, we have incurred significant operating losses. Our net losses were $644.8 million, $463.7 million and $328.1 million during the years ended December 31, 2025, 2024 and 2023, respectively. As of December 31, 2025, our accumulated deficit was $2.1 billion.

As of December 31, 2025, we did not have any unconditional outstanding commitments for additional funding. We anticipate that we will need to raise additional financing in the future to fund our operations, including the potential commercialization of any approved product candidates. Until such time, if ever, as we can generate significant product revenue, we expect to finance our operations with our existing cash and cash equivalents, any future equity or debt financings and upfront, milestone and royalty payments, if any, received under current or future license or collaboration agreements. We may not be able to raise additional capital on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, results of operations and financial condition may be adversely affected.

We had a valuation allowance against all of our Canadian subsidiary deferred tax assets (DTAs) as of December 31, 2025, and December 31, 2024 of $26.9 million and $25.3 million respectively. We intend to continue maintaining a full valuation allowance on the Canadian DTAs until there is sufficient evidence to support the reversal of all or some portion of these allowances. However, given our current earnings and anticipated future earnings of our Canadian operations, we believe that there is a reasonable possibility that within the next 12 months, sufficient positive evidence may become available to allow us to reach a conclusion that a significant portion of the valuation allowance will no longer be needed. Release of the valuation allowance would result in the recognition of certain DTAs and a decrease to income tax expense for the period the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to change on the basis of the level of profitability that we are able to actually achieve.

Results of Operations

The following table summarizes our results of operations:

(in thousands, except percentages)	Years ended December 31,			2025 compared to 2024		2024 compared to 2023
	2025	2024	2023	$	%	$	%
Revenue
Operating revenue	$74,256	$58,488	$43,876	$15,768	27.0%	$14,612	33.3%
Grant revenue	425	351	699	74	21.1%	(348)	(49.8)%
Total revenue	74,681	58,839	44,575	15,842	26.9%	14,264	32.0%

Operating costs and expenses
Cost of revenue	70,953	45,238	42,587	25,715	56.8%	2,651	6.2%
Research and development	475,271	314,421	241,226	160,850	51.2%	73,195	30.3%
General and administrative	176,589	178,184	110,822	(1,595)	(0.9)%	67,362	60.8%
Total operating costs and expenses	722,813	537,843	394,635	184,970	34.4%	143,208	36.3%

Loss from operations	(648,132)	(479,004)	(350,060)	(169,128)	35.3%	(128,944)	36.8%
Other income, net	3,237	14,216	17,932	(10,979)	(77.2)%	(3,716)	(20.7)%
Loss before income tax benefit	(644,895)	(464,788)	(332,128)	(180,107)	38.8%	(132,660)	39.9%
Income tax benefit	136	1,127	4,062	(991)	(87.9)%	(2,935)	(72.3)%
Net loss	$(644,759)	$(463,661)	$(328,066)	$(181,098)	39.1%	$(135,595)	41.3%

Revenue

The following table summarizes our components of revenue:

	Years ended December 31,			2025 compared to 2024		2024 compared to 2023
(in thousands, except percentages)	2025	2024	2023	$	%	$	%
Revenue
Operating revenue	$74,256	$58,488	$43,876	$15,768	27.0%	$14,612	33.3%
Grant revenue	425	351	699	74	21.1%	(348)	(49.8)%
Total revenue	$74,681	$58,839	$44,575	$15,842	26.9%	$14,264	32.0%

Operating revenue is generated through research and development agreements derived from strategic alliances.
We are entitled to receive variable consideration as certain milestones are achieved. The timing of revenue recognition is not directly correlated to the timing of cash receipts.

For the year ended December 31, 2025, the increase in revenue compared to the prior year was due to revenue recognized from our partnership with Sanofi. In 2024, the Sanofi contract was included in Recursion’s results beginning on November 20, 2024, the date of the Exscientia combination and therefore the year ended December 31, 2024 results only included revenue starting at that point compared to a full year of revenue for the year ended December 31, 2025. See Note 9, “Collaborative Development Contracts” to the Consolidated Financial Statements for additional information. The increase related to the Sanofi contract was partially offset by a decrease in revenue recognized from Roche, which was due to the timing of our mix of work on the performance obligations. For the year ended December 31, 2024, the increase in revenue compared to the prior year was due to revenue recognized from our partnership with Roche. We recognized revenue related to the acceptance fee for the completion of a Phenomap for one of our neuroscience performance obligations. The consideration did not include the $30 million milestone until the map was accepted, which was during the third quarter of 2024.

Cost of Revenue

The following table summarizes our cost of revenue:

(in thousands, except percentages)	Years ended December 31,			2025 compared to 2024		2024 compared to 2023
	2025	2024	2023	$	%	$	%
Total cost of revenue	$70,953	$45,238	$42,587	$25,715	56.8%	$2,651	6.2%

Cost of revenue consists of the Company’s costs to provide services for drug discovery required under performance obligations with partnership customers. These primarily include materials costs, service hours performed by our employees and depreciation of property and equipment.

For the year ended December 31, 2025, the increase in cost of revenue compared to the prior year was due to our Exscientia acquisition for which the cost of revenue is now included for the full year. For the year ended December 31, 2024, the increase in cost of revenue compared to the prior year was due to our Exscientia acquisition for which our results now also include additional customers.

Research and Development

The following table summarizes our components of research and development expense:

(in thousands, except percentages)	Years ended December 31,			2025 compared to 2024		2024 compared to 2023
	2025	2024	2023	$	%	$	%
Research and development expenses
Platform	$232,557	$144,413	$96,796	$88,144	61.0%	$47,617	49.2%
Discovery	81,808	69,957	62,142	11,851	16.9%	7,815	12.6%
Clinical	81,102	62,916	57,564	18,186	28.9%	5,352	9.3%
Acquired IPR&D	22,840	—	—	22,840	n/m	—	n/m
Stock based compensation	63,177	37,331	22,761	25,846	69.2%	14,570	64.0%
UK R&D tax credit	(7,710)	(1,769)	—	(5,941)	>100%	(1,769)	n/m
Other	1,497	1,573	1,963	(76)	(4.8)%	(390)	(19.9)%
Total research and development expenses	$475,271	$314,421	$241,226	$160,850	51.2%	$73,195	30.3%

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
•certain cash refundable research and development tax credits including the research and development expenditure credit (RDEC) in the United Kingdom

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

For the year ended December 31, 2025, the increase in research and development expenses compared to the prior year was driven by Tempus record purchases of $49.9 million, acquired IPR&D purchases of $22.8 million and the inclusion of Exscientia’s results of $102.4 million.

For the year ended December 31, 2024, the increase in research and development expenses compared to the prior year was driven by our platform and personnel costs as we continued to expand and upgrade our platform, including our chemical technology, machine learning and transcriptomics platform.

General and Administrative Expense

The following table summarizes our general and administrative expense:

(in thousands, except percentages)	Years ended December 31,			2025 compared to 2024		2024 compared to 2023
	2025	2024	2023	$	%	$	%
Total general and administrative expense	$176,589	$178,184	$110,822	$(1,595)	(0.9)%	$67,362	60.8%

We expense general and administrative costs as incurred. General and administrative expenses consist primarily of salaries; including employee benefits and stock-based compensation. General and administrative expenses also include facilities, depreciation, information technology, professional fees for auditing and tax, legal fees for corporate and patent matters and insurance costs.

For the year ended December 31, 2025, the decrease in general and administrative expense compared to the prior year was not significant.

For the year ended December 31, 2024, the increase in general and administrative expense compared to the prior year was primarily driven by an increase in salaries and wages of $21.1 million, transaction costs of $20.5 million and the inclusion of Exscientia’s results of $11.3 million. We also had increases in software and lease expense.

Other Income, Net

The following table summarizes our components of other income, net:

(in thousands, except percentages)	Years ended December 31,			2025 compared to 2024		2024 compared to 2023
	2025	2024	2023	$	%	$	%
Interest income	$22,788	$15,758	$19,116	$7,030	44.6%	$(3,358)	(17.6)%
Interest expense	(1,810)	(1,572)	(97)	(238)	15.1%	(1,475)	>100%
Other	(17,741)	30	(1,087)	(17,771)	n/m	1,117	n/m
Other income, net	$3,237	$14,216	$17,932	$(10,979)	(77.2)%	$(3,716)	(20.7)%

n/m = Not meaningful

For the year ended December 31, 2025, the decrease in other income, net compared to the prior year related to our loss on disposal of Exscientia GmbH of $4.5 million and our Vienna lease termination fee of $5.2 million. The decrease was partially offset by an increase in interest income driven by our increase in earnings on cash and cash equivalents.

For the year ended December 31, 2024, the decrease in other income, net compared to the prior year was related to a decrease in earnings on cash and cash equivalents in money market funds.

Liquidity and Capital Resources

Sources of Liquidity

We have not yet commercialized any products and do not expect to generate revenue from the sales of any product candidates for at least several years. Cash, cash equivalents and restricted cash totaled $753.9 million and $603.0 million as of December 31, 2025 and 2024, respectively.

We have incurred operating losses and experienced negative operating cash flows and we anticipate that the Company will continue to incur losses for at least the foreseeable future. Our net loss was $644.8 million, $463.7 million and $328.1 million during the years ended December 31, 2025, 2024 and 2023, respectively. As of December 31, 2025, we had an accumulated deficit of $2.1 billion.

Since 2023, we have financed our operations primarily through Class A common stock issuances. As of December 31, 2025, we have received net proceeds of $957.1 million from Class A common stock issuances. See Note 8, “Common Stock” to the Consolidated Financial Statements for additional details on Class A common stock issuances. Additionally, since 2023, we have also received proceeds of $74.0 million from our strategic partnerships. See Note 9, “Collaborative Development Contracts” to the Consolidated Financial Statements for additional details on the strategic partnerships.

Cash Flows

The following table is a summary of the Consolidated Statements of Cash Flows:

	Years ended December 31,
(in thousands)	2025	2024	2023
Cash used in operating activities	$(371,808)	$(359,174)	$(287,780)
Cash provided by (used in) investing activities	(16,871)	260,059	(10,228)
Cash provided by financing activities	521,532	304,120	140,133

Operating Activities
Cash used in operating activities increased during the year ended December 31, 2025 as a result of higher costs incurred for research and development and general and administrative primarily due to the Company’s acquisition of Exscientia. This included partnership inflows of $37.0 million, Exscientia GmbH disposal related payments of $9.7 million and severance payments of $15.1 million. See Note 4, “Acquisitions” to the Consolidated Financial Statements for additional details related to the Exscientia acquisition and Exscientia GmbH disposal.

Cash used in operating activities increased during the year ended December 31, 2024 as a result of higher costs incurred for research and development and general and administrative due to the Company’s expansion and upgraded capabilities. Additionally, cash used increased as a result of our acquisition of Exscientia. See Note 4, “Acquisitions” to the Consolidated Financial Statements for additional details.

Investing Activities
Cash used in investing activities during the year ended December 31, 2025 primarily consisted of the disposal of Exscientia GmbH of $4.4 million and property and equipment purchases of $6.5 million.

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

Financing Activities
Cash provided by financing activities during the year ended December 31, 2025 primarily included proceeds of $528.9 million from Class A common stock issuances related to our at-the-market offerings (ATMs) which was partially offset by our repayment of long-term debt and finance lease liabilities of $8.4 million.

Cash provided by financing activities during the year ended December 31, 2024 primarily included proceeds of $300.4 million from common stock issuances.

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

Contractual Obligations

The Company’s material cash requirements include the following contractual obligations:

As of December 31, 2025, the Company had $18.7 million of debt outstanding. This balance is related to notes payable for tenant improvement allowances and the supercomputer lease.

As of December 31, 2025, the Company had $72.7 million of future lease commitments. See Note 5 “Leases” to the Consolidated Financial Statements for additional detail on the Company’s leases.

As of December 31, 2025, the Company had $147.4 million of future purchase obligations, $117.7 million of which are expected to be payable within the next year. These commitments primarily related to third-party research services, materials and supplies for research and development activities.

As of December 31, 2025, the Company had $55.4 million remaining of its various Gates Commitments. The majority of this commitment is related to the private placement of the Gates Foundation. Concurrent with the Exscientia’s IPO on October 5, 2021, the Company completed a private placement to the Gates Foundation for the sale of 1.6 million ADSs at the initial offering price of $22.00 per ADS, for gross proceeds of approximately $35.0 million. Under the terms of the Company’s agreement with the Gates Foundation, the Group is committed to spending $70.0 million over a multi-year period to the research, discovery, and development of small molecule anti-infective therapeutics for future pandemic preparedness, with a specific focus on developing therapeutics that can be applied against multiple species of coronaviridae, influenza, and paramyxoviridae (the “Pandemic Preparedness Program”). The Group had incurred $21.7 million relating to the Pandemic Preparedness Program as at December 31, 2025.

Recently Issued and Adopted Accounting Pronouncements

See Note 2, “Summary of Significant Accounting Policies” to the Consolidated Financial Statements for information regarding recently issued and adopted accounting pronouncements.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk.

Interest rate risk

We are exposed to market risk related to changes in interest rates on our investment portfolio of cash and cash equivalents. As of December 31, 2025, our cash and cash equivalents consisted of money market funds and bank deposits. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in interest rates. A hypothetical 100 basis point decrease in interest rates as of December 31, 2025 would have an insignificant effect on net loss in the ensuing year.

Foreign currency exchange risk

Our employees and our operations are primarily located in the United States, United Kingdom and Canada and our expenses are primarily denominated in U.S. dollars, Great British pounds and Canadian dollars. We also have entered into a limited number of contracts with vendors for research and development services that have underlying payment obligations denominated in foreign currencies. We are subject to foreign currency transaction gains or losses on our contracts denominated in foreign currencies. To date, foreign currency transaction gains and losses have not been material to our financial statements, and we do not have a formal hedging program with respect to foreign currency. A 10% increase or decrease in current exchange rates would not have had a material effect on our financial results during the years ended December 31, 2025, 2024 and 2023.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Recursion Pharmaceuticals, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Recursion Pharmaceuticals, Inc. and its subsidiaries (the "Company") as of December 31, 2025 and 2024, and the related consolidated statements of operations, of comprehensive loss, of stockholders’ equity and of cash flows for the years then ended, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO because material weaknesses in internal control over financial reporting existed as of that date as the Company (i) did not design and maintain effective processes and controls at the Exscientia business, including with respect to consistent review procedures within its financial statement close process, to appropriately analyze, record and disclose accounting matters timely and accurately while maintaining appropriate segregation of duties and (ii) did not design and maintain effective information technology general controls at the Exscientia business for information systems that are significant to the preparation of its financial statements, including controls to verify that conflicting duties were appropriately segregated within such systems, in addition to controls over change management and program development.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses referred to above are described in Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. We considered these material weaknesses in determining the nature, timing, and extent of audit tests applied in our audit of the 2025 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in management's report referred to above. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates

External Research and Development Expenses

As described in Note 2 to the consolidated financial statements, research and development expenses comprise of costs incurred in performing research and development activities (other than those performed pursuant to contracts with customers, which are recorded as revenue), including drug discovery and development studies, external research and the purchase of laboratory supplies. The Company recognizes expenses associated with its third-party contracted services based on the completion of activities as specified in the applicable contracts. The Company’s research and development expenses for the year ended December 31, 2025 were $475.3 million, a portion of which relates to external research and development expenses.

The principal consideration for our determination that performing procedures relating to external research and development expenses is a critical audit matter is a high degree of auditor effort in performing procedures related to the Company’s external research and development expenses.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s research and development expenses, including controls over external research and development expenses. These procedures also included, among others (i) testing external research and development expenses on a sample basis by obtaining and inspecting source documents, such as the underlying agreements with external vendors, purchase orders, invoices received, and information from third-party service providers and (ii) testing the allocation and classification of external research and development expenses.

/s/ PricewaterhouseCoopers LLP

Seattle, Washington
February 25, 2026

We have served as the Company’s auditor since 2024.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Recursion Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows of Recursion Pharmaceuticals, Inc. for December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of its operations and its cash flows for the year ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We served as the Company’s auditor from 2017 to 2024.

Salt Lake City, Utah

February 29, 2024

except for Note 15, as to which the date is

February 28, 2025

Recursion Pharmaceuticals, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	December 31,
	2025	2024
Assets
Current assets
Cash and cash equivalents	$743,294	$594,350
Restricted cash	4,594	3,045
Other receivables	24,649	49,166
Prepaid data assets	11,742	29,601
Other current assets	28,566	38,107
Total current assets	812,845	714,269

Restricted cash, non-current	6,033	5,629
Property and equipment, net	103,931	141,063
Operating lease right-of-use assets	45,339	65,877
Financing lease right-of-use assets	20,210	26,273
Intangible assets, net	309,903	335,855
Goodwill	162,158	148,873
Deferred tax assets	957	1,934
Other assets, non-current	12,754	8,825
Total assets	$1,474,130	$1,448,598

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$18,118	$21,613
Accrued expenses and other liabilities	70,230	81,872
Unearned revenue	37,605	61,767
Operating lease liabilities	12,663	13,795
Notes payable and financing lease liabilities	9,091	8,425
Total current liabilities	147,707	187,472

Unearned revenue, non-current	114,012	118,765
Operating lease liabilities, non-current	46,647	67,250
Notes payable and financing lease liabilities, non-current	9,564	19,022
Deferred tax liabilities	23,255	16,575
Other liabilities, non-current	2,080	4,732
Total liabilities	343,265	413,816

Commitments and contingencies (Note 7)

Stockholders’ equity
Common stock, $0.00001 par value; 2,000,000,000 shares (Class A 1,989,032,117 and Class B 10,967,883) authorized as of December 31, 2025 and December 31, 2024; 528,182,693 shares (Class A 521,831,046, Class B 5,547,334 and Exchangeable 804,313) and 396,802,394 (Class A 389,547,223 and Class B 6,958,575 and Exchangeable 296,596) issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	5	4
Additional paid-in capital	3,170,145	2,473,698
Accumulated deficit	(2,076,002)	(1,431,283)
Accumulated other comprehensive income (loss)	36,717	(7,637)
Total stockholders’ equity	1,130,865	1,034,782

Total liabilities and stockholders’ equity	$1,474,130	$1,448,598

See the accompanying notes to these consolidated financial statements.

Recursion Pharmaceuticals, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Years ended December 31,
	2025	2024	2023
Revenue
Operating revenue	$74,256	$58,488	$43,876
Grant revenue	425	351	699
Total revenue	74,681	58,839	44,575

Operating costs and expenses
Cost of revenue	70,953	45,238	42,587
Research and development	475,271	314,421	241,226
General and administrative	176,589	178,184	110,822
Total operating costs and expenses	722,813	537,843	394,635

Loss from operations	(648,132)	(479,004)	(350,060)
Other income, net	3,237	14,216	17,932
Loss before income tax benefit	(644,895)	(464,788)	(332,128)
Income tax benefit	136	1,127	4,062
Net loss	$(644,759)	$(463,661)	$(328,066)

Per share data
Net loss per share of Class A, B and Exchangeable common stock, basic and diluted	$(1.44)	$(1.69)	$(1.58)
Weighted-average shares (Class A, B and Exchangeable) outstanding, basic and diluted	447,446,109	274,207,146	207,853,702

See the accompanying notes to these consolidated financial statements.

Recursion Pharmaceuticals, Inc.
Consolidated Statements of Comprehensive Loss
(in thousands)

	Years ended December 31,
	2025	2024	2023
Net loss	$(644,759)	$(463,661)	$(328,066)

Other comprehensive income (loss):
Currency translation adjustments	44,354	(7,637)	—
Other comprehensive income (loss):	44,354	(7,637)	—
Comprehensive loss	$(600,405)	$(471,298)	$(328,066)

See the accompanying notes to these consolidated financial statements.

Recursion Pharmaceuticals, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands, except share amounts)

	Common Stock (Class A, B and Exchangeable)		Additional Paid-in-Capital	Accumulated Deficit	Accumulated other comprehensive income (loss)	Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2022	191,022,864	$2	$1,125,360	$(639,556)	$—	485,806
Net loss	—	—	—	(328,066)	—	(328,066)
Stock option exercises and other	9,058,817	—	12,831	—	—	12,831
Stock-based compensation	—	—	53,503	—	—	53,503
Common stock issuance for private placement, net of issuance costs	19,658,963	—	128,093	—	—	128,093
Class A shares and stock options issued for acquisitions	11,303,838	—	89,269	—	—	89,269
Common stock issued for Tempus agreement	3,225,902	—	22,000	—	—	22,000
Balance as of December 31, 2023	234,270,384	2	1,431,056	(967,622)	—	463,436
Net loss	—	—	—	(463,661)	—	(463,661)
Other comprehensive loss	—	—	—	—	(7,637)	(7,637)
Stock option exercises and other	11,359,808	—	8,299	—	—	8,299
Stock-based compensation	—	—	81,688	—	—	81,688
Common stock sales issuances, net of issuance costs	45,535,390	1	300,532	—	—	300,533
Class A shares and stock options issued for acquisitions	102,138,419	1	630,123	—	—	630,124
Common stock issued for Tempus agreement	3,498,393	—	22,000	—	—	22,000
Balance as of December 31, 2024	396,802,394	4	2,473,698	(1,431,283)	(7,637)	1,034,782
Net loss	—	—	—	(644,759)	—	(644,759)
Other comprehensive income	—	—	—	—	44,354	44,354
Stock option exercises and other	15,637,988	—	4,046	40	—	4,086
Stock-based compensation	—	—	111,223	—	—	111,223
Common stock sales issuances, net of issuance costs	104,798,594	1	528,863	—	—	528,864
Class A shares issued for asset acquisition	3,854,975	—	20,315	—	—	20,315
Common stock issued for Tempus agreement	7,088,742	—	32,000	—	—	32,000
Balance as of December 31, 2025	528,182,693	$5	$3,170,145	$(2,076,002)	$36,717	$1,130,865

See the accompanying notes to these consolidated financial statements.

Recursion Pharmaceuticals, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Years ended December 31,
	2025	2024	2023
Cash flows from operating activities
Net loss	$(644,759)	$(463,661)	$(328,066)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	83,701	36,494	24,402
Stock-based compensation	111,223	81,688	53,503
Asset impairment	5,956	108	1,188
Lease expense	22,249	16,616	8,063
Loss on disposal of a business	4,502	—	—
Acquired IPR&D	22,082	—	—
Other, net	9,550	16,339	(2,613)
Changes in operating assets and liabilities:
Other receivables and assets	32,939	(6,071)	(7,756)
Prepaid data assets	49,859	(8,757)	6,000
Unearned revenue	(36,771)	(28,038)	(41,076)
Accounts payable	(2,616)	6,435	(987)
Accrued development expense	(2,328)	(264)	2,705
Accrued expenses and other current liabilities	(7,407)	5,519	6,719
Lease liabilities	(19,988)	(15,582)	(9,862)
Net cash used in operating activities	(371,808)	(359,174)	(287,780)

Cash flows from investing activities
Net cash acquired in the acquisition of a business	—	277,104	1,844
Purchases of property and equipment	(6,469)	(13,695)	(11,955)
Purchases of intangible assets	(2,158)	(3,350)	(597)
Decrease in cash related to disposal of a business	(4,438)	—	—
Purchases of investments	(3,806)	—	—
Sales and maturities of investments	—	—	480
Net cash provided by (used in) investing activities	(16,871)	260,059	(10,228)

Cash flows from financing activities
Proceeds from issuance of common shares, net of issuance costs	528,864	300,417	128,093
Proceeds from equity incentive plans	4,093	8,143	12,806
Repayment of long-term debt and finance lease liabilities	(8,425)	(4,440)	(766)
Purchase of an intangible asset	(3,000)	—	—
Net cash provided by financing activities	521,532	304,120	140,133

Effect of exchange rate changes on cash, cash equivalents and restricted cash	18,044	(3,406)	188

Net change in cash, cash equivalents and restricted cash	150,897	201,599	(157,687)
Cash, cash equivalents and restricted cash, beginning of period	603,024	401,425	559,112
Cash, cash equivalents and restricted cash, end of period	$753,921	$603,024	$401,425

Supplemental disclosure of non-cash investing and financing information
Issuance of shares for the acquisitions of businesses and assets	$20,315	$630,124	$89,269
Issuance of shares for Tempus agreement	32,000	22,000	22,000
Accrued property and equipment	—	439	2,439
Purchase of an intangible asset	—	6,000	—

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

As of December 31, 2025, the Company had an accumulated deficit of $2.1 billion. The Company expects to incur substantial operating losses in future periods and will require additional capital to advance its drug candidates. The Company does not expect to generate significant revenue until the Company successfully completes significant drug development milestones or in collaboration with third parties, which the Company expects will take a number of years. In order to commercialize its drug candidates, the Company or its partners need to complete clinical development and comply with comprehensive regulatory requirements. The Company is subject to a number of risks and uncertainties similar to those of other companies of the same size within the biotechnology industry, such as the uncertainty of clinical trial outcomes, uncertainty of additional funding and a history of operating losses.

The Company has funded its operations to date primarily through the issuance of Class A common stock (see Note 8, “Common Stock” for additional details). Additionally, the Company has received payments from its strategic partnerships (see Note 9, “Collaborative Development Contracts” for additional details). Recursion will likely be required to raise additional capital. As of December 31, 2025, the Company did not have any unconditional outstanding commitments for additional funding. If the Company is unable to access additional funds when needed, it may not be able to continue the development of its products or the Company could be required to delay, scale back or abandon some or all of its development programs and other operations. The Company’s ability to access capital when needed is not assured and, if not achieved on a timely basis, could materially harm its business, financial condition and results of operations.

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

Basis of Presentation

The consolidated financial statements include the accounts of Recursion and its wholly-owned subsidiaries that the Company controls. Intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to conform the prior period consolidated financial statements to the current period presentation.

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

The Company is required to maintain a cash balance in a collateralized account to secure the Company’s credit cards. Additionally, the Company holds restricted cash related to an outstanding letter of credit issued by J.P. Morgan, which was obtained to secure certain Company obligations relating to tenant improvements. Additionally, the Company holds restricted cash related to some grants, for which the funds are contractually limited to specific research and development expenditures. Recursion also holds restricted cash as required by a lease agreement.

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

Stock-Based Compensation

The Company issues stock-based awards to employees and non-employees, generally in the form of stock options and restricted stock units (RSUs). Most of the Company’s stock-based awards have been made to employees. Recursion measures compensation expense for equity awards at their grant-date fair value and recognizes compensation expense over the requisite service period on a straight-line basis or using the graded vesting method. For stock-based awards with a performance condition, Recursion recognizes stock-based compensation expense based on the probable outcome of the performance condition. Awards generally vest over four years for employees. Recursion recognizes the impact of forfeitures on stock-based compensation expense as they occur.

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

Recursion receives certain cash refundable research and development tax credits including the research and development expenditure credit (RDEC) in the United Kingdom. The Company records these as “Research and Development” in the Consolidated Statements of Operations as the credit is earned. The amount included in the Consolidated Statements of Operations for the year ended December 31, 2025 was $7.7 million. The Company records the amount receivable in “Other receivables” on the Consolidated Balance Sheet.

Foreign Currency

The functional currency for several of Recursion’s foreign subsidiaries is the applicable local currency. Revenues and expenses for non-U.S. dollar functional currency entities are translated into U.S. dollars using average currency exchange rates for the period. Assets and liabilities for such entities are translated using exchange rates at the balance sheet date. Foreign currency translation adjustments are reflected in stockholders’ equity as a component of other comprehensive income (loss). Foreign currency transaction gains and losses on transactions not denominated in functional currency are recorded in “Other income, net” in the Consolidated Statements of Operations.

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740). The new standard updates disclosure requirements for Accounting Standards Codification (ASC) 740 primarily by requiring additional information in the income tax rate reconciliation and additional disclosures about income taxes paid. Recursion adopted the standard in the fourth quarter of 2025. Recursion has adopted the standard using the prospective approach and included the required disclosures in our notes to the financial statements for income taxes (See Note 12, “Income Tax”). The adoption of the amendments in ASU 2023-09 impacted the Company's disclosures in the notes to the consolidated financial statements and did not have a material impact on its Consolidated Balance Sheets, Consolidated Statements of Operations or Consolidated Statements of Cash Flows.

Recent Accounting Pronouncements Not Yet Adopted

In December 2025, the FASB issued ASU No. 2025-10, Government Grants (Topic 832). The new standard adds guidance to ASC 832 on the recognition, measurement, and presentation of government grants. This standard will be effective for Recursion starting the annual period of 2029 and for interim reporting periods within that annual reporting period. Early adoption is permitted. The amendments can be applied on a prospective, modified prospective or retrospective basis. Recursion is currently assessing the impact of adopting this guidance on its consolidated financial statements.

In September 2025, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2025-07, Derivatives and Hedging (Topic 350) and Revenue from Contracts with Customers (Topic 606). The new standard refines the scope of the guidance on derivatives in Topic 815 and clarifies the guidance on shared-based payments from a customer in ASC 606. This standard will be effective for Recursion starting the annual period of 2027 and for interim reporting periods within that annual reporting period. Early adoption is permitted. Recursion is currently assessing the impact of adopting this guidance on its consolidated financial statements.

In September 2025, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2025-06, Accounting for internal-use software costs (Topic 350). The new standard amends specific aspects of the accounting for internal-use software costs including the criteria for capitalizing software costs. It also amends the related disclosure requirements. This standard will be effective for Recursion starting the annual period of 2029 and for interim reporting periods within that annual reporting period. Early adoption is permitted. The amendments can be applied on a prospective, modified prospective or retrospective basis. Recursion is currently assessing the impact of adopting this guidance on its consolidated financial statements.

In November 2024, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2024-03, Disaggregation of Income Statement Expenses (Topic 220). The standard requires new disclosures in the notes to the financial statements about certain caption expenses presented on the face of the Income Statement including information on: purchases of inventory; employee compensation; depreciation and intangible asset amortization. Recursion must also disclose a qualitative description of the amounts remaining in expense captions that are not separately disaggregated. This standard will be effective for Recursion starting the annual period of 2027. Early adoption is permitted. The amendments can be applied on a prospective or retrospective basis. Recursion is currently assessing the impact of adopting this guidance on its consolidated financial statements.

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

Recursion is expensing the record purchases based on a contractually agreed price as “Research and Development” expenses in the Consolidated Statements of Operations as the records are downloaded. To the extent that the Recursion payments to Tempus are greater than or less than the records purchased amount, Recursion records the applicable amount to “Prepaid data assets” or “Accrued data liability” on the Consolidated Balance Sheet, respectively. The expense for the record purchases was $49.9 million, $8.4 million and $6.0 million for the years ended December 31, 2025, 2024 and 2023 respectively.

Property and Equipment, net

	December 31,
(in thousands)	2025	2024
Lab equipment	$93,164	$100,928
Leasehold improvements	70,778	72,727
Computer and Office equipment	28,692	27,365
Construction in progress	511	2,714
Property and equipment, gross	193,145	203,734
Less: Accumulated depreciation	(89,214)	(62,671)
Property and equipment, net	$103,931	$141,063

Depreciation expense on property and equipment was $33.7 million, $18.3 million and $15.9 million during the years ended December 31, 2025, 2024 and 2023, respectively.

Accrued Expenses and Other Liabilities

	December 31,
(in thousands)	2025	2024
Accrued compensation	$31,771	$50,853
Accrued compute liabilities	8,278	3,073
Accrued development expenses	2,693	5,812
Accrued early discovery expenses	4,581	3,095
Accrued professional fees	1,232	787
Materials received not invoiced	703	1,590
Accrued license fees	3,000	3,000
Accrued other expenses	17,972	13,662
Accrued expense and other liabilities	$70,230	$81,872

For the year ended December 31, 2025, the decrease in accrued compensation from the prior year was driven by the Company’s decrease in headcount and initiative around strategic prioritization and streamlined operations.

Restructuring

In June 2025, Recursion announced a reduction in personnel program to help streamline the Company's operating strategy and post-integration efficiencies. These changes resulted in a workforce reduction of approximately 20%. As of December 31, 2025, the Company has substantially completed the plan, which consisted of severance payments and employee benefits. Recursion recorded these costs in “General and Administrative” on the Consolidated Statement of Operations as incurred. The following summarizes the activity related to these restructuring actions and the related accrual as of December 31, 2025:

(in thousands)
Balance as of December 31, 2024	—
Expense	$9,836
Payments	$(8,521)
Balance as of December 31, 2025	$1,315

Interest Income, net

	Years ended December 31,
(in thousands)	2025	2024	2023
Interest income	$22,788	$15,758	$19,116
Interest expense	(1,810)	(1,572)	(97)
Interest income, net	$20,978	$14,186	$19,019

For the years ended December 31, 2025, 2024 and 2023, interest income primarily related to earnings on cash and cash equivalents in money market funds. Interest expense primarily related to the Company’s supercomputer financing lease. Interest income, net was included in “Other income, net” on the Consolidated Statements of Operations.

Note 4. Acquisitions

RE Ventures I

In July 2025, Recursion acquired Rallybio’s interest in the joint venture, RE Ventures I, such that Recursion now owns 100% of the interest in RE Ventures I for total consideration of $20.2 million. Recursion determined that this transaction met the criteria for as an asset acquisition since the lead asset, ENPP1 (Rec-102), an inhibitor program for the treatment of hypophosphatasia (HPP), represented substantially all of the fair value of the gross assets acquired. For the year ended December 31, 2025, Recursion recorded an expense of $20.2 million, representing an acquired in-process research and development (IPR&D) asset with no alternative future use, to “Research and Development” on the Consolidated Statements of Operations.

Subsequent to closing, in August 2025, Recursion issued additional consideration as part of a required milestone payment related to the RE Ventures I transaction for the initiation of an additional preclinical study. This included the settlement of the previously recorded contingent consideration liability. As a result, Recursion recorded an additional expense of $2.4 million acquired IPR&D, which was recorded to “Research and Development” on the Consolidated Statements of Operations.

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

Sale of Exscientia GmbH

In March 2025, Recursion completed the sale of its Austrian operations (Exscientia GmbH) to a newly formed company, Alpha Biotechnology GmbH (Alpha). As part of the sale, Recursion obtained a 49% equity interest in Alpha. Recursion entered into this transaction as part of focusing its efforts and moderating spend. Alpha is a company leveraging a patient-tissue platform for the development of precision therapeutics for the treatment of hematological and solid cancers. For the year ended December 31, 2025, Recursion recorded a loss on the disposal of Exscientia GmbH of $4.5 million, which was classified as “Other income (loss), net” on the Consolidated Statement of Operations. Recursion also recorded a $4.4 million investment on the Consolidated Balance Sheet within “Other assets, non-current” related to its 49% equity interest in Alpha, which was determined to be an equity method investment.

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

For the year ended December 31, 2025, Recursion updated the deferred tax liabilities from the acquisition, which were incomplete as of December 31, 2024. As a result, Recursion adjusted the provisional deferred tax liabilities to reflect the additional information obtained about the facts and circumstances that existed as of the acquisition date. As a result, deferred tax liabilities and goodwill increased by $6.0 million.

The following table summarizes the fair value of assets acquired and liabilities assumed as of the acquisition date:

(in thousands)
Cash and cash equivalents	$277,104
Other receivables	48,408
Other current assets	12,843
Property and equipment	61,961
Operating lease right-of-use assets	20,271
Intangible assets, technology	182,000
Intangible assets, indefinite-lived	129,000
Deferred tax assets	1,934
Other assets, non-current	930
Accounts payable and accrued liabilities	(40,780)
Lease liabilities	(21,679)
Deferred revenue	(120,905)
Deferred tax liability	(23,077)
Other liabilities	(1,572)
Total identifiable net assets	$526,438
Goodwill	103,686
Total assets acquired and liabilities assumed	$630,124

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

Recursion’s Consolidated Statement of Operations for the year ended December 31, 2025 includes $35.3 million of revenue and $158.4 million of operating loss from Exscientia operations. The valuation of the assets acquired and liabilities assumed was finalized during the three months ended December 31, 2025.

Unaudited Pro forma financial information

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

Note 5.    Leases

The Company has entered into various long-term real estate operating leases primarily related to office, research and development, operating activities and an equipment financing lease related to the supercomputer. The Company’s leases have remaining terms from under one year to seven years and some of those leases include options that provide Recursion with the ability to extend the lease term, generally for five years. The options are included in the lease term when it is reasonably certain that the option will be exercised.

For the year ended December 31, 2025, Recursion entered into lease modifications and terminations resulting in a decrease to the right-of-use asset and lease liability of $10.1 million. The modifications had no impact to the Consolidated Statements of Operations. This impact included the lease surrender of the Vienna facilities of Exscientia GmbH in March 2025, which resulted in a $5.2 million reduction to both the right-of-use asset and lease liability. In connection with this surrender, the Company also incurred a lease termination fee of $5.2 million, which was classified as “Other income (loss), net” on the Consolidated Statement of Operations. Additionally, the Company entered into a lease modification related to the Schrodinger leases to decrease the lease terms, which now ended during the second quarter of 2025. This resulted in a decrease to both the right-of-use asset and lease liability by $4.9 million. As a part of the lease modifications and termination, Recursion recorded leasehold impairments of $6.0 million.

For the year ended December 31, 2024, Recursion entered into lease modifications resulting in a decrease to the right-of-use assets and lease liabilities of $3.1 million. The modifications had no impact to the Consolidated Statements of Operations. For the year ended December 31, 2024, Recursion entered into finance lease additions resulting in an increase to the right-of-use asset and lease liability of $30.3 million.

The components of the lease cost were as follows:

	Years ended December 31,
(in thousands)	2025	2024	2023
Operating lease cost	$16,086	$12,078	$8,144
Finance lease cost:
Amortization of leased assets	6,063	4,042	—
Interest on lease liabilities	1,744	1,487	—
Variable lease cost	3,936	3,330	2,116
Short-term lease cost	249	208	139
Total lease cost	$28,078	$21,145	$10,399

Supplemental balance sheet information related to leases were:

(in thousands)	December 31, 2025	December 31, 2024
Assets
Operating lease right-of-use assets	$45,339	$65,877
Financing lease right-of-use assets	20,210	26,273
Total lease right-of-use assets	$65,549	$92,150

Liabilities
Current liabilities
Financing lease liabilities	$8,967	$8,311
Operating lease liabilities	12,663	13,795
Total current lease liabilities	21,630	22,106
Non-current liabilities
Financing lease liabilities, non-current	9,371	18,338
Operating lease liabilities, non-current	46,647	67,250
Total non-current lease liabilities	56,018	85,588
Total lease liabilities	$77,648	$107,694

Supplemental cash flow information related to leases were:

	Years ended December 31,
(in thousands)	2025	2024	2023
Cash paid for amount included in the measurement of lease liabilities:
Operating cash flows from operating leases	$18,244	$14,095	$9,862
Operating cash flows from financing leases	1,744	1,487	—
Financing cash flows from financing leases	8,311	3,666	—

Right-of-use assets additions, modifications and terminations:
Operating leases	$(10,084)	$19,455	$4,968
Financing leases	—	30,315	—

Lease term and discount rates were:

	Years ended December 31,
(in thousands)	2025	2024
Operating leases
Weighted-average remaining lease term (years)	4.1	5.3
Weighted-average discount rate	7.9%	7.7%
Finance leases
Weighted-average remaining lease term (years)	1.6	2.6
Weighted-average discount rate	7.6%	7.6%

Maturities of operating lease liabilities as of December 31, 2025 were:

(in thousands)	Operating leases	Finance leases
2026	17,467	10,055
2027	17,827	9,707
2028	15,171	—
2029	8,201	—
2030	6,315
Thereafter	7,702	—
Total lease payments	72,683	19,762
Less: imputed interest	(13,373)	(1,424)
Present value of lease liabilities	$59,310	$18,338

Note 6.    Goodwill and Intangible Assets

Goodwill

The following table summarizes the changes in the carrying amount of goodwill:

(in thousands)
Balance as of December 31, 2023	$52,056
Additions from acquisitions	97,735
Foreign currency translation adjustments	(918)
Balance as of December 31, 2024	148,873
Additions from acquisitions	5,947
Foreign currency translation adjustments	7,338
Balance as of December 31, 2025	$162,158

The additions to goodwill related to the acquisition of Exscientia. See Note 4, “Acquisitions” for additional details. No goodwill impairment was recorded during the years ended December 31, 2025, 2024 and 2023.

Intangible Assets, Net

The following table summarizes intangible assets:

	December 31, 2025			December 31, 2024
(in thousands)	Gross carrying amount	Accumulated Amortization	Net carrying amount	Gross carrying amount	Accumulated Amortization	Net carrying amount
Definite-lived technology intangible assets	$236,497	$(69,156)	$167,341	$224,362	$(24,544)	$199,818
Definite-lived licensed intangible assets	11,158	(6,619)	4,539	9,350	(2,088)	7,262
Indefinite-lived intangible assets	138,023	—	138,023	128,775	—	128,775
Total intangible assets	$385,678	$(75,775)	$309,903	$362,487	$(26,632)	$335,855

Amortization expense was $50.3 million, $18.8 million and $8.5 million during the years ended December 31, 2025, 2024 and 2023, respectively. Amortization expense was primarily included in “Research and Development” in the Consolidated Statements of Operations. Amortization expense for the definite-lived intangible assets will be recognized over approximately the next five years.

The estimated annual amortization expense for the definite-lived intangible assets recorded as of December 31, 2025 is as follows:

(in thousands)	2026	2027	2028	2029	2030
Estimated annual amortization expense	$41,005	$32,616	$30,340	$30,333	$30,333

The indefinite-lived intangible assets primarily represent in-process research and development (IPR&D) intangibles acquired in business combinations. See Note 4, “Acquisitions” for additional details on the intangible assets acquired. No indefinite-lived intangible asset impairment charges were recorded during the years ended December 31, 2025, 2024 and 2023.

Note 7. Commitments and Contingencies

Indemnification

The Company has agreed to indemnify its officers and directors for certain events or occurrences, while the officer or director is or was serving at the Company’s request in such capacity. The Company purchases directors and officers liability insurance coverage that provides for reimbursement to the Company for covered obligations and this is intended to limit the Company’s exposure and enable it to recover a portion of any amounts it pays under its indemnification obligations. The Company had no liabilities recorded for these agreements as of December 31, 2025 and December 31, 2024, as no amounts were probable.

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

In April 2024, a putative class action complaint was filed in the U.S. District Court for the District of New Jersey against Exscientia plc, Andrew Hopkins, Ben R. Taylor and David Nicholson (Campanile v. Exscientia plc, Case No. 1:24-cv-05692). In June 2024, a separate complaint was filed against the same defendants in the U.S. District Court for the District of New Jersey (Case 1:24-cv-07181). Both complaints allege that the defendants violated federal securities laws by, among other things, making materially false and misleading statements regarding Exscientia’s business, operations and prospects. The complaints seek unspecified compensatory damages, as well as an award of reasonable attorneys’ fees and other costs, on behalf of persons and/or entities which purchased Exscientia securities between March 2022 and February 2024. The cases were consolidated and plaintiffs filed an amended complaint on November 11, 2024 against Exscientia plc, Andrew Hopkins and David Nicholson, and the Company moved to dismiss on January 21, 2025. In October 2025, that motion to dismiss was granted and the District Court dismissed the plaintiff’s claims without prejudice; permitting leave to re-file the complaint within 30 days. No further complaint was filed as of that deadline and the Court dismissed the amended complaint with prejudice in December 2025.

In February 2021, the Company entered into a lease agreement for laboratory and office space (the Industry Lease) with Industry Office SLC, LLC (the landlord). In March 2023, the Company sent a letter to the landlord detailing numerous construction delays and irregularities, deficiencies and deviations from applicable structural drawings and/or non-conforming conditions with applicable building codes (collectively, the Claims). On June 23, 2023, the landlord filed a lawsuit against the Company (Industry Office SLC, LLC v. Recursion Pharmaceuticals, Inc., Case No. 230904627) amended in October 2023, in the Third District Court for Salt Lake County, State of Utah (the Court), alleging anticipatory repudiation, breach of contract and breach of the implied covenant of good faith and fair dealing and seeks monetary damages and attorney’s fees. As of December 31, 2025, the Company had no liability recorded for these events as an unfavorable outcome was not probable. In September 2023, the Company filed claims in the Court against the landlord alleging, among other things, breach of contract and fraudulent misrepresentation (the Counterclaims). In October 2023, the landlord filed an answer and denied the Company’s allegations asserted in the Counterclaims. The Company and the landlord are currently engaged in discovery. The Company is unable to estimate the possible amount or range of damages associated with the Counterclaims.

Pledged Assets

As of December 31, 2025, assets pledged as collateral against finance leases totaled $16.6 million. Assets pledged as collateral are Lab Equipment reported in “Property and Equipment, net” on the Consolidated Balance Sheet. As of December 31, 2025, the liabilities associated with collateral pledged were solely comprised of a finance lease and had a carrying value of $18.3 million. The collateral pledged under the lease agreement may only be operated by the Company within the continental United States and must maintain a good title. The assets cannot be sold, disposed of or repledged by the Company.

Note 8. Common Stock

Each share of Class A common stock entitles the holder to one vote per share and each share of Class B common stock entitles the holder to 10 votes per share on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the Company’s Board of Directors. As of December 31, 2025 and December 31, 2024, no dividends had been declared.

At-The-Market Offering (Citi)

In February 2025, the Company entered into a Sales Agreement (the Citi Sales Agreement) with Citigroup Capital Markets Inc. (Citi) to provide for the offering, issuance and sale of up to an aggregate amount of $500.0 million of its Class A common stock from time to time in “at-the-market” (ATM) offerings (the Citi ATM Offering). The Citi ATM Offering was made under a prospectus supplement dated February 28, 2025 and related prospectus filed with the Securities and Exchange Commission pursuant to the Company’s automatically effective shelf registration statement on Form S-3 (Registration No. 333-284878).

For the year ended December 31, 2025, the Company sold 99.9 million shares and received net proceeds of $491.7 million under the agreement. As of December 31, 2025, no amount remained available for future sales under the Sales Agreement as the offering was fully utilized during the year ended December 31, 2025.

At-The-Market Offering (Jefferies)

In August 2023, the Company entered into an Open Market Sales Agreement (the “Jefferies Sales Agreement”) with Jefferies LLC ( “Jefferies”), to provide for the offering, issuance and sale of up to an aggregate amount of $300.0 million of its Class A common stock from time to time in ATM offerings. In February 2025, the Company terminated the Jefferies Sales Agreement. In total, the Company sold 26.8 million shares and received net proceeds of $199.1 million under the agreement through its termination. Of the total sales and net proceeds, the Company sold 4.9 million shares and received net proceeds of $36.9 million under the agreement in 2025, prior to its termination. The Company paid Jefferies a commission of up to 3% of the aggregate gross proceeds received from all sales of Class A common stock. The Jefferies ATM Offering was made under a prospectus supplement dated August 8, 2023 and related prospectus filed with the Securities and Exchange Commission pursuant to the Company’s automatically effective shelf registration statement on Form S-3ASR (Registration No. 333-264845).

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

Valence Acquisition Exchangeable Shares

In May 2023, in connection with the acquisition of Valence, the Company entered into an agreement to issue up to 5.9 million shares of Class A common stock (the “Exchangeable Shares”), that may be issued upon exchange, retraction or redemption of exchangeable shares of a subsidiary of Recursion. Each exchangeable share of the subsidiary of Recursion entitles the holder to exchange those shares on a one-for-one basis for Recursion’s Class A common stock. The shares are entitled to receive dividends economically equivalent to dividends declared by Recursion, are non-voting and are subject to customary adjustments for stock splits or other reorganizations. In addition, the Company may require all outstanding exchangeable shares to be exchanged into an equal number of Class A common stock upon the occurrence of certain events and at any time following the seventh anniversary of the closing of the Valence acquisition. The exchangeable shares are substantially the economic equivalent of the Class A shares and classified as common stock within the Company’s stockholders’ equity. The Company’s calculation of weighted-average shares outstanding includes the exchangeable shares. As of December 31, 2025, 5.0 million Exchangeable shares have been redeemed for Class A shares.

Registration Rights Agreements

Tempus agreement
In November 2023, in connection with the Tempus Agreement, the Company agreed to prepare and file a registration statement (or a prospectus supplement to an effective registration statement on Form S-3ASR that will become automatically effective upon filing with the SEC pursuant to Rule 462(e)) with the SEC, for resale of the shares of Class A common stock issued or issuable under the Tempus Agreement. A prospectus supplement to a registration statement (File No. 333-264845) was subsequently filed in December 2023 to register shares issued to Tempus for the initial license fee under the Tempus Agreement for resale. In December 2024, a prospectus supplement to a registration statement (File No. 333-264845) was filed to register shares issued to Tempus in payment for the 2024 annual fee. Such registration statement (File No. 333-264845) subsequently expired. A new registration statement (333-284878) was filed in February 2025 and a prospectus supplement covering all shares that have been issued under the Tempus Agreement and remained held by Tempus was filed in May 2025, and in November 2025, a prospectus supplement was filed to register shares issued to Tempus in payment for the 2025 annual fee.

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

The Company has determined the transaction price to be $152.6 million, for the initial performance obligations, comprised of the upfront payment, several milestones that have been achieved and estimated additional target exercises. The consideration did not include the $7.0 million variable consideration milestone until the milestone was achieved, which was during the second quarter of 2025. Recursion is now recognizing the milestone as part of the transaction price over the completion period for the related performance obligation. Recursion has fully constrained the amounts of remaining variable consideration to be received from potential milestones considering the stage of development and the risks associated with the remaining development required to achieve each milestone. Recursion will re-evaluate the transaction price each reporting period.

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

In the fourth quarter of 2025, Recursion updated its cost estimate for several performance obligations following the expiry of substitution rights related to certain projects. As a result of this update, the cost estimates for the associated performance obligations decreased, leading to an increase of $12.4 million in revenue recognized in the fourth quarter of 2025. Recursion accounted for this update as a change in estimate in the period of change, which included a cumulative-effect adjustment to revenue.

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

Pricing
In January 2022, Recursion received a $150.0 million non-refundable upfront payment from the Company’s collaboration with Roche. In September 2024, Recursion received a $30.0 million milestone payment ( “acceptance fee 1”), which was an acceptance fee related to the first accepted neuroscience Phenomap. In October 2025, Recursion received another $30.0 million milestone payment (“acceptance fee 2”), which was an acceptance fee related to the second accepted neuroscience Phenomap. Recursion is eligible for additional milestone payments based on performance progress of the collaboration. Each of the Phenomaps requested by Roche and created by Recursion may be subject to either an initiation fee, acceptance fee or both. Such fees could exceed $250.0 million for 16 accepted Phenomaps. In addition, for a period of time after Roche’s acceptance of certain Phenomaps, Roche will have the option to obtain, subject to payment of an exercise fee, rights to use outside the collaboration the raw images generated in the course of creating those Phenomaps. If Roche exercises its external use option for all 12 eligible Phenomaps, Roche’s associated exercise fee payments to Recursion could exceed $250.0 million. Under the collaboration, Roche may initiate up to 40 programs, each of which, if successfully developed and commercialized, could yield more than $300.0 million in development, commercialization and net revenue milestones for Recursion, as well as tiered royalties on net revenue.

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

The Company has determined the transaction price to be $210.0 million, comprised of the upfront payment and the acceptance fees. The consideration did not include the $30.0 million variable consideration for the first acceptance fee until the map was accepted, which was during the third quarter of 2024. As a result of Roche’s acceptance of the neuroscience Phenomap, Recursion is now recognizing the acceptance fee as part of the transaction price over the completion period of one of the neuroscience performance obligations. The consideration did not include the $30.0 million variable consideration for the second acceptance fee until the map was accepted, which was during the fourth quarter of 2025. As a result of Roche’s acceptance of the neuroscience Phenomap, Recursion is now recognizing the acceptance fee as part of the transaction price over the completion period of one of the neuroscience performance obligations. Recursion has fully constrained the remaining amounts of variable consideration to be received from potential milestones considering the stage of development and the risks associated with the remaining development required to achieve each milestone. Recursion will re-evaluate the transaction price each reporting period.

The transaction price was generally allocated to the performance obligations based on the estimated relative stand-alone selling price of each performance obligation as determined using an expected cost plus margin approach. The acceptance fees were each allocated to one of the neuroscience performance obligations as the terms of the variable consideration related specifically to Recursion’s efforts to satisfy these performance obligations. The Company recognizes revenue over time based on costs incurred relative to total expected costs to perform the research and development services. Recursion determined that this method provides a faithful depiction of the transfer of control to the customer. This method of recognizing revenue requires the Company to make estimates of total costs to provide the services required under the performance obligations. Significant inputs used to determine the total costs included the length of time required, service hours performed by Company employees and materials costs. A significant change in these estimates could have a material effect on the timing and amount of revenue recognized in future periods. Recursion has estimated the completion of the performance obligations by 2027.

Additional Revenue Disclosures

Revenue from two customers exceeded 10% of total revenue, and those two customers represented substantially all of Recursion’s operating revenue during the year ended December 31, 2025. For the year ended December 31, 2024 , revenue from one customer exceeded 10% of total revenues and that one customer represented primarily all of Recursion’s operating revenue. For the year ended December 31, 2023, revenue from two customers exceeded 10% of total revenues and those two customers represented primarily all of Recursion’s operating revenue.

Of the revenue recognized during the year ended December 31, 2025, $52.1 million was included in the unearned revenue balance as of December 31, 2024, and was related to the payments received by the Company for its collaborative development contracts. Of the revenue recognized during the year ended December 31, 2024, primarily all of it was included in the unearned revenue balance as of December 31, 2023. Revenue recognized during the year ended December 31, 2025 was from the upfront and variable consideration payments received from the related contracts, which decreased the aggregate unearned revenue recognized. As of December 31, 2025, the Company had $4.4 million of costs incurred to fulfill a contract on its Consolidated Balance Sheet within “Other Current Assets.”

Unearned revenue was classified as short-term and long-term on the Consolidated Balance Sheets based on the Company’s estimate of revenue that will be recognized during the next twelve months.

Note 10. Stock-Based Compensation

In April 2021, the Board of Directors and the stockholders of the Company adopted the 2021 Equity Incentive Plan (the 2021 Plan). The Company may grant stock options, restricted stock units (RSUs), stock appreciation rights, restricted stock awards and other forms of stock-based compensation. As of December 31, 2025, 14.0 million shares of Class A common stock were available for grant in the 2021 plan. In 2024, the Board of Directors and the stockholders of the Company adopted the 2024 Inducement Equity Incentive Plan (the 2024 Plan) as part of the Exscientia acquisition. See Note 4, “Acquisitions” for additional information. As of December 31, 2025, 11.7 million shares of Class A common stock were available for grant in the 2024 plan.

The following table presents the classification of stock-based compensation expense for employees and non-employees within the Consolidated Statements of Operations:

	Years ended December 31,
(in thousands)	2025	2024	2023
Cost of revenue	$5,721	$3,636	$5,326
Research and development	61,646	36,184	21,992
General and administrative	42,651	39,681	24,361
Total	$110,018	$79,501	$51,679

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

Stock option activity during the year ended December 31, 2025 was as follows:

(in thousands except share and per share amounts)	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2024	21,941,495	$5.40	7.9	$62,685
Granted	3,510,673	6.98
Cancelled	(3,056,772)	9.16
Exercised	(5,079,675)	1.03		26,874
Outstanding as of December 31, 2025	17,315,721	$6.53	7.3	$13,713
Exercisable as of December 31, 2025	10,053,299	$6.53	6.3	$10,431

As part of the Exscientia acquisition, Recursion granted 5.8 million stock option awards related to the Exscientia legacy awards in 2024.

The fair value of options granted to employees is calculated on the grant date using the Black-Scholes option valuation model. The weighted-average grant-date fair values of stock options granted during the years ended December 31, 2025, 2024 and 2023 were $4.42, $5.64 and $5.64, respectively.

The following weighted-average assumptions were used to calculate the grant-date fair value of stock options:

	Years ended December 31,
	2025	2024	2023
Expected term (in years)	6.2	4.0	5.8
Expected volatility	65%	65%	66%
Expected dividend yield	—	—	—
Risk-free interest rate	4.4%	4.3%	3.6%

As of December 31, 2025, $31.8 million of unrecognized compensation cost related to stock options is expected to be recognized as expense over approximately the next two years.

RSUs

Equity awards granted to employees primarily consist of RSUs and generally vest over four years. The weighted-average grant-date fair value of RSUs generally is determined based on the number of units granted and the quoted price of Recursion’s common stock on the date of grant.

The following table summarizes Recursion’s RSU activity during the year ended December 31, 2025:

	Stock units	Weighted-average grant date fair value
Outstanding as of December 31, 2024	27,304,229	$7.47
Granted	15,706,685	5.84
Vested	(9,600,592)	7.42
Forfeited	(5,920,397)	7.48
Outstanding as of December 31, 2025	27,489,925	$6.55

As part of the Exscientia acquisition, Recursion granted 1.6 million RSU awards related to the Exscientia legacy awards in 2024. Additionally, Recursion granted 8.0 million RSU awards as part of a retention program for Exscientia employees in 2024.

The fair market value of RSUs vested was $71.2 million during the year ended December 31, 2025. As of December 31, 2025, $167.6 million of unrecognized compensation cost related to RSUs is expected to be recognized as expense over approximately the next three years.

Note 11. Employee benefit plans

The Company maintains defined contribution benefit plans for its eligible employees. The plans generally allow employees to make contributions up to a specified percentage of their compensation. The Company generally contributes between 4% to 5% of employee base salary, by matching 100% of the first 4% to 5% of annual base salary contributed by each employee. Employer expenses were $5.8 million, $5.3 million and $3.8 million during the years ended December 31, 2025, 2024 and 2023, respectively.

Note 12. Income Taxes

The loss from continuing operations before income tax benefit is disaggregated as follows:

	Years ended December 31,
(in thousands)	2025	2024	2023
Loss from continuing operations before income tax benefit
United States	(537,644)	(422,851)	(314,372)
Foreign	(107,251)	(41,937)	(17,756)
Total loss from continuing operations before income tax benefit	$(644,895)	$(464,788)	$(332,128)

The provision for income taxes consisted of the following components:

	Years ended December 31,
(in thousands)	2025	2024	2023
Current
Federal	$(237)	$(24)	$—
State		(6)	—
Foreign	5	(474)	—
Total current tax benefit (expense)	$(232)	$(504)	$—
Deferred
Federal	$127,351	$80,110	$82,707
State	10,705	11,918	54,634
Foreign	55,686	9,921	4,564
Change in valuation allowance	(193,374)	(100,318)	(137,843)
Total deferred benefit	$368	$1,631	$4,062
Total income tax benefit	$136	$1,127	$4,062

The benefit for income taxes results in effective rates that differ from the statutory rates. The following is a reconciliation of income tax benefit computed at the statutory federal income tax rate to the total tax benefit computed at the effective tax rate:

	Year ended December 31, 2025
(in thousands)	Percent	Amount
U.S. federal statutory tax rate	21.0%	$135,428
State and local income taxes, net of federal income tax effectsA	0.3%	(203)
Foreign tax effects
UK
Change in valuation allowance	(8.4)%	(50,648)
Gain on Exscientia GmbH sale	1.2%	7,593
Statutory tax rate difference between UK and US	1.0%	6,682
Share-based compensation	1.0%	6,730
Other	1.2%	7,763
Austria
Loss on Exscientia GmbH sale	(1)%	(9,210)
Other	0.0%	(20)
Nontaxable or nondeductible items
Share-based compensation	(1.2)%	(7,847)
Other	(0.1)%	(534)
Effect of cross-border tax laws	(0.9)%	(6,104)
Tax credits
R&D credit - current year generation	3.9%	25,219
Orphan drug credit - current year generation	3.2%	20,750
Change in valuation allowance	(19.8)%	(127,401)
Changes in unrecognized tax benefits	(0.7)%	(4,597)
Other adjustments	(0.5)%	(3,465)
Effective tax rate	0.2%	$136

A State taxes in California and Utah made up the majority (greater than 50%) of the tax effect in this category.

Significant components of deferred tax assets and liabilities were as follows:

	December 31,
(in thousands)	2025	2024
Deferred tax assets
Net operating loss carryforwards	$445,440	$274,421
Research and development capitalization	118,160	134,363
Tax credit carryforwards	117,738	68,811
Unearned revenue	6,020	19,219
Lease liabilities	17,622	23,510
Reserves and accruals	4,093	5,133
Stock-based compensation	10,015	14,730
Other	508	1,175
Gross deferred tax assets	719,596	541,362
Valuation allowance	(665,371)	(466,147)
Net deferred tax asset	54,225	75,215
Deferred tax liabilities
Right-of-use assets	(14,177)	(19,183)
Definite lived intangibles	(56,303)	(67,140)
Depreciable assets	(7,000)	(5,358)
Deferred tax liabilities	(77,480)	(91,681)
Net deferred tax liability	$(23,255)	$(16,466)

The company paid the following income taxes (net of refunds received) during the year:

	December 31,
(in thousands)	2025	2024
Federal	$237	$—
Total income taxes paid (net of refunds received)	$237	—

Reserves for uncertain tax positions against the credit carryforwards were as follows:

	December 31,
(in thousands)	2025	2024
Balance at the beginning of the period	$6,749	$5,417
Increases for positions taken in current year	3,306	1,535
Increase (decrease) for positions taken in prior year	1,748	(203)
Balance at the end of the period	$11,803	$6,749

As of December 31, 2025, the Company had federal NOL carryforwards of $1.1 billion available to reduce taxable income, of which $16.3 million expire beginning with 2037 and $1.1 billion do not expire. The Company had state NOL carryforwards of $894.4 million available to reduce future state taxable income, of which $472.8 million expire beginning with 2031 and $421.6 million that begin to expire in 2032.The Company had foreign NOL carryforwards of $174.8 million available to reduce future foreign taxable income, of which $20.6 million expire beginning with 2032 and $154.3 million that do not expire.

As of December 31, 2025, the Company also had federal and state research and development credit carryforwards of $60.3 million and $16.7 million respectively. As of December 31, 2024, the Company also had federal and state research and development credit carryforwards of $35.1 million and $10.2 million respectively. The Company also had federal Orphan Drug credits of $45.5 million and $24.7 million as of December 31, 2025 and December 31, 2024, respectively, which will begin expiring in 2036. The Company had reserves for uncertain tax positions against these credit carryforwards of $11.8 million and $6.7 million as of December 31, 2025 and December 31, 2024, respectively.

The Company files income tax returns in the United States (federal and various state jurisdictions), Canada, and the United Kingdom. The Company is subject to examination by taxing authorities in these jurisdictions. In the normal course of business, the Company may be subject to audits by tax authorities regarding the timing and amount of taxable income and deductions and the allocation of income among jurisdictions. The Company is not currently under examination in any of these jurisdictions. The Company is subject to income tax examinations on all federal returns since the 2016 tax return.

Significant judgment is required in determining the Company’s provision for income taxes, recording valuation allowances against deferred tax assets and evaluating the Company’s uncertain tax positions. Due to net losses since inception and the uncertainty of realizing certain deferred tax assets, the Company records valuation allowances when it is not more-likely-than-not that such deferred tax assets will be realized. Exscientia, Inc., a separate filing wholly owned subsidiary, is a tax paying entity with no history of cumulative losses. Therefore, no valuation allowance has been placed on this entity as of December 31, 2025. If, in a future period, the Company concludes it is more-likely-than-not that additional deferred tax assets will be realized, the Company may release all, or a portion of, the valuation allowance, which would increase net deferred tax assets (or reduce net deferred tax liabilities) and decrease income tax expense in the period such release is recorded. As of December 31, 2025 and 2024, the Company’s valuation allowance was $665.4 million and $466.1 million, respectively, which increased by approximately $199.2 million and $161.5 million during the years ended December 31, 2025 and 2024, respectively.

Net operating losses (NOLs) and tax credit carry-forwards are subject to review and possible adjustment by the Internal Revenue Service (“IRS”) and may become subject to annual limitation due to ownership changes that occur under Section 382 of the Internal Revenue Code, as amended and similar state provisions. These ownership changes may limit the amount of carryforwards that can be utilized annually to offset future taxable income. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50% over a three-year period. As of December 31, 2025, the Company conducted a Section 382 study through January 31, 2025 and concluded that a deemed ownership change occurred on September 25, 2017. As a result, the Company’s ability to utilize its NOLs and other tax attributes may be limited. The Company will continue to monitor ownership changes for any potential future limitations on its tax attributes.

The OECD released a framework, referred to as Pillar Two, to implement a global minimum corporate tax rate of 15% on certain multinational enterprises. Certain countries have enacted legislation to adopt the Pillar Two framework while several countries are considering or still announcing changes to their tax laws to implement the minimum tax directive. While we do not currently expect Pillar Two to have a material impact on our effective tax rate, our analysis will continue as the OECD continues to release additional guidance and countries implement legislation.

Note 13. Net Loss Per Share

For the years ended December 31, 2025, 2024 and 2023, Recursion calculated net loss per share of Class A, Class B and Exchangeable common stock. Basic net loss per share is computed using the weighted-average number of shares outstanding during the period. Diluted net loss per share is computed using the weighted-average number of shares and the effect of potentially dilutive securities outstanding during the period. Potentially dilutive securities consist of stock options and other contingently issuable shares. For periods presented in which the Company reports a net loss, all potentially dilutive shares are anti-dilutive and as such are excluded from the calculation. For the years ended December 31, 2025, 2024 and 2023, the Company reported a net loss and therefore basic and diluted loss per share were the same.

The rights, including the liquidation and dividend rights, of the holders of the Company’s Class A, Class B and the Exchangeable common stock are identical, except with respect to voting. As a result, the undistributed earnings for each period are allocated based on the contractual participation rights of the Class A, Class B common stock and the Exchangeable common stock as if the earnings for the period had been distributed. As the liquidation and dividend rights are identical, the undistributed earnings are allocated on a proportionate basis and the resulting amount per share for Class A, Class B and Exchangeable common stock was the same during the years ended December 31, 2025, 2024 and 2023.

The following tables set forth the computation of basic and diluted net loss per share of Class A, Class B and Exchangeable common stock during 2025, 2024 and 2023:

	Years ended December 31,
(in thousands, except share amounts)	2025	2024	2023
Numerator:
Net loss	$(644,759)	$(463,661)	$(328,066)
Denominator:
Weighted average common shares outstanding	447,446,109	274,207,146	207,853,702
Net loss per share, basic and diluted	$(1.44)	$(1.69)	$(1.58)

The Company excluded the following potential common shares from the computation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	Years ended December 31,
	2025	2024	2023
Stock based compensation	8,143,319	9,021,895	9,848,141
Tempus agreement	6,350,736	7,802,744	1,073,834
Contingent stock relating to RE Ventures I transaction	315,225	—	—
Total	14,809,280	16,824,639	10,921,975

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

The following tables summarize the Company’s assets and liabilities that are measured at fair value on a recurring basis:

		Basis of fair value measurement
(in thousands)	December 31, 2025	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents:
Cash	$72,627	$72,627	$—	$—
Money market funds	670,667	670,667	—	—
Restricted cash	10,627	10,627	—	—
Total	$753,921	$753,921	$—	$—

		Basis of fair value measurement
(in thousands)	December 31, 2024	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents:
Cash	$198,050	$198,050	$—	$—
Money market funds	235,812	235,812	—	—
Bank deposits	160,487	160,487	—	—
Restricted cash	8,675	8,675	—	—
Total	$603,024	$603,024	$—	$—

In addition to the financial instruments that are recognized at fair value on the Consolidated Balance Sheet, the Company has certain financial instruments that are recognized at amortized cost or some basis other than fair value. The carrying amount of these instruments are considered to be representative of their approximate fair values.

The following tables summarize the Company’s financial instruments that are not measured at fair value:

	Book values		Fair values
(in thousands)	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
Liabilities
Notes payable and financing lease liabilities, current	$9,091	$8,425	$9,091	$8,425
Notes payable and financing lease liabilities, non-current	9,564	19,022	9,564	19,022
Total liabilities	$18,655	$27,447	$18,655	$27,447

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

The following table presents Recursion’s segment net loss:

	Years ended December 31,
(In thousands)	2025	2024	2023
Revenue	$74,681	$58,839	$44,575

Significant segment expenses
Salaries	303,478	242,795	183,643
Consumables	102,905	77,543	65,688
Platform	49,209	15,876	6,353
Discovery	68,193	30,480	19,231
Clinical development	46,383	43,713	39,881
Depreciation and amortization	83,701	36,494	24,402
Other segment items	68,944	90,942	55,437
Loss from operations	648,132	479,004	350,060
Other non-operating income, net	3,237	14,216	17,932
Income tax benefit	136	1,127	4,062
Total segment loss	$644,759	$463,661	$328,066

Supplemental asset information
Total expenditures for additions to long-lived assets	$6,469	$14,134	$14,393

Additional Segment Disclosures

Recursion’s revenues are attributed to the following geographic areas based on the location the services are performed:

	Years ended December 31,
(In thousands)	2025	2024	2023
United States	$39,344	$57,377	$43,806
United Kingdom	35,337	1,135	—
Other	—	327	769
Total	$74,681	$58,839	$44,575

Recursion’s long-lived assets are attributed to the following geographic areas based on their location:

	Years ended December 31,
(In thousands)	2025	2024	2023
United States	$61,075	$78,471	$84,056
United Kingdom	40,488	56,332	—
Canada	2,368	2,631	2,454
Other	—	3,629	—
Total	$103,931	$141,063	$86,510

The above long-lived assets table excludes balances relating to ROU assets of $65.5 million and $92.1 million for 2025 and 2024, respectively. The balances for 2025 and 2024 primarily related to the United States and United Kingdom.

Recursion generates revenue primarily from a single service, research and development services, therefore, the Company does not report additional information on revenue from external customers.

Note 16. Subsequent Events

In February 2026, the Company entered into a Sales Agreement (the “TD Cowen Sales Agreement”) with TD Securities (USA), LLC (the “TD Cowen Sales Agent”), to provide for the offering, issuance and sale of up to an aggregate amount of $300.0 million of its Class A common stock from time to time in “at-the-market” offerings (the TD Cowen ATM Offering). Recursion has not yet sold any shares and is not required to sell additional shares under the TD Cowen Sales Agreement. The Company pays the TD Cowen Sales Agent a commission of less than 3.0% of the aggregate gross proceeds received from all sales of Class A common stock less certain agreed credits and reimbursements. The TD Cowen Sales Agreement continues until the earlier of selling all shares available under the TD Cowen Sales Agreement or terminated by written notice from either of the parties.

Item 9. Changes in and Disagreements with Accountants.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company has established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) designed to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including the principal executive officer (our Chief Executive Officer) and principal financial officer (our Chief Financial Officer), to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2025, our disclosure controls and procedures were not effective due to the material weaknesses described below.

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

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. In performing this assessment, management used the criteria described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2025 due to the material weaknesses described below. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

•We did not design and maintain effective process and controls at the Exscientia business, including with respect to consistent review procedures within the financial statement close process, to appropriately analyze, record and disclose accounting matters timely and accurately while maintaining appropriate segregation of duties; and

•We did not design and maintain effective information technology general controls at the Exscientia business for information systems that are significant to the preparation of our financial statements, including controls to verify that conflicting duties were appropriately segregated within such systems, in addition to controls over change management and program development

The material weakness related to the ineffective process and controls resulted in an immaterial misstatement to unearned revenue and unearned revenue, non-current in our consolidated financial statements as of and for the year ended December 31, 2024. Additionally, each of these material weaknesses could result in a misstatement of substantially all account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in Part II Item 8 of this Annual Report on Form 10-K.

Management’s Remediation Efforts for Unremediated Material Weaknesses

The following remediation actions have been taken in the Exscientia acquired business as of December 31, 2025 related to the material weaknesses described above:

•We have designed and implemented certain information technology general controls and are in the process of implementing additional information technology general controls within the Exscientia business, including controls over the maintenance of appropriate segregation of duties, controls over change management and controls over program development, and
•We have designed and implemented certain processes and controls to appropriately analyze, record and disclose accounting matters timely and accurately while maintaining appropriate segregation of duties and are in the process of implementing others.

In connection with the remediation actions described above, we are in the process of integrating Exscientia’s operations into our overall system of internal control over financial reporting.

We believe the above actions will be effective in remediating the material weaknesses described above. However, the material weaknesses cannot be considered remediated until remediated controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Remediation of Previously Reported Material Weakness relating to Revenue

For the year ended December 31, 2024, our disclosure controls and procedures and internal control over financial reporting were ineffective due to the material weakness in internal control over financial reporting disclosed in Part II, Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2024. The Company did not design and maintain effective controls over the estimated costs and time to completion and controls to validate the completeness and accuracy of data used to calculate revenue and unearned revenue related to its license agreement.

For the year ended December 31, 2025, the Company undertook actions to remediate the material weakness in internal control over financial reporting including the following actions:

•Improvement of documentation procedures regarding specific inquiries related to the cost model used for revenue recognition and the resulting responses;
•Improvement of documentation for the review of changes in the cost model due to responses from inquiries;
•Provided additional documentation for internal reports to validate and support completeness and accuracy of reports; and
•Improvement of documentation of these processes was done with the input of our third-party consultants

Management has completed its testing of these remediated processes, procedures and controls and based on management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2025, our management concluded that, as of the end of the period covered by this report, we had remediated this material weakness.

Changes in Internal Control Over Financial Reporting

For the three months ended December 31, 2025, management was in the process of integrating the internal controls of the acquired business (Exscientia) into Recursion's existing operations as part of the planned integration activities. There were no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended December 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

On February 25, 2026, Recursion entered into a Sales Agreement (the “TD Cowen Sales Agreement”) with TD Securities (USA), LLC (the “TD Cowen Sales Agent”), pursuant to which the Company may, from time to time, sell up to an aggregate amount of $300.0 million of our Class A common stock through the TD Cowen Sales Agent in an “at-the-market” offering (the “TD Cowen ATM Offering”). The Company is not required to sell shares under the TD Cowen Sales Agreement. Recursion will pay the TD Cowen Sales Agent a commission of less than 3% of the aggregate gross proceeds Recursion receive from all sales of our Class A common stock under the TD Cowen Sales Agreement. We have agreed to reimburse TD Cowen for the fees and disbursements of its counsel, payable upon execution of the sales agreement, in an amount not to exceed $100,000, in addition to certain ongoing disbursements of its legal counsel. The TD Cowen Sales Agreement continues until the earlier of selling all shares available under the TD Cowen Sales Agreement or terminated by written notice from either of the parties. No sales have been made under the TD Cowen Sales Agreement.

The TD Cowen ATM Offering is being made under a prospectus supplement dated February 25, 2026, and related prospectus to be filed with the Securities and Exchange Commission pursuant to our automatically effective shelf registration statement on Form S-3ASR (Registration No. 333-284878).

A copy of the TD Cowen Sales Agreement is attached as Exhibit 10.35 to this Annual Report on Form 10-K. The foregoing description of the TD Cowen Sales Agreement does not purport to be complete and is qualified in its entirety by reference to Exhibit 10.35. A copy of the opinion of Wilson Sonsini Goodrich & Rosati, P.C. relating to the validity of the securities issued in the TD Cowen ATM Offering is filed as Exhibit 5.1 to this Annual Report on Form 10-K. See Note 16, “Subsequent Events” to the Condensed Consolidated Financial Statements for additional details.

On December 18, 2025, Robert Hershberg, Vice Chair and Lead Independent Director, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 525,000 shares of the Company’s Class A common stock, a majority of which will not execute absent a significant increase in the market price of the Company’s Class A common stock. The plan is effective until March 19, 2027.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2026 Annual Meeting of Stockholders, which Recursion intends to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year.

Item 11. Executive Compensation.

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2026 Annual Meeting of Stockholders, which Recursion intends to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2026 Annual Meeting of Stockholders, which Recursion intends to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant.

Item 13. Certain Relationships and Related Transactions and Director Independence.

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2026 Annual Meeting of Stockholders, which Recursion intends to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year.

Item 14. Principal Accountant Fees and Services.

Our independent public accounting firm is PricewaterhouseCoopers LLP, Washington, PCAOB Auditor ID 000238.

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2026 Annual Meeting of Stockholders, which Recursion intends to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year.

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

(3) Exhibits Required by Item 601 of Regulation S-K: The information called for by this paragraph is set forth in Item 15(b) below.

(b) Exhibit Index:

		Incorporated by Reference
Exhibit number	Description	Form	File No.	Exhibit No.	Filing Date	Filed / Furnished Herewith
2.1	Transaction Agreement by and between Recursion Pharmaceuticals, Inc. and Exscientia plc dated as of August 8, 2024.	8-K	001-40323	2.1	August 8, 2024
2.2	First Amendment to Transaction Agreement by and between Recursion Pharmaceuticals, Inc. and Exscientia plc dated as of November 5, 2024.	8-K	001-40323	2.1	November 6, 2024
3.1	Amended and Restated Certificate of Incorporation of Recursion Pharmaceuticals, Inc.	8-K	001-40323	3.1	April 21, 2021
3.2	Amended and Restated Bylaws of Recursion Pharmaceuticals, Inc.	8-K	001-40323	3.1	January 31, 2024
4.1	Specimen Class A common stock certificate of the Registrant.	S-1/A	333-254576	4.2	April 15, 2021
4.2	Description of Securities.					X
4.3	Exchangeable Share Support Agreement, dated May 8, 2023.	S-3ASR	333-272281	4.2	May 30, 2023
4.4	Registration Rights Agreement, dated October 24, 2022, by and among the Company and the Purchasers.	8-K	001-40323	10.2	Oct. 25, 2022
4.5	Registration Agreement, dated May 16, 2023, by and among the Registrant, Valence Discovery, Inc., and certain shareholders of Valence Discovery, Inc.	S-3ASR	333-272281	4.3	May 30, 2023
4.6	Registration Agreement, dated May 25, 2023, by and among the Registrant, Recursion Canada Inc., and certain shareholders of Cyclica Inc.	8-K	001-40323	4.1	June 9, 2023
4.7	Registration Rights Agreement, dated July 11, 2023, by and among the Registrant and NVIDIA.	8-K	001-40323	10.2	July 12, 2023
4.8#	Global Access Commitments Agreement between the Registrant and the Bill & Melinda Gates Foundation.	10-K	001-40323	4.8	February 28, 2025
5.1	Opinion of Wilson Sonsini Goodrich & Rosati, Professional Corporation.					X
10.1	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1/A	333-254576	10.1	April 15, 2021
10.2+	2016 Equity Incentive Plan, as amended, and forms of agreement thereunder.	S-1/A	333-254576	10.2	April 15, 2021
10.3+	2021 Equity Incentive Plan and forms of agreements thereunder.	10-K	001-40323	10.3	February 27, 2023
10.4+	2021 Employee Stock Purchase Plan and forms of agreements thereunder.	S-1/A	333-254576	10.4	April 15, 2021
10.5+	2024 Inducement Equity Incentive Plan and forms of agreement thereunder.	S-8	333-283347	4.6	November 20, 2024
10.6+	The Exscientia Unapproved Share Option Plan with RSU Sub-Plan.	S-8	333-283347	4.4	November 20, 2024

10.7+	Exscientia plc 2021 Equity Incentive Plan with Non-Employee Sub-Plan and CSOP Sub-Plan.	S-8	333-283347	4.5	November 20, 2024
10.8	Cyclica Inc. Second Amended and Restated Stock Option Plan.	S-8	333-272282	4.4	May 30, 2023
10.9	Valence Discovery Inc. Stock Option Plan dated April 17, 2018 as amended and restated on November 16, 2021.	S-8	333-272027	4.4	May 18, 2023
10.10+	Executive Incentive Compensation Plan.	S-1/A	333-254576	10.20	April 15, 2021
10.11+	CEO Change in Control and Severance Policy	S-1/A	333-254576	10.21	April 15, 2021
10.12+	Executive Change in Control and Severance Plan (for executives other than the CEO).	S-1/A	333-254576	10.10	April 15, 2021
10.13+	Outside Director Compensation Policy.					X
10.14+	Advisory Agreement dated November 4, 2025 between the Registrant and Christopher Gibson, Ph.D.					X
10.15+	Confirmatory Employment Letter between the Registrant and Christopher Gibson, Ph.D.	S-1/A	333-254576	10.5	April 15, 2021
10.16+	Employment Offer Letter, dated November 5, 2025, between the Registrant and Dr. Najat Khan, Ph.D.					X
10.17+	Employment Offer Letter, dated July 1, 2024, between the Registrant and Dr. Najat Khan, Ph.D.	10-Q	001-40323	10.1	August 8, 2024
10.18+	Confirmatory Employment Letter between the Registrant and Ben Taylor.	10-K	001-40323	10.16	February 28, 2025
10.19+	Confirmatory Employment Letter between the Registrant and David Hallett.					X
10.20+	Form of Exchange Agreement among the Registrant, Christopher Gibson, Ph.D., and entities affiliated with Dr. Gibson.	S-1/A	333-254576	10.22	April 15, 2021
10.21+	Form of Equity Exchange Right Agreement among the Registrant, Christopher Gibson, Ph.D., and entities affiliated with Dr. Gibson.	S-1/A	333-254576	10.23	April 15, 2021
10.22	Office Lease by and between Vestar Gateway, LLC and Registrant, dated November 13, 2017, as amended through December 2022.	10-K	001-40323	10.8	February 27, 2023
10.23#^	Research Collaboration and Option Agreement by and between Bayer AG and the Registrant, dated August 28, 2020.	S-1/A	333-254576	10.14	April 15, 2021
10.24#^	Bayer Collaboration Expansion Agreement, dated December 1, 2021.	10-K	001-40323	10.11	March 23, 2022
10.25#^	Amended and Restated Research Collaboration and Option Agreement by and between Bayer AG and the Registrant, dated November 8, 2023.	10-K	001-40323	10.21	February 29, 2024
10.26#^	Amended and Restated License Agreement between the Registrant and University of Utah Research Foundation, dated February 9, 2016.	S-1/A	333-254576	10.15	April 15, 2021
10.27#^	Exclusive License Agreement between Ohio State Innovation Foundation and Registrant, dated December 21, 2018.	S-1/A	333-254576	10.16	April 15, 2021
10.28#^	License Agreement by and between Takeda Pharmaceutical Company Limited and Registrant, dated May 1, 2020.	S-1/A	333-254576	10.17	April 15, 2021
10.29#^	Roche Collaboration and License Agreement, dated December 5, 2021.	10-K	001-40323	10.25	March 23, 2022
10.30#^	Master Agreement between the Company and Tempus Labs, Inc dated November 3, 2023.	10-Q	001-40323	10.4	November 9, 2023
10.31#^	Research Collaboration and Licence Option Agreement, dated June 27, 2016, by and between Sanofi S.A. and Exscientia AI Limited (then named Exscientia Limited).	10-K	001-40323	10.35	February 28, 2025
10.32#^	Research Collaboration Agreement, dated September 19, 2023, by and between Merck Healthcare KGAA and Exscientia AI Limited.	10-K	001-40323	10.36	February 28, 2025
10.33^	Stock Purchase Agreement, dated October 24, 2022, by and among the Company and the Purchasers.	8-K	001-40323	10.1	Oct. 25, 2022
10.34^	Stock Purchase Agreement, dated July 11, 2023, by and among the Registrant and NVIDIA.	8-K	001-40323	10.1	July 12, 2023

10.35^	Sales Agreement dated February 25, 2026 by and between the Registrant and TD Securities (USA), LLC					X
10.36^	Sales Agreement dated February 28, 2025 by and between the Registrant and Citigroup Capital Markets Inc.	10-K	001-40323	10.39	February 28, 2025
10.37	Form of Voting and Support Agreement.	8-K	001-40323	10.1	August 8, 2024
10.38	Form of Irrevocable Undertaking (Institutional).	8-K	001-40323	10.2	August 8, 2024
10.39	Form of Irrevocable Undertaking (Individual).	8-K	001-40323	10.3	August 8, 2024
10.40	Irrevocable Undertaking of Evotec SE dated August 28, 2024.	8-K	001-40323	10.1	August 28, 2024
19.1^	Recursion Pharmaceuticals, Inc. Insider Trading Policy.					X
21.1	List of Subsidiaries.					X
23.1	Consent of PricewaterhouseCoopers LLP.					X
23.2	Consent of Ernst and Young.					X
24.1	Power of Attorney (included on signature page to this Annual Report on Form 10-K)					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
97.1	Recursion Pharmaceuticals, Inc. Compensation Recovery Policy.	10-K	001-40323	97.1	February 29, 2024
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

+	Indicates a management contract or compensatory plan.
#	Portions of the exhibit, marked by brackets and asterisks [***], have been omitted because the omitted information is not material and (i) would likely cause competitive harm to the registrant if publicly disclosed or (ii) is information that the registrant treats as private or confidential.
^	Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.
*	The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Annual Report on Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.

Item 16. Form 10-K Summary.

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, Recursion Pharmaceuticals, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Salt Lake City, Utah, on February 25, 2026.

RECURSION PHARMACEUTICALS, INC.

By:	/s/ Najat Khan
Najat Khan
Chief Executive Officer

Power of Attorney

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Najat Khan and Ben Taylor his or her true and lawful attorney-in-fact and agent, with full power of substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

IN WITNESS WHEREOF, each of the undersigned has executed this Power of Attorney as of the date indicated opposite his/her name.

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Najat Khan Najat Khan	Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2026

/s/ Ben Taylor Ben Taylor	Chief Financial Officer (Principal Financial and Accounting Officer)	February 25, 2026

/s/ Christopher Gibson Christopher Gibson	Chair of the Board	February 25, 2026

/s/ Robert Hershberg Robert Hershberg	Vice-chair and Lead Director of the Board	February 25, 2026

Blake Borgeson	Director	February 25, 2026

Zachary Bogue	Director	February 25, 2026

/s/ Zavain Dar Zavain Dar	Director	February 25, 2026

/s/ Dean Li Dean Li	Director	February 25, 2026

/s/ Franziska Michor Franziska Michor	Director	February 25, 2026

/s/ Namandjé Bumpus Namandjé Bumpus	Director	February 25, 2026

/s/ Elaine Sun Elaine Sun	Director	February 25, 2026