Form 10-Q
period 2026-03-31
RECURSION PHARMACEUTICALS, INC.
filed 2026-05-06
CIK 1601830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
or
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

As of May 1, 2026, there were 524,677,865 and 5,227,334 of the registrant’s Class A and B common stock outstanding, respectively.

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
•our continued ability to achieve milestones and receive associated milestone payments and royalties from current and future collaborations;
•our ability to use our combined assets from our business combination to create a fully integrated, technology-first drug discovery platform;
•our ability to reduce our cash burn;
•the timing and likelihood of our ability to shift our wet-lab from a source of data generation to a model for validating data from AI-generated results and the projected impact of our ClinTech platform on our business;
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
ii

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
•our ability to maintain effective internal control over financial reporting and disclosure controls and procedures, including our ability to remediate the material weaknesses in internal control over financial reporting;
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
iii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Recursion Pharmaceuticals, Inc.
Condensed Consolidated Balance Sheets (unaudited)
(in thousands, except share and per share amounts)

	March 31,	December 31,
	2026	2025
Assets
Current assets
Cash and cash equivalents	$654,473	$743,294
Restricted cash	5,511	4,594
Other receivables	13,585	24,649
Prepaid data assets	11,742	11,742
Other current assets	24,246	28,566
Total current assets	709,557	812,845

Restricted cash, non-current	5,196	6,033
Property and equipment, net	95,811	103,931
Operating lease right-of-use assets	42,816	45,339
Financing lease right-of-use assets	18,694	20,210
Intangible assets, net	294,073	309,903
Goodwill	160,170	162,158
Deferred tax assets	957	957
Other assets, non-current	12,248	12,754
Total assets	$1,339,522	$1,474,130

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$20,348	$18,118
Accrued expenses and other liabilities	54,205	70,230
Unearned revenue	32,794	37,605
Operating lease liabilities	13,087	12,663
Notes payable and financing lease liabilities	9,265	9,091
Total current liabilities	129,699	147,707

Unearned revenue, non-current	114,723	114,012
Operating lease liabilities, non-current	42,842	46,647
Notes payable and financing lease liabilities, non-current	7,181	9,564
Deferred tax liabilities	18,283	23,255
Other liabilities, non-current	2,025	2,080
Total liabilities	314,753	343,265

Commitments and contingencies (Note 7)

Stockholders’ equity
Common stock, $0.00001 par value; 2,000,000,000 shares (Class A 1,989,032,117 and Class B 10,967,883) authorized as of March 31, 2026 and December 31, 2025; 530,628,653 shares (Class A 524,464,320, Class B 5,307,334 and Exchangeable 856,999) and 528,182,693 shares (Class A 521,831,046, Class B 5,547,334 and Exchangeable 804,313) issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	5	5
Additional paid-in capital	3,191,608	3,170,145
Accumulated deficit	(2,193,506)	(2,076,002)
Accumulated other comprehensive income (loss)	26,662	36,717
Total stockholders’ equity	1,024,769	1,130,865

Total liabilities and stockholders’ equity	$1,339,522	$1,474,130

See the accompanying notes to these condensed consolidated financial statements.

Recursion Pharmaceuticals, Inc.
Condensed Consolidated Statements of Operations (unaudited)
(in thousands, except share and per share amounts)

	Three months ended March 31,
	2026	2025
Revenue
Operating revenue	$6,301	$14,818
Grant revenue	171	(73)
Total revenue	6,472	14,745

Operating costs and expenses
Cost of revenue	12,490	21,829
Research and development	87,896	129,634
General and administrative	34,591	54,650
Total operating costs and expenses	134,977	206,113

Loss from operations	(128,505)	(191,368)
Other income (loss), net	6,397	(11,277)
Loss before income tax benefit	(122,108)	(202,645)
Income tax benefit	4,604	158
Net loss	$(117,504)	$(202,487)

Per share data
Net loss per share of Class A, B and Exchangeable common stock, basic and diluted	$(0.22)	$(0.50)
Weighted-average shares (Class A, B and Exchangeable) outstanding, basic and diluted	529,303,984	402,771,972

See the accompanying notes to these condensed consolidated financial statements.

Recursion Pharmaceuticals, Inc.
Condensed Consolidated Statements of Comprehensive Loss (unaudited)
(in thousands)

	Three months ended
	March 31,
	2026	2025
Net loss	$(117,504)	$(202,487)

Other comprehensive income (loss):
Currency translation adjustments	(10,055)	21,782
Other comprehensive income (loss)	(10,055)	21,782
Comprehensive loss	$(127,559)	$(180,705)

See the accompanying notes to these condensed consolidated financial statements

Recursion Pharmaceuticals, Inc.
Condensed Consolidated Statements of Stockholders’ Equity (unaudited)
(in thousands, except share amounts)

	Common Stock		Additional Paid-in-Capital	Accumulated Deficit	Accumulated other comprehensive income (loss)	Stockholders’ Equity
	(Class A, B and Exchangeable)
	Shares	Amount
Balance as of December 31, 2025	528,182,693	$5	$3,170,145	$(2,076,002)	$36,717	$1,130,865
Net loss	—	—	—	(117,504)	—	(117,504)
Other comprehensive income (loss)	—	—	—	—	(10,055)	(10,055)
Stock option exercises and other	2,613,410	—	(752)			(752)
Stock-based compensation	—	—	22,215	—	—	22,215
Balance as of March 31, 2026	530,796,103	$5	$3,191,608	$(2,193,506)	$26,662	$1,024,769

	Common Stock		Additional Paid-in-Capital	Accumulated Deficit	Accumulated other comprehensive income (loss)	Stockholders’ Equity
	(Class A, B and Exchangeable)
	Shares	Amount
Balance as of December 31, 2024	396,802,394	$4	$2,473,698	$(1,431,283)	$(7,637)	$1,034,782
Net loss	—	—	—	(202,487)	—	(202,487)
Other comprehensive income (loss)	—	—	—	—	21,782	21,782
Stock option exercises and other	4,108,659	—	2,712	76	—	2,788
Stock-based compensation	—	—	36,058	—	—	36,058
Common stock sales issuances, net of issuance costs	5,499,680	—	41,024	—	—	41,024
Balance as of March 31, 2025	406,410,733	$4	$2,553,492	$(1,633,694)	$14,145	$933,947

See the accompanying notes to these condensed consolidated financial statements

Recursion Pharmaceuticals, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited) (in thousands)

	Three months ended March 31,
	2026	2025
Cash flows from operating activities
Net loss	$(117,504)	$(202,487)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	19,673	19,331
Stock-based compensation	22,215	36,058
Asset impairment	—	5,956
Lease expense	5,243	6,130
Loss on disposal of a business	—	4,502
Deferred income taxes	(4,597)	(419)
Other, net	1,674	4,824
Changes in operating assets and liabilities:
Other receivables and assets	14,746	4,839
Prepaid data assets	—	27,131
Unearned revenue	(2,248)	(9,762)
Accounts payable	2,070	3,692
Accrued development expense	730	599
Accrued expenses and other current liabilities	(18,451)	(26,591)
Lease liabilities	(4,652)	(5,760)
Net cash used in operating activities	(81,101)	(131,957)

Cash flows from investing activities
Purchases of property and equipment	(258)	(1,832)
Purchase of an intangible asset	(80)	—
Decrease in cash related to disposal of a business	—	(4,438)
Purchases of investments	—	(1,000)
Net cash used in investing activities	(338)	(7,270)

Cash flows from financing activities
Proceeds from issuance of common shares, net of issuance costs	—	41,024
Equity incentive plans	(1,262)	1,550
Repayment of long-term debt and finance lease liabilities	(2,208)	(2,047)
Net cash provided by (used in) financing activities	(3,470)	40,527

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(3,832)	4,833

Net change in cash, cash equivalents and restricted cash	(88,741)	(93,867)
Cash, cash equivalents and restricted cash, beginning of period	753,921	603,024
Cash, cash equivalents and restricted cash, end of period	$665,180	$509,157

Supplemental schedule of non-cash investing and financing activities
Purchase of an intangible asset	1,915	—
Accrued property and equipment	—	1,146
Purchase of an equity investment	—	4,438

See the accompanying notes to these condensed consolidated financial statements.

Recursion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1.    Description of the Business

Recursion Pharmaceuticals, Inc. (Recursion, the Company, we or our) is a clinical stage TechBio company decoding biology and chemistry to industrialize drug discovery. The Recursion Operating System (Recursion OS), a platform built across diverse technologies, enables the Company to map and navigate trillions of biological and chemical relationships within the Recursion Data Universe, one of the world’s largest proprietary biological and chemical datasets. The Company integrates physical and digital components as iterative loops of atoms and bits scaling wet lab biology and chemistry data organized into virtuous cycles with computational tools to rapidly translate in silico hypotheses into validated insights and novel chemistry.

As of March 31, 2026, the Company had an accumulated deficit of $2.2 billion. The Company expects to incur substantial operating losses in future periods and will require additional capital to advance its drug candidates. The Company does not expect to generate significant revenue until the Company successfully completes significant drug development milestones or in collaboration with third parties, which the Company expects will take a number of years. In order to commercialize its drug candidates, the Company or its partners need to complete clinical development and comply with comprehensive regulatory requirements. The Company is subject to a number of risks and uncertainties similar to those of other companies of the same size within the biotechnology industry, such as the uncertainty of clinical trial outcomes, uncertainty of additional funding and a history of operating losses.

The Company has funded its operations to date primarily through the issuance of Class A common stock (see Note 8, “Common Stock” for additional details). Additionally, the Company has received payments from its strategic partnerships (see Note 9, “Collaborative Development Contracts” for additional details). Recursion will likely be required to raise additional capital. As of March 31, 2026, the Company did not have any unconditional outstanding commitments for additional funding. If the Company is unable to access additional funds when needed, it may not be able to continue the development of its products or the Company could be required to delay, scale back or abandon some or all of its development programs and other operations. The Company’s ability to access capital when needed is not assured and, if not achieved on a timely basis, could materially harm its business, financial condition and results of operations.

Recursion believes that the Company’s existing cash and cash equivalents will be sufficient to fund the Company’s operating expenses and capital expenditures for at least the next 12 months from the issuance date of these financial statements.

Note 2. Basis of Presentation

Basis of Presentation

The unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC). Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP) have been condensed or omitted. These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes for the year ended December 31, 2025.

It is management’s opinion that these condensed consolidated financial statements include all normal and recurring adjustments necessary for a fair statement of the financial position, results of operations and cash flows for the periods presented. Revenue and net loss for any interim period are not necessarily indicative of future or annual results.

Recent Accounting Pronouncements

In December 2025, the FASB issued ASU No. 2025-10, Government Grants (Topic 832). The new standard adds guidance to ASC 832 on the recognition, measurement and presentation of government grants. This standard will be effective for Recursion starting the annual period of 2029 and for interim reporting periods within that annual reporting period. Early adoption is permitted. The amendments can be applied on a prospective, modified prospective or retrospective basis. Recursion is currently assessing the impact of adopting this guidance on its consolidated financial statements.

In September 2025, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2025-07, Derivatives and Hedging (Topic 350) and Revenue from Contracts with Customers (Topic 606). The new standard refines the scope of the guidance on derivatives in Topic 815 and clarifies the guidance on shared-based payments from a customer in ASC 606. This standard will be effective for Recursion starting the annual period of 2027 and for interim reporting periods within that annual reporting period. Early adoption is permitted. Recursion is currently assessing the impact of adopting this guidance on its consolidated financial statements.

In September 2025, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2025-06, Accounting for internal-use software costs (Topic 350). The new standard amends specific aspects of the accounting for internal-use software costs including the criteria for capitalizing software costs. It also amends the related disclosure requirements. This standard will be effective for Recursion starting the annual period ending 2028 and for interim reporting periods within that annual reporting period. Early adoption is permitted. The amendments can be applied on a prospective, modified prospective or retrospective basis. Recursion is currently assessing the impact of adopting this guidance on its consolidated financial statements.

In November 2024, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2024-03, Disaggregation of Income Statement Expenses (Topic 220). The standard requires new disclosures in the notes to the financial statements about certain caption expenses presented on the face of the Income Statement including information on: purchases of inventory; employee compensation; depreciation and intangible asset amortization. Recursion must also disclose a qualitative description of the amounts remaining in expense captions that are not separately disaggregated. This standard will be effective for Recursion starting the annual period of 2027. Early adoption is permitted. The amendments can be applied on a prospective or retrospective basis. Recursion is currently assessing the impact of adopting this guidance on its consolidated financial statements.

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

Recursion is expensing the record purchases based on a contractually agreed price as “Research and Development” expenses in the Condensed Consolidated Statements of Operations as the records are downloaded. To the extent that the Recursion payments to Tempus are greater than or less than the records purchased amount, Recursion records the applicable amount to “Prepaid data assets” or “Accrued data liability” on the Condensed Consolidated Balance Sheet, respectively. Recursion did not purchase any records for the three months ended March 31, 2026. For the three months ended March 31, 2025, record purchases were $27.1 million.

Accrued Expenses and Other Liabilities

	March 31,	December 31,
(in thousands)	2026	2025
Accrued compensation	$14,566	$31,771
Accrued compute liabilities	7,535	8,278
Accrued development expenses	4,214	2,693
Accrued early discovery expenses	7,535	4,581
Accrued professional fees	1,875	1,232
Materials received not invoiced	1,010	703
Accrued license fees	4,915	3,000
Accrued other expenses	12,555	17,972
Accrued expense and other liabilities	$54,205	$70,230

Interest Income, Net

	Three months ended March 31,
(in thousands)	2026	2025
Interest income	$5,963	$5,558
Interest expense	(350)	(508)
Interest income, net	$5,613	$5,050

For the three months ended March 31, 2026 and 2025, interest income primarily related to earnings on cash and cash equivalents in money market funds. Interest expense primarily related to the Company’s supercomputer financing lease. Interest income, net was included in “Other income (loss), net” on the Condensed Consolidated Statements of Operations.

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

Subsequent to closing, in August 2025, Recursion issued additional consideration as part of a required milestone payment. As a result, Recursion recorded an additional expense of $2.4 million

As part of the agreement, Rallybio is eligible to receive additional milestone payments under certain conditions. Milestone payment obligations that are incurred prior to regulatory approval of the compound will be expensed as acquired IPR&D when recognized.

Sale of Exscientia GmbH

In March 2025, Recursion completed the sale of its Austrian operations (Exscientia GmbH) to Alpha Biotechnology GmbH (Alpha). As part of the sale, Recursion obtained a 49% equity interest in Alpha. For the year ended December 31, 2025, Recursion recorded a loss on the disposal of Exscientia GmbH of $4.5 million, which was classified as “Other income (loss), net” on the Condensed Consolidated Statement of Operations. Recursion also recorded a $4.4 million investment on the Condensed Consolidated Balance Sheet within “Other assets, non-current” related to its 49% equity interest in Alpha, which was determined to be an equity method investment.

Note 5.    Leases

The Company has entered into various long-term real estate operating leases primarily related to office, research and development and operating activities and an equipment financing lease related to the supercomputer. The Company’s leases have remaining terms from under one year to seven years and some of those leases include options that provide Recursion with the ability to extend the lease term, generally for five years. The options are included in the lease term when it is reasonably certain that the option will be exercised.

For the three months ended March 31, 2025, Recursion entered into operating lease modifications and terminations resulting in a decrease to the right-of-use asset and lease liability of $10.1 million. The modifications had no impact to the Condensed Consolidated Statements of Operations.

Supplemental cash flow information related to leases were:

	Three months ended March 31,
(in thousands)	2026	2025
Cash paid for amount included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,316	$5,265
Operating cash flows from financing leases	336	495
Financing cash flows from financing leases	2,178	2,019

Right-of-use assets additions, modifications and termination:
Operating leases	$—	$(10,084)

Note 6.    Goodwill and Intangible Assets

Goodwill

The following table summarizes the changes in the carrying amount of goodwill:

(in thousands)
Balance as of December 31, 2025	$162,158
Foreign currency translation adjustments	(1,988)
Balance as of March 31, 2026	$160,170

No goodwill impairment was recorded during the three months ended March 31, 2026 and 2025.

Intangible Assets, Net

The following table summarizes intangible assets:

	March 31, 2026			December 31, 2025
(in thousands)	Gross carrying amount	Accumulated Amortization	Net carrying amount	Gross carrying amount	Accumulated Amortization	Net carrying amount
Definite-lived technology intangible assets	$233,086	$(79,725)	$153,361	$236,497	$(69,156)	$167,341
Definite-lived licensed intangible assets	13,072	(7,908)	5,164	11,158	(6,619)	4,539
Indefinite-lived intangible assets	135,548	—	135,548	138,023	—	138,023
Total intangible assets	$381,706	$(87,633)	$294,073	$385,678	$(75,775)	$309,903

Amortization expense was $12.7 million and $11.7 million during the three months ended March 31, 2026 and 2025, respectively. Amortization expense was included in “Research and Development” in the Condensed Consolidated Statements of Operations. Intangible assets, net decreased by $5.2 million during the three months ended March 31, 2026 due to foreign currency translation adjustments.

No indefinite-lived intangible asset impairment charges were recorded during the three months ended March 31, 2026 and 2025.

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

Indemnification

The Company has agreed to indemnify its officers and directors for certain events or occurrences, while the officer or director is or was serving at the Company’s request in such capacity. The Company purchases directors and officers liability insurance coverage that provides for reimbursement to the Company for covered obligations and this is intended to limit the Company’s exposure and enable it to recover a portion of any amount it pays under its indemnification obligations. The Company had no liabilities recorded for these agreements as of March 31, 2026 and December 31, 2025, as no amounts were probable.

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

In February 2021, the Company entered into a lease agreement for laboratory and office space (the Industry Lease) with Industry Office SLC, LLC (the landlord). In March 2023, the Company sent a letter to the landlord detailing numerous construction delays and irregularities, deficiencies and deviations from applicable structural drawings and/or non-conforming conditions with applicable building codes (collectively, the Claims). On June 23, 2023, the landlord filed a lawsuit against the Company (Industry Office SLC, LLC v. Recursion Pharmaceuticals, Inc., Case No. 230904627) amended in October 2023, in the Third District Court for Salt Lake County, State of Utah (the Court), alleging anticipatory repudiation, breach of contract and breach of the implied covenant of good faith and fair dealing and seeks monetary damages and attorney’s fees. As of March 31, 2026, the Company had no liability recorded for these events as an unfavorable outcome was not probable. In September 2023, the Company filed claims in the Court against the landlord alleging, among other things, breach of contract and fraudulent misrepresentation (the Counterclaims). In October 2023, the landlord filed an answer and denied the Company’s allegations asserted in the Counterclaims. The Company and the landlord are currently engaged in discovery. The Company is unable to estimate the possible amount or range of damages associated with the Counterclaims.

Pledged Assets

As of March 31, 2026, assets pledged as collateral against finance leases totaled $15.2 million. Assets pledged as collateral are Lab Equipment reported in “Property and Equipment, net” on the Condensed Consolidated Balance Sheet. As of March 31, 2026, the liabilities associated with collateral pledged were solely comprised of a finance lease and had a carrying value of $16.2 million. The collateral pledged under the lease agreement may only be operated by the Company within the continental United States and must maintain a good title. The assets cannot be sold, disposed of or repledged by the Company.

Note 8. Common Stock

Each share of Class A common stock entitles the holder to one vote per share and each share of Class B common stock entitles the holder to 10 votes per share on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the Company’s Board of Directors. As of March 31, 2026 and December 31, 2025, no dividends had been declared.

At-The-Market Offerings

In February 2026, the Company entered into a Sales Agreement (the TD Cowen Sales Agreement) with TD Securities (USA), LLC (the TD Cowen Sales Agent), to provide for the offering, issuance and sale of up to an aggregate amount of $300 million of its Class A common stock from time to time in at-the-market offerings (the TD Cowen ATM Offering). The TD Cowen ATM Offering was made under a prospectus supplement dated February 24, 2026 and related prospectus filed with the Securities and Exchange Commission pursuant to the Company’s automatically effective shelf registration statement on Form S-3 (Registration No. 333-284878).

For the three months ended March 31, 2026, the Company sold no shares. As of March 31, 2026, an amount of $300.0 million remained available for future sales under the Sales Agreement.

Prior to February 2026, Recursion had entered into sales agreements with Citigroup Capital Markets Inc. and Jefferies LLC. See Note 8, “Common Stock,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Valence Acquisition Exchangeable Shares

In May 2023, in connection with the acquisition of Valence Discovery Inc. (Valence), the Company entered into an agreement to issue up to 5.9 million shares of Class A common stock (the Exchangeable Shares), that may be issued upon exchange of exchangeable shares of a subsidiary of Recursion. The Exchangeable Shares are substantially the economic equivalent of the Class A shares and classified as common stock within the Company’s stockholders’ equity. The Company’s calculation of weighted-average shares outstanding includes the exchangeable shares. As of March 31, 2026, 4.9 million Exchangeable Shares have been redeemed for Class A shares.

Registration Rights Agreements

Tempus agreement
In November 2023, in connection with the Tempus Agreement, the Company filed a registration statement for resale of the shares of Class A common stock issued or issuable under the Tempus Agreement. A new registration statement (333-284878) was filed in February 2025 and a prospectus supplement covering all shares that have been issued under the Tempus Agreement and remained held by Tempus was filed in May 2025 and in November 2025, a prospectus supplement was filed to register shares issued to Tempus in payment for the 2025 annual fee.

After registration of any shares issued to Tempus under the Tempus Agreement, the Company has agreed to use commercially reasonable efforts to keep such registration statement effective until such date that all shares issued to Tempus covered by such registration statement have been sold.

Acquisitions
In November 2024, in connection with the acquisition of Exscientia plc (Exscientia), the Company filed a Registration Agreement providing for the resale of the shares of Class A common stock issued for Recursion stock options and RSUs. A registration statement on Form S-8 (File No. 333-283347) was filed to register the shares for resale by the holders. The registration statement must remain effective as long as such Recursion stock options and RSUs remain outstanding.

In May 2023, in connection with the acquisition of Valence, the Company filed a Registration Agreement providing for the resale of the shares of Class A common stock and Exchange Shares issued or issuable in such transaction. A registration statement on Form S-3ASR (File No. 333-272281) was filed to register the shares for resale by the holders. The registration statement must remain effective for a period of not less than three years.

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

Pricing
The Company received a $100.0 million non-refundable upfront payment. The Company has received multiple milestone payments related to this agreement totaling approximately $34.0 million. These related to the advancement of several of the discovery programs within the collaboration and the addition of an existing Company program into the collaboration. Recursion is eligible for additional milestone payments based on performance progress of the collaboration and tiered royalties ranging from high-single-digits to mid-teens. Recursion could earn a maximum of $555.0 million from all research milestones and $1.8 billion from all development and regulatory milestones.

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

The Company has determined the transaction price to be $154.5 million, for the initial performance obligations, comprised of the upfront payment, several milestones that have been achieved and estimated additional target exercises. Recursion has fully constrained the amounts of remaining variable consideration to be received from potential milestones considering the stage of development and the risks associated with the remaining development required to achieve each milestone. Recursion will re-evaluate the transaction price each reporting period.

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

Accounting
Recursion has determined that it has three performance obligations related to the small molecule projects and the transaction price to be $20.1 million. Recursion has fully constrained the amounts of remaining variable consideration to be received from potential milestones. Recursion will re-evaluate the transaction price each reporting period.

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

Pricing
In January 2022, Recursion received a $150.0 million non-refundable upfront payment from the Company’s collaboration with Roche. In September 2024, Recursion received a $30.0 million milestone payment ( “acceptance fee 1”), which was an acceptance fee related to the first accepted neuroscience Phenomap. In October 2025, Recursion received another $30.0 million milestone payment (“acceptance fee 2”), which was an acceptance fee related to the second accepted neuroscience Phenomap. Recursion is eligible for additional milestone payments based on performance progress of the collaboration. Each of the Phenomaps requested by Roche and created by Recursion may be subject to either an initiation fee, acceptance fee or both. Such fees could exceed $250.0 million for 16 accepted Phenomaps. In addition, for a period of time after Roche’s acceptance of certain Phenomaps,

Roche will have the option to obtain, subject to payment of an exercise fee, rights to use outside the collaboration the raw images generated in the course of creating those Phenomaps. If Roche exercises its external use option for all 12 eligible Phenomaps, Roche’s associated exercise fee payments to Recursion could exceed $250.0 million. Under the collaboration, Roche may initiate up to 40 programs, each of which, if successfully developed and commercialized, could yield more than $300.0 million in development, commercialization and net revenue milestones for Recursion, as well as tiered royalties on net revenue.

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

The Company has determined the transaction price to be $210.0 million, comprised of the upfront payment and the acceptance fees. The consideration did not include the $30.0 million variable consideration for the first acceptance fee until the map was accepted, which was during the third quarter of 2024. As a result of Roche’s acceptance of the neuroscience Phenomap, Recursion is now recognizing the acceptance fee as part of the transaction price over the completion period of one of the neuroscience performance obligations. The consideration did not include the $30.0 million variable consideration for the second acceptance fee until the map was accepted, which was during the fourth quarter of 2025. As a result of Roche’s acceptance of the neuroscience Phenomap, Recursion is now recognizing the acceptance fees as part of the transaction price over the completion period of one of the neuroscience performance obligations. Recursion has fully constrained the remaining amounts of variable consideration to be received from potential milestones considering the stage of development and the risks associated with the remaining development required to achieve each milestone. Recursion will re-evaluate the transaction price each reporting period.

The Company recognizes revenue over time based on costs incurred relative to total expected costs to perform the research and development services. Recursion has estimated the completion of the performance obligations by 2028.

Additional Revenue Disclosures

Of the revenue recognized during the three months ended March 31, 2026 and 2025, $4.4 million and $14.7 million was included in the unearned revenue balance as of December 31, 2025 and December 31, 2024, respectively. Revenue recognized was from the upfront and variable consideration payments received from the related contracts, which decreased the aggregate unearned revenue recognized. As of March 31, 2026, the Company had $5.2 million of costs incurred to fulfill a contract on its Condensed Consolidated Balance Sheet within “Other Current Assets.”

Unearned revenue was classified as short-term and long-term on the Condensed Consolidated Balance Sheets based on the Company’s estimate of revenue that will be recognized during the next twelve months.

Note 10. Stock-Based Compensation

In April 2021, the Board of Directors and the stockholders of the Company adopted the 2021 Equity Incentive Plan (the 2021 Plan). The Company may grant stock options, restricted stock units (RSUs), stock appreciation rights, restricted stock awards and other forms of stock-based compensation. As of March 31, 2026, 27.1 million shares of Class A common stock were available for grant in the 2021 plan. In November 2024, the Board of Directors and the stockholders of the Company adopted the 2024 Inducement Equity Incentive Plan (the 2024 Plan) as part of the Exscientia acquisition. As of March 31, 2026, 11.3 million shares of Class A common stock were available for grant in the 2024 plan.

The following table presents the classification of stock-based compensation expense for employees and non-employees within the Condensed Consolidated Statements of Operations:

	Three months ended March 31,
(in thousands)	2026	2025
Cost of revenue	$900	$2,950
Research and development	11,876	17,800
General and administrative	9,219	14,839
Total	$21,995	$35,589

RSUs

Equity awards granted to employees primarily consist of RSUs and generally vest over four years. The weighted-average grant-date fair value of RSUs generally is determined based on the number of units granted and the quoted price of Recursion’s common stock on the date of grant.

The following table summarizes Recursion’s RSU activity during the three months ended March 31, 2026:

	Stock units	Weighted-average grant date fair value
Outstanding as of December 31, 2025	27,489,925	$6.55
Granted	6,154,778	3.98
Vested	(2,703,740)	6.69
Forfeited	(2,375,565)	6.46
Outstanding as of March 31, 2026	28,565,398	$5.99

The fair market value of RSUs vested was $18.1 million during the three months ended March 31, 2026. As of March 31, 2026, $159.1 million of unrecognized compensation cost related to RSUs is expected to be recognized as expense over approximately the next three years.

Note 11. Income Taxes

The Company did not incur a significant amount of U.S. income tax expense during the three months ended March 31, 2026 and 2025. The Company has historically incurred operating losses and continues to maintain a full valuation allowance against most of its U.S. net deferred tax assets. Foreign income tax benefits were $5.5 million for the three months ended March 31, 2026 and the Company did not incur a significant amount for 2025.

The Company’s U.S. net operating loss (“NOL”) and tax credit carryforwards are subject to review and adjustment by the Internal Revenue Service (“IRS”) and may be subject to annual limitations under Section 382 of the Internal Revenue Code, as amended and similar state provisions in the event of certain ownership changes. These ownership changes may limit the amount of NOLs and other tax attributes that can be utilized annually to offset future taxable income. In general, an ownership change, as defined by Section 382, occurs when the ownership of certain shareholders or public groups increases by more than 50% over a rolling three-year period. As of March 31, 2026, the Company completed a Section 382 study covering the period through January 31, 2025 and concluded that a deemed ownership change occurred on September 25, 2017. As a result, the Company’s ability to utilize its NOLs and other tax attributes may be subject to annual limitations. The Company will continue to monitor ownership changes that could result in additional limitations on the utilization of its tax attributes.

The Company files income tax returns in the United States (federal and various state jurisdictions), Canada and the United Kingdom and is subject to examination by taxing authorities in these jurisdictions. The Company is not currently under examination by any taxing authority. For U.S. federal income tax purposes, tax years beginning with 2016 remain open for examination.

Note 12. Net Loss Per Share

For the three months ended March 31, 2026 and 2025, Recursion calculated net loss per share of Class A, Class B and the Exchangeable common stock. Basic net loss per share is computed using the weighted-average number of shares outstanding during the period. Diluted net loss per share is computed using the weighted-average number of shares and the effect of potentially dilutive securities outstanding during the period. Potentially dilutive securities consist of stock options and other contingently issuable shares. For periods presented in which the Company reports a net loss, all potentially dilutive shares are anti-dilutive and as such are excluded from the calculation. For the three months ended March 31, 2026 and 2025, the Company reported a net loss and therefore basic and diluted loss per share were the same.

The rights, including the liquidation and dividend rights, of the holders of the Company’s Class A, Class B and the Exchangeable common stock are identical, except with respect to voting. As a result, the undistributed earnings for each period are allocated based on the contractual participation rights of the Class A, Class B and the Exchangeable common stock as if the earnings for the period had been distributed. As the liquidation and dividend rights are identical, the undistributed earnings are allocated on a proportionate basis and the resulting amount per share for Class A, Class B and the Exchangeable common stock was the same during the three months ended March 31, 2026 and 2025.

The following tables set forth the computation of basic and diluted net loss per share of Class A, Class B and Exchangeable common stock:

	Three Months Ended March 31,
(in thousands, except share and per share amounts)	2026	2025
Numerator:
Net loss	$(117,504)	$(202,487)
Denominator:
Weighted average common shares outstanding	529,303,984	402,771,972
Net loss per share, basic and diluted	$(0.22)	$(0.50)

The Company excluded the following potential common shares from the computation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended March 31,
	2026	2025
Stock based compensation	5,504,219	11,896,288
Tempus agreement	—	5,369,128
Total	5,504,219	17,265,416

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

The Company is required to maintain a cash balance in a collateralized account to secure the Company’s credit cards. Additionally, the Company holds restricted cash related to an outstanding letter of credit issued by J.P. Morgan, which was obtained to secure certain Company obligations relating to tenant improvements. Recursion also holds restricted cash as required by a lease agreement. The Company also holds restricted cash as required by several grant agreements.

The following tables summarize the Company’s assets and liabilities that are measured at fair value on a recurring basis:

	March 31, 2026	Basis of fair value measurement
(in thousands)		Level 1	Level 2	Level 3
Assets
Cash and cash equivalents:
Cash	$45,442	$45,442	$—	$—
Money market funds	609,031	609,031	—	—
Restricted cash	10,707	10,707	—	—
Total	$665,180	$665,180	$—	$—

	December 31, 2025	Basis of fair value measurement
(in thousands)		Level 1	Level 2	Level 3
Assets
Cash and cash equivalents:
Cash	$72,627	$72,627	$—	$—
Money market funds	670,667	670,667	—	—
Restricted cash	10,627	10,627	—	—
Total	$753,921	$753,921	$—	$—

In addition to the financial instruments that are recognized at fair value on the Condensed Consolidated Balance Sheet, the Company has certain financial instruments that are recognized at amortized cost or some basis other than fair value. The carrying amount of these instruments are considered to be representative of their approximate fair values.

The following tables summarize the Company’s financial instruments that are not measured at fair value:

	Book values		Fair values
(in thousands)	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025
Liabilities
Notes payable and financing lease liabilities, current	$9,265	$9,091	$9,265	$9,091
Notes payable and financing lease liabilities, non-current	7,181	9,564	7,181	9,564
Total liabilities	$16,446	$18,655	$16,446	$18,655

Note 14. Segment Information

Segment loss

Recursion operates as a single operating segment that is managed on a consolidated basis. The Company’s chief operating decision maker (CODM) is its Chief Executive Officer. The CODM uses segment net loss to evaluate the performance of its segment, analyze financial trends, compare the budget to the actual operating results and make resource allocation decisions. Segment net loss represents the Company’s consolidated net loss. All corporate costs, global function support costs, overhead costs and other shared costs are included within this segment. Other segment items primarily include general and administrative expenses including facilities, information technology, professional fees (including auditing, tax and legal) and insurance.

The following table presents Recursion’s segment revenue, significant segment expenses, and segment net loss:

	Three months ended March 31,
(In thousands)	2026	2025
Revenue	$6,472	$14,745

Significant segment expenses
Salaries	74,298	83,554
Consumables	7,146	54,677
Platform	7,614	8,765
Discovery	6,332	6,287
Clinical development	6,569	10,564
Depreciation and amortization	19,673	19,331
Other segment items	13,345	22,935
Loss from operations	128,505	191,368
Other non-operating income (loss), net	6,397	(11,277)
Income tax benefit	4,604	158
Total segment loss	$117,504	$202,487

Supplemental asset information
Total expenditures for additions to long-lived assets	$258	$2,978

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following is a discussion and analysis of the financial condition of Recursion Pharmaceuticals, Inc. (Recursion, the Company, we, us or our) and the results of our operations. This commentary should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and accompanying notes appearing in Item 1, “Financial Statements” and the Company’s audited consolidated financial statements and accompanying notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Annual Report on Form 10-K for the year ended December 31, 2025 (the 2025 Annual Report). This discussion, particularly information with respect to our future results of operations or financial condition, business strategy and plans and objectives of management for future operations, includes forward-looking statements that involve risks and uncertainties as described under the heading "Note About Forward-Looking Statements" in this Quarterly Report on Form 10-Q. You should review the disclosure under the heading "Risk Factors" in the 2025 Annual Report and in our subsequent Quarterly Reports on Form 10-Q, including this Quarterly Report on Form 10-Q, for a discussion of important factors that could cause our actual results to differ materially from those anticipated in these forward-looking statements. We assume no obligation to revise or publicly release any revision to any forward-looking statements contained in this Quarterly Report on Form 10-Q, unless required by law.
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
Overview
Recursion is a clinical-stage TechBio company with a mission to decode biology to radically improve lives. We have advanced a portfolio of differentiated internal programs and strategic partnerships powered by our integrated drug discovery and development platform, the Recursion Operating System (OS). This platform provides end-to-end, AI-native capabilities that span from novel biological ideas through the clinic, integrating multimodal biological data generation, AI-powered small molecule synthesis, and AI-enabled clinical development. All of our technologies are designed to translate complex science into medicines that matter — faster, better, and at scale — for patients who are waiting.
Wholly Owned Pipeline Updates

Favorable Safety and PK Data for REC-1245 (RBM39):

Preliminary safety and pharmacokinetic (PK) data from REC-1245, a potential first-in-class RBM39 degrader discovered and developed using Recursion’s platform, highlight early clinical progress for a novel approach to targeting cancer vulnerabilities linked to replication stress and DNA repair.

REC-1245 advanced from biological discovery to development candidate in 18 months, more than twice as fast as the industry average, demonstrating Recursion’s ability to identify novel targets and design differentiated molecules using its integrated AI-enabled platform.

Early data from the ongoing Phase 1/2 DAHLIA study show:

•REC-1245 was well-tolerated across select solid tumors (n=16)
•No dose-limiting toxicities (DLTs) have been observed to date, and the maximum tolerated dose has not yet been reached
•The majority of TRAEs were Grade 1 or 2, most common GI-related events were constipation, nausea, and vomiting
•Pharmacokinetic analysis demonstrates predictable, dose-dependent exposure across evaluated patients
•Pharmacodynamic assessments demonstrate target engagement
•Dose escalation is ongoing to determine the recommended Phase 2 dose for monotherapy expansion cohorts

Treatment-Related Adverse Event (TRAE)
Patients (n=16)
Patients with any TRAE	10 (62.5%)
Grade 1-2	9 (56.3%)
Grade 3	1 (6.2%)
Grade 4-5	0 (0.0%)

Continued Momentum for REC-4881 (MEK1/2):

REC-4881 is an allosteric MEK1/2 inhibitor being developed for familial adenomatous polyposis (FAP), a genetically defined disease driven by APC loss. Based on platform insights into MAPK pathway modulation in APC-deficient systems, REC-4881 represents a targeted approach to addressing the underlying biology of disease progression:

•Phase 2 positive proof-of-concept clinical data showed a median 43% reduction in polyp burden at Week 13, deepening to 53% at Week 25 following a treatment break, with 40% of patients demonstrating improvement in Spigelman stage, supporting a differentiated and durable profile in FAP.
•Safety was consistent with MEK1/2 inhibition, with mostly Grade 1–2 TRAEs, Grade 3 events in 15.8% of patients, no Grade ≥4 TRAEs, and commonly including dermatitis acneiform/rash and increased CPK.

Recursion has initiated FDA engagement to align on a potential registrational study design, with an update expected in the second half of 2026. Expansion of TUPELO to include patients aged 18+ to support a broader development strategy is also ongoing.

First Patient Dosed in REC-4539 (LSD1 inhibitor):

REC-4539, an AI-designed, LSD1 inhibitor, highlights early progress for a differentiated approach to targeting epigenetic drivers in cancer. In April, the first patient was dosed in the ENLYGHT Phase 1 clinical study for solid tumors, including small cell lung cancer (SCLC).

REC-4539 was precision designed to have a reversible mechanism and shorter predicted human half-life to address treatment-limiting platelet toxicity observed with other LSD1 inhibitors, enabling a potentially differentiated profile across solid tumors and hematologic malignancies.

The differentiated, CNS-penetrant development candidate was delivered in approximately 20 months through Recursion’s AI-native design platform, demonstrating the Company’s ability to rapidly translate platform insights into optimized clinical candidates.

For the rest of the portfolio, programs continue to progress as planned.

Expected upcoming milestones across Recursion’s wholly-owned pipeline:

•REC-4881 (MEK1/2):
◦Regulatory update expected in 2H26
◦Additional Phase 1b/2 clinical data expected in 1H27
•REC-1245 (RBM39): Additional Phase 1 dose escalation data expected in 2H26
•REC-7735 (PI3Kα H1047R) and REC-102 (ENPP1): IND-enabling studies ongoing; data-driven go/no-go decision on Phase 1 initiation expected in 2H26
•REC-617 (CDK7): Early Phase 1 safety and PK combination data expected in 1H27
•REC-3565 (MALT1): Early Phase 1 safety and PK monotherapy data expected in 1H27
•REC-4539 (LSD1): Early Phase 1 safety and PK monotherapy data expected in 2H27

Advancing partnered discovery, with over $500 million in milestone and upfront payments achieved to date:

ACCEPTED
Sanofi
I&I 1 program
3Q23
ACCEPTED
Sanofi
Onc 1 program
3Q24
ACCEPTED
Sanofi
I&I 3 program
2Q25
ACCEPTED
Sanofi
Onc 2 program
1Q26
Sanofi
I&I 2 program
3Q24
2023
2024
2025
2026
ACCEPTED
Roche and Genentech
Small molecule validation program (one oncology indication)
3Q23
ACCEPTED
Roche and Genentech
Neuron AI biological map
3Q24
ACCEPTED
Roche and Genentech
Microglia AI biological map
4Q25

Meaningful upcoming milestones across partnered discovery:

Recursion continues to advance partnered programs that leverage complementary strengths of the Recursion OS.

In AI-enabled chemistry, Sanofi and Recursion joint programs continue progressing toward development candidate designation and earlier-stage milestones over the next 12 months, including programs designed against challenging targets in immunology and oncology.

In AI-enabled biology, Recursion expects to continue jointly translating insights from its large-scale maps of biology delivered to Roche and Genentech into potential target validation milestones over the next 12 months. The maps, jointly built by Recursion, Roche and Genentech are disease-relevant high-content maps built at large scale, including a Neuron map generated from a subset of 1 trillion internally manufactured iPSC-derived neuronal cells and a Microglia map generated from more than 100 billion internally manufactured iPSC-derived microglial cells. Additionally, we are combining our phenomics dataset with Roche and Genentech’s proprietary transcriptomics data to build multi-modal maps designed to explore potential novel targets and pathways by systematically linking gene perturbations to cellular phenotypes

Recursion OS Advances: Driving platform innovations, grounded in impact

Full Stack AI-powered Platform: The Recursion Operating System (OS) is continuing to drive program development by integrating AI across multimodal biology, precision design, and next-generation clinical development—enabling faster, more efficient, and more innovative drug discovery and development from biology to insight, insight to molecule, and molecule to patient.

State of the Art Transcriptomics Models: Built to better connect Recursion’s proprietary perturbational biology with patient biology to find novel insights and medicines, the integration of these models help bridge the translation gap between what we see in the lab and what matters in disease:

•TxPert, recently featured in Nature Biotechnology, is a proof-of-principle model for predicting transcriptomic responses to perturbations. The model can generalize beyond its training data, including predicting responses to unseen single-gene perturbations, novel combinations, and known perturbations in new cell types—enabling more efficient hypothesis generation and experimental prioritization, and laying the foundation for Recursion's Virtual Cell.
•TxFM, presented at the ICLR Workshop on Foundation Models for Science, is a transcriptomics foundation model designed to connect lab perturbations with patient biology within the Recursion OS. Trained on a large, curated dataset of public and proprietary data, it outperforms 16 leading foundation models and baselines, including models trained on datasets 10–100x larger. Beyond enabling target identification, mechanistic understanding, and patient stratification, TxFM's superior batch correction and denoising drive operational efficiency—reducing experimental re-runs, enabling cross-experiment comparisons, and increasing the value of every sequencing dollar spent.

Financing and Operations

Since 2024, our financing and operations activities include the following: In June 2024, we issued an aggregate of 35.4 million shares of our Class A common stock at a purchase price of $6.50 per share and received net proceeds of $216.4 million, after deducting transaction costs of $13.6 million. In September 2024, we received a Phenomap acceptance fee of $30.0 million from our collaboration with Roche. In February 2025, the Company terminated the Sales Agreement with Jefferies LLC and entered into a Sales Agreement with Citigroup Capital Markets Inc., to provide for the offering, issuance and sale of up to an aggregate amount of $500.0 million of its Class A common stock. In 2025, the Company sold 99.9 million shares and received net proceeds of $491.7 million under the agreement. Pursuant to its terms, the Sales Agreement was completed and no amount remained available for future sales. In 2025, we received multiple milestone payments related to our collaborative development contracts totaling $37.0 million, with aggregate milestone inflows in 2026 of $4.0 million. In February 2026, the Company entered into a Sales Agreement with TD Securities (USA) LLC (TD Cowan), to provide for the offering, issuance and sale of up to an aggregate amount of $300.0 million of its Class A common stock. As of March 31, 2026, no amounts have been sold under the Sales Agreement with TD Cowan.

We use the capital we have raised to fund operating and investing activities across platform research operations, drug discovery, clinical development, digital and other infrastructure, creation of our portfolio of intellectual property and administrative support. We do not have any products approved for commercial sale and have not generated any revenues from product sales. Cash, cash equivalents and restricted cash totaled $665.2 million as of March 31, 2026. Based on our current operating plan, we believe that our cash and cash equivalents will be sufficient to fund our operations for at least the next twelve months.

Since inception, we have incurred significant operating losses. Our net losses were $117.5 million and $202.5 million during the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, our accumulated deficit was $2.2 billion.

As of March 31, 2026, we did not have any unconditional outstanding commitments for additional funding. We anticipate that we will need to raise additional financing in the future to fund our operations, including the potential commercialization of any approved product candidates. Until such time, if ever, as we can generate significant product revenue, we expect to finance our operations with our existing cash and cash equivalents, any future equity or debt financings and upfront, milestone and royalty payments, if any, received under current or future license or collaboration agreements. We may not be able to raise additional capital on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, results of operations and financial condition may be adversely affected.

We had a valuation allowance against all of our Canadian subsidiary deferred tax assets (DTAs) as of March 31, 2026, and December 31, 2025. We intend to continue maintaining a full valuation allowance on the Canadian DTAs until there is sufficient evidence to support the reversal of all or some portion of these allowances. However, given our current earnings and anticipated future earnings of our Canadian operations, we believe that there is a reasonable possibility that within the next 12 months, sufficient positive evidence may become available to allow us to reach a conclusion that a significant portion of the valuation allowance will no longer be needed. Release of the valuation allowance would result in the recognition of certain DTAs and a decrease to income tax expense for the period the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to change on the basis of the level of profitability that we are able to actually achieve.

Results of Operations

The following table summarizes our results of operations:

(in thousands, except percentages)	Three months ended March 31,		Change
	2026	2025	$	%
Revenue
Operating revenue	$6,301	$14,818	$(8,517)	(57)%
Grant revenue	171	(73)	244	n/m
Total revenue	6,472	14,745	(8,273)	(56)%

Operating costs and expenses
Cost of revenue	12,490	21,829	(9,339)	(43)%
Research and development	87,896	129,634	(41,738)	(32)%
General and administrative	34,591	54,650	(20,059)	(37)%
Total operating costs and expenses	134,977	206,113	(71,136)	(35)%

Loss from operations	(128,505)	(191,368)	62,863	33%
Other income, net	6,397	(11,277)	17,674	>100%
Loss before income tax benefit	(122,108)	(202,645)	80,537	40%
Income tax benefit (expense)	4,604	158	4,446	n/m
Net loss	$(117,504)	$(202,487)	$84,983	42%
n/m = Not meaningful

Revenue

The following table summarizes our components of revenue:

	Three months ended March 31,		Change
(in thousands, except percentages)	2026	2025	$	%
Revenue
Operating revenue	$6,301	$14,818	$(8,517)	(57)%
Grant revenue	171	(73)	244	n/m
Total revenue	$6,472	$14,745	$(8,273)	(56)%
n/m = Not meaningful

Operating revenue is generated through research and development agreements derived from strategic alliances. We are entitled to receive variable consideration as certain milestones are achieved. The timing of revenue recognition is not directly correlated to the timing of cash receipts.

For the three months ended March 31, 2026, the decrease in revenue compared to the prior period was due to a decrease in revenue recognized from Roche due to the successful completion of certain project phases in the prior period.

Cost of Revenue

The following table summarizes our cost of revenue:

(in thousands, except percentages)	Three months ended March 31,		Change
	2026	2025	$	%
Total cost of revenue	$12,490	$21,829	$(9,339)	(43)%

Cost of revenue consists of the Company’s costs to provide services for drug discovery required under performance obligations with partnership customers. These primarily include materials costs, service hours performed by our employees and depreciation of property and equipment.

For the three months ended March 31, 2026, the change in cost of revenue compared to the prior period was due to a decrease in costs of revenue recognized from Roche, which was due to the shifting scope of work across our various performance obligations as certain phases of the projects reached completion.

Research and Development

The following table summarizes our components of research and development expense:

(in thousands, except percentages)	Three months ended March 31,		Change
	2026	2025	$	%
Research and development expense
Platform	$41,154	$68,753	$(27,599)	(40)%
Discovery	17,940	20,849	(2,909)	(14)%
Clinical	17,595	17,557	38	—%
Stock based compensation	12,915	17,800	(4,885)	(27)%
UK R&D tax credit	(1,760)	(2,281)	521	(23)%
Other	52	6,956	(6,904)	(99)%
Total research and development expense	$87,896	$129,634	$(41,738)	(32)%

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
•other direct and allocated expenses incurred as a result of research and development activities, including those for facilities, depreciation, amortization and insurance; and

•certain cash refundable research and development tax credits including the research and development expenditure credit (RDEC) in the United Kingdom.

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

For the three months ended March 31, 2026, the decrease in research and development expenses compared to the prior period was primarily driven by platform expense. Platform expense decreased due to Tempus record purchases, which were $27.1 million for the three months ended March 31, 2025. There were no Tempus record purchases for the three months ended March 31, 2026.

General and Administrative Expense

The following table summarizes our general and administrative expense:

(in thousands, except percentages)	Three months ended March 31,		Change
	2026	2025	$	%
Total general and administrative expense	$34,591	$54,650	$(20,059)	(37)%

We expense general and administrative costs as incurred. General and administrative expenses consist primarily of salaries; including employee benefits and stock-based compensation. General and administrative expenses also include facilities, depreciation, information technology, professional fees for auditing and tax, legal fees for corporate and patent matters and insurance costs.

For the three months ended March 31, 2026, the decrease relative to the three months ended March 31, 2025, was primarily driven by a decrease in salaries of $6.7 million as a result of headcount reductions in the year, in addition to one-time transaction costs in the prior year associated with the Exscientia acquisition including impairment charges of $6.0 million in relation to leasehold improvements.

Other Income (loss), Net

The following table summarizes our components of other income (loss), net:

(in thousands, except percentages)	Three months ended March 31,		Change
	2026	2025	$	%
Interest income	$5,963	$5,558	$405	7%
Interest expense	(350)	(508)	158	(31)%
Other	784	(16,327)	17,111	n/m
Other income (loss), net	$6,397	$(11,277)	$17,674	n/m
n/m = Not meaningful

For the three months ended March 31, 2026, the decrease in other income (loss), net compared to the prior period related to our loss on disposal of Exscientia GmbH and our Vienna lease termination for the three months ended March 31, 2025.

Liquidity and Capital Resources

Sources of Liquidity

We have not yet commercialized any products and do not expect to generate revenue from the sales of any product candidates for at least several years. Cash, cash equivalents and restricted cash totaled $665.2 million and $753.9 million as of March 31, 2026 and December 31, 2025, respectively.

We have incurred operating losses and experienced negative operating cash flows and we anticipate that the Company will continue to incur losses for at least the foreseeable future. Our net loss was $117.5 million and $202.5 million during the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, we had an accumulated deficit of $2.2 billion.

Since 2024, we have financed our operations primarily through Class A common stock issuances. As of March 31, 2026, we have received net proceeds of $829.0 million from Class A common stock issuances. See Note 8, “Common Stock” to the Condensed Consolidated Financial Statements for additional details on Class A common stock issuances. Additionally, as of March 31, 2026, we have received proceeds of $78.0 million from our strategic partnerships. See Note 9, “Collaborative Development Contracts” to the Condensed Consolidated Financial Statements for additional details on the strategic partnerships.

Cash Flows

The following table is a summary of the Condensed Consolidated Statements of Cash Flows for each of the periods presented below:

	Three months ended March 31,
(in thousands)	2026	2025
Cash used in operating activities	(81,101)	$(131,957)
Cash used in investing activities	(338)	(7,270)
Cash provided by (used in) financing activities	(3,470)	40,527

Operating Activities
Cash used by operating activities decreased during the three months ended March 31, 2026 as a result of lower costs incurred for research and development and general and administrative primarily due to improved operating efficiency and the strategic reprioritization of our clinical portfolio.

Cash used by operating activities increased during the three months ended March 31, 2025 as a result of higher costs incurred for research and development and general and administrative primarily due to the Company’s acquisition of Exscientia. This included Exscientia GmbH disposal related payments of $9.7 million and severance payments of $6.5 million.

Investing Activities
Cash used by investing activities during the three months ended March 31, 2026 was not significant.

Cash used by investing activities during the three months ended March 31, 2025 consisted of the disposal of Exscientia GmbH of $4.4 million and property and equipment purchases of $1.8 million.

Financing Activities
Cash used by financing activities during the three months ended March 31, 2026 primarily included repayment of long-term debt and financing lease liabilities of $2.2 million from common stock issuances.

Cash provided by financing activities during the three months ended March 31, 2025 primarily included proceeds of $41.0 million from common stock issuances. Financing outflows included a $1.6 million payment for the purchase of an intangible asset that was not soon after the purchase.

Critical Accounting Estimates and Policies

A summary of the Company’s significant accounting estimates and policies is included in Note 2, “Summary of Significant Accounting Policies” in our 2025 Annual Report. There were no significant changes in the Company’s application of its critical accounting policies during the three months ended March 31, 2026.

Recently Issued and Adopted Accounting Pronouncements

See Note 2, “Basis of Presentation” in Item 1 of this Quarterly Report on Form 10-Q for information regarding recently issued and adopted accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are exposed to market risk related to changes in interest rates on our investment portfolio of cash and cash equivalents. As of March 31, 2026, our cash and cash equivalents consisted of money market funds. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in interest rates. A hypothetical 100 basis point decrease in interest rates as of March 31, 2026, would have an insignificant effect on net loss in the ensuing year.

Foreign Currency Exchange Risk

Our employees and our operations are primarily located in the United States, United Kingdom and Canada and our expenses are primarily denominated in U.S. dollars, Great British pounds and Canadian dollars. We also have entered into a limited number of contracts with vendors for research and development services that have underlying payment obligations denominated in foreign currencies. We are subject to foreign currency transaction gains or losses on our contracts denominated in foreign currencies. To date, foreign currency transaction gains and losses have not been material to our financial statements and we do not have a formal hedging program with respect to foreign currency. A 10% increase or decrease in current exchange rates would have an insignificant effect on our financial results during the three and three months ended March 31, 2026 and 2025.

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

Our management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives as management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2026, our disclosure controls and procedures were ineffective due to the material weaknesses in internal control over financial reporting disclosed in Part II, Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2025.

Remediation of Material Weaknesses

The following remediation actions have been taken as of March 31, 2026 related to the material weaknesses for the acquired Exscientia business:

•We have designed and implemented certain information technology general controls and are in the process of implementing additional information technology general controls within the Exscientia business, including controls over the maintenance of appropriate segregation of duties, controls over change management and controls over program development and
•We have designed and implemented certain processes and controls to appropriately analyze, record and disclose accounting matters timely and accurately while maintaining appropriate segregation of duties and are in the process of implementing others.
•We completed an implementation of a new enterprise resource planning ("ERP") system and a Purchase to Pay (P2P) system. In the process of deploying these new systems, we designed and implemented new, or otherwise enhanced existing, internal control activities to complement operational and administrative process changes required to support the functionality of our new ERP and P2P systems.

In connection with the remediation actions described above, we are in the process of integrating Exscientia’s operations into our overall system of internal control over financial reporting.

We believe the above actions will be effective in remediating the material weaknesses described above. However, the material weaknesses cannot be considered remediated until controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. As such, we were unable to conclude that the material weaknesses have been remediated as of March 31, 2026.

Changes in Internal Control Over Financial Reporting

For the three months ended March 31, 2026, management implemented new ERP and P2P systems, replacing legacy systems that had supported a significant portion of our transaction origination, processing and recording. We updated our internal control over financial reporting to accommodate related changes in our financial management processes resulting from these implementations. While management believes that these new systems will ultimately enhance the effectiveness of its internal control over financial reporting, there are inherent risks in implementing new ERP and P2P systems. Accordingly, we will continue to evaluate the design and operating effectiveness of controls impacted by these system implementations.

Additionally, management is in the process of integrating the internal controls of the acquired business (Exscientia) into Recursion's existing operations as part of planned integration activities. There were no other changes in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. For a detailed discussion of the risks that affect our business. Please refer to the section titled Part I, Item 1A. “Risk Factors” of our 2025 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(a) Sales of Unregistered Securities

Stock Option Exercises
For the three months ended March 31, 2026, we issued 4,800 shares of our Class A common stock to our employees, directors, advisors and consultants upon the exercise of stock options under our Key Personnel Incentive Stock Plan for aggregate consideration of approximately $2 thousand, in reliance on the exemption provided by Rule 701(b)(2) promulgated under the Securities Act, or pursuant to Section 4(a)(2) under the Securities Act, relative to transactions by an issuer not involving any public offering, to the extent an exemption from such registration was required. All recipients either received adequate information about our company or had access, through employment or other relationships, to such information.

Item 5. Other Information.

On March 3, 2026, Namandjé Bumpus, a member of our Board of Directors, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the potential sale of up to 12,735 shares of the Company’s Class A common stock until June 2, 2027.

Item 6. Exhibits.

Exhibit Index:

		Incorporated by Reference
Exhibit number	Description	Form	File No.	Exhibit No.	Filing Date	Filed / Furnished Herewith
2.1*	Transaction Agreement by and between Recursion Pharmaceuticals, Inc. and Exscientia plc dated as of August 8, 2024.	8-K	001-40323	2.1	August 8, 2024
3.1	Amended and Restated Certificate of Incorporation of Recursion Pharmaceuticals, Inc.	8-K	001-40323	3.1	April 21, 2021
3.2	Amended and Restated Bylaws of Recursion Pharmaceuticals, Inc.	8-K	001-40323	3.1	January 31, 2024
4.1	Specimen Class A common stock certificate of the Registrant.	S-1/A	333-254576	4.2	April 15, 2021
4.2	Exchangeable Share Support Agreement, dated May 8, 2023.	S-3ASR	333-272281	4.2	May 30, 2023
4.3	Registration Rights Agreement, dated October 24, 2022, by and among the Company and the Purchasers.	8-K	001-40323	10.2	October 25, 2022
4.4	Registration Agreement, dated May 16, 2023, by and among the Registrant, Valence Discovery, Inc., and certain shareholders of Valence Discovery, Inc.	S-3ASR	333-272281	4.3	May 30, 2023
4.5	Registration Agreement, dated May 25, 2023, by and among the Registrant, Recursion Canada Inc., and certain shareholders of Cyclica Inc.	8-K	001-40323	4.1	June 9, 2023

4.6	Registration Rights Agreement, dated July 11, 2023, by and among the Registrant and NVIDIA.	8-K	001-40323	10.2	July 12. 2023
10.1^	Sales Agreement dated February 25, 2026 by and between the Registrant and TD Securities (USA), LLC.	10-K	001-40323	10.35	February 25, 2026
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

+	Indicates a management contract or compensatory plan.
^	Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.
*	Exhibits and/or schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant hereby undertakes to furnish supplementally copies of any of the omitted exhibits and schedules upon request by the SEC; provided, however, that the registrant may request confidential treatment pursuant to Rule 24b-2 under the Exchange Act for any exhibits or schedules so furnished.
**	The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 6, 2026.

RECURSION PHARMACEUTICALS, INC.

By:	/s/ Najat Khan
Najat Khan
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Ben Taylor
Ben Taylor
Chief Financial Officer
(Principal Financial and Accounting Officer)