Form 10-Q
period 2026-06-30
RECURSION PHARMACEUTICALS, INC.
filed 2026-08-05
CIK 1601830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
or
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

As of July 31, 2026, there were 535,342,170 of the registrant’s Class A common stock outstanding.

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
iii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Recursion Pharmaceuticals, Inc.
Condensed Consolidated Balance Sheets (unaudited)
(in thousands, except share and per share amounts)

	June 30,	December 31,
	2026	2025
Assets
Current assets
Cash and cash equivalents	$545,683	$743,294
Restricted cash	5,385	4,594
Other receivables	14,393	24,649
Prepaid data assets	8,680	11,742
Other current assets	29,321	28,566
Total current assets	603,462	812,845

Restricted cash, non-current	5,752	6,033
Property and equipment, net	89,623	103,931
Operating lease right-of-use assets	40,271	45,339
Financing lease right-of-use assets	17,179	20,210
Intangible assets, net	282,888	309,903
Goodwill	160,350	162,158
Deferred tax assets	957	957
Other assets, non-current	12,186	12,754
Total assets	$1,212,668	$1,474,130

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$12,672	$18,118
Accrued expenses and other liabilities	56,936	70,230
Unearned revenue	27,586	37,605
Operating lease liabilities	13,249	12,663
Notes payable and financing lease liabilities	9,443	9,091
Total current liabilities	119,886	147,707

Unearned revenue, non-current	112,818	114,012
Operating lease liabilities, non-current	39,193	46,647
Notes payable and financing lease liabilities, non-current	4,753	9,564
Deferred tax liabilities	18,313	23,255
Other liabilities, non-current	2,702	2,080
Total liabilities	297,665	343,265

Commitments and contingencies (Note 7)

Stockholders’ equity
Common stock, $0.00001 par value; 2,000,000,000 shares (Class A 1,989,032,117 and Class B 10,967,883) authorized as of June 30, 2026 and December 31, 2025; 534,120,235 shares (Class A 533,191,318, Class B — and Exchangeable 928,917) and 528,182,693 shares (Class A 521,831,046, Class B 5,547,334 and Exchangeable 804,313) issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	5	5
Additional paid-in capital	3,211,515	3,170,145
Accumulated deficit	(2,324,511)	(2,076,002)
Accumulated other comprehensive income	27,994	36,717
Total stockholders’ equity	915,003	1,130,865

Total liabilities and stockholders’ equity	$1,212,668	$1,474,130

See the accompanying notes to these condensed consolidated financial statements.

Recursion Pharmaceuticals, Inc.
Condensed Consolidated Statements of Operations (unaudited)
(in thousands, except share and per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Revenue
Operating revenue	$7,303	$19,103	$13,605	$33,921
Grant revenue	367	120	538	47
Total revenue	7,670	19,223	14,143	33,968

Operating costs and expenses
Cost of revenue	11,491	20,161	23,981	41,990
Research and development	89,614	128,636	177,510	258,269
General and administrative	41,533	46,653	76,124	101,304
Total operating costs and expenses	142,638	195,450	277,615	401,563

Loss from operations	(134,968)	(176,227)	(263,472)	(367,595)
Other income (loss), net	3,962	4,330	10,359	(6,947)
Loss before income tax benefit	(131,006)	(171,897)	(253,113)	(374,542)
Income tax benefit	1	—	4,604	158
Net loss	$(131,005)	$(171,897)	$(248,509)	$(374,384)

Per share data
Net loss per share of Class A, B and Exchangeable common stock, basic and diluted	$(0.25)	$(0.41)	$(0.47)	$(0.91)
Weighted-average shares (Class A, B and Exchangeable) outstanding, basic and diluted	532,460,085	417,361,147	530,890,753	410,268,199

See the accompanying notes to these condensed consolidated financial statements.

Recursion Pharmaceuticals, Inc.
Condensed Consolidated Statements of Comprehensive Loss (unaudited)
(in thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
Net loss	$(131,005)	$(171,897)	$(248,509)	$(374,384)

Other comprehensive income (loss):
Currency translation adjustments	1,332	29,475	(8,723)	51,257
Other comprehensive income (loss)	1,332	29,475	(8,723)	51,257
Comprehensive loss	$(129,673)	$(142,422)	$(257,232)	$(323,127)

See the accompanying notes to these condensed consolidated financial statements

Recursion Pharmaceuticals, Inc.
Condensed Consolidated Statements of Stockholders’ Equity (unaudited)
(in thousands, except share amounts)

	Common Stock		Additional Paid-in-Capital	Accumulated Deficit	Accumulated other comprehensive income (loss)	Stockholders’ Equity
	(Class A, B and Exchangeable)
	Shares	Amount
Balance as of March 31, 2026	530,796,103	$5	$3,191,608	$(2,193,506)	$26,662	$1,024,769
Net loss	—	—	—	(131,005)	—	(131,005)
Other comprehensive income (loss)	—	—	—	—	1,332	1,332
Stock option exercises and other	3,491,582	—	409	—	—	409
Stock-based compensation	—	—	19,498	—	—	19,498
Balance as of June 30, 2026	534,287,685	$5	$3,211,515	$(2,324,511)	$27,994	$915,003

	Common Stock		Additional Paid-in-Capital	Accumulated Deficit	Accumulated other comprehensive income (loss)	Stockholders’ Equity
	(Class A, B and Exchangeable)
	Shares	Amount
Balance as of December 31, 2025	528,182,693	$5	$3,170,145	$(2,076,002)	$36,717	$1,130,865
Net loss	—	—	—	(248,509)	—	(248,509)
Other comprehensive income (loss)	—	—	—	—	(8,723)	(8,723)
Stock option exercises and other	6,104,992	—	(343)	—	—	(343)
Stock-based compensation	—	—	41,713	—	—	41,713
Balance as of June 30, 2026	534,287,685	$5	$3,211,515	$(2,324,511)	$27,994	$915,003

See the accompanying notes to these condensed consolidated financial statements

Recursion Pharmaceuticals, Inc.
Condensed Consolidated Statements of Stockholders’ Equity (unaudited)
(in thousands, except share amounts)

	Common Stock		Additional Paid-in-Capital	Accumulated Deficit	Accumulated other comprehensive income (loss)	Stockholders’ Equity
	(Class A, B and Exchangeable)
	Shares	Amount
Balance as of March 31, 2025	406,410,733	$4	$2,553,492	$(1,633,694)	$14,145	$933,947
Net loss	—	—	—	(171,897)	—	(171,897)
Other comprehensive income (loss)	—	—	—	—	29,475	29,475
Stock option exercises and other	4,665,500	—	1,459	2	—	1,461
Stock-based compensation	—	—	26,160	—	—	26,160
Common stock sales issuances, net of issuance costs	21,754,409	—	100,000	—	—	100,000
Balance as of June 30, 2025	432,830,642	$4	$2,681,111	$(1,805,589)	$43,620	$919,146

	Common Stock		Additional Paid-in-Capital	Accumulated Deficit	Accumulated other comprehensive income (loss)	Stockholders’ Equity
	(Class A, B and Exchangeable)
	Shares	Amount
Balance as of December 31, 2024	396,802,394	$4	$2,473,698	$(1,431,283)	$(7,637)	$1,034,782
Net loss	—	—	—	(374,384)	—	(374,384)
Other comprehensive income (loss)	—	—	—	—	51,257	51,257
Stock option exercises and other	8,774,159	—	4,172	78	—	4,250
Stock-based compensation	—	—	62,217	—	—	62,217
Common stock sales issuances, net of issuance costs	27,254,089	—	141,024	—	—	141,024
Balance as of June 30, 2025	432,830,642	$4	$2,681,111	$(1,805,589)	$43,620	$919,146

See the accompanying notes to these condensed consolidated financial statements

Recursion Pharmaceuticals, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited) (in thousands)

	Six months ended June 30,
	2026	2025
Cash flows from operating activities
Net loss	$(248,509)	$(374,384)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	37,840	43,180
Stock-based compensation	41,713	62,217
Asset impairment	—	5,956
Lease expense	10,459	11,755
Loss on disposal of a business	—	4,502
Deferred income taxes	(4,600)	219
Other, net	2,414	8,879
Changes in operating assets and liabilities:
Other receivables and assets	8,454	30,246
Prepaid data assets	3,062	29,601
Accrued data liability	—	20,258
Unearned revenue	(9,552)	(23,383)
Accounts payable	(5,602)	(1,145)
Accrued development expense	(814)	(155)
Accrued expenses and other current liabilities	(12,623)	(15,213)
Lease liabilities	(9,290)	(10,908)
Net cash used in operating activities	(187,048)	(208,375)

Cash flows from investing activities
Purchases of property and equipment	(302)	(4,982)
Purchase of an intangible asset	(1,995)	(2,158)
Decrease in cash related to disposal of a business	—	(4,438)
Purchases of investments	—	(1,500)
Net cash used in investing activities	(2,297)	(13,078)

Cash flows from financing activities
Proceeds from issuance of common shares, net of issuance costs	—	141,024
Equity incentive plans	(278)	4,293
Repayment of long-term debt and finance lease liabilities	(4,459)	(4,131)
Purchase of an intangible asset	—	(3,000)
Net cash provided by (used in) financing activities	(4,737)	138,186

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(3,019)	14,088

Net change in cash, cash equivalents and restricted cash	(197,101)	(69,179)
Cash, cash equivalents and restricted cash, beginning of period	753,921	603,024
Cash, cash equivalents and restricted cash, end of period	$556,820	$533,845

Supplemental schedule of non-cash investing and financing activities
Accrued property and equipment	300	263
Purchase of an equity investment	—	4,438

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

As of June 30, 2026, the Company had an accumulated deficit of $2.3 billion. The Company expects to incur substantial operating losses in future periods and will require additional capital to advance its drug candidates. The Company does not expect to generate significant revenue until the Company successfully completes significant drug development milestones or in collaboration with third parties, which the Company expects will take a number of years. In order to commercialize its drug candidates, the Company or its partners need to complete clinical development and comply with comprehensive regulatory requirements. The Company is subject to a number of risks and uncertainties similar to those of other companies of the same size within the biotechnology industry, such as the uncertainty of clinical trial outcomes, uncertainty of additional funding and a history of operating losses.

The Company has funded its operations to date primarily through the issuance of Class A common stock (see Note 8, “Common Stock” for additional details). Additionally, the Company has received payments from its strategic partnerships (see Note 9, “Collaborative Development Contracts” for additional details). Recursion will likely be required to raise additional capital. As of June 30, 2026, the Company did not have any unconditional outstanding commitments for additional funding. If the Company is unable to access additional funds when needed, it may not be able to continue the development of its products or the Company could be required to delay, scale back or abandon some or all of its development programs and other operations. The Company’s ability to access capital when needed is not assured and, if not achieved on a timely basis, could materially harm its business, financial condition and results of operations.

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

Recent Accounting Pronouncements

In December 2025, the Financial Accounting Standards Board (FASB) issued ASU No. 2025-10, Government Grants (Topic 832). The new standard adds guidance to ASC 832 on the recognition, measurement and presentation of government grants. This standard will be effective for Recursion starting the annual period of 2029 and for interim reporting periods within that annual reporting period. Early adoption is permitted. The amendments can be applied on a prospective, modified prospective or retrospective basis. Recursion is currently assessing the impact of adopting this guidance on its consolidated financial statements.

In September 2025, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606). The new standard refines the scope of the guidance on derivatives in Topic 815 and clarifies the guidance on share-based payments from a customer in ASC 606. This standard will be effective for Recursion starting the annual period of 2027 and for interim reporting periods within that annual reporting period. Early adoption is permitted. Recursion is currently assessing the impact of adopting this guidance on its consolidated financial statements.

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

Recursion is expensing the record purchases based on a contractually agreed price as “Research and Development” expenses in the Condensed Consolidated Statements of Operations as the records are downloaded. To the extent that the Recursion payments to Tempus are greater than or less than the records purchased amount, Recursion records the applicable amount to “Prepaid data assets” or “Accrued data liability” on the Condensed Consolidated Balance Sheet, respectively. For the three and six months ended June 30, 2026, record purchases were $3.1 million. For the three and six months ended June 30, 2025, record purchases were $22.7 million and $49.9 million, respectively.

Accrued Expenses and Other Liabilities

	June 30,	December 31,
(in thousands)	2026	2025
Accrued compensation	$17,962	$31,771
Accrued compute liabilities	6,793	8,278
Accrued development expenses	4,298	2,693
Accrued early discovery expenses	4,621	4,581
Accrued professional fees	1,167	1,232
Materials received not invoiced	171	703
Accrued taxes, other than income taxes	3,557	3,912
Unearned grants	1,909	—
Accrued license fees	3,000	3,000
Accrued other expenses	13,458	14,060
Accrued expense and other liabilities	$56,936	$70,230

Interest Income, Net

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2026	2025	2026	2025
Interest income	$5,306	$5,443	$11,269	$11,001
Interest expense	(309)	(480)	(659)	(988)
Interest income, net	$4,997	$4,963	$10,610	$10,013

For the three and six months ended June 30, 2026 and 2025, interest income primarily related to earnings on cash and cash equivalents in money market funds. Interest expense primarily related to the Company’s supercomputer financing lease. Interest income, net was included in “Other income (loss), net” on the Condensed Consolidated Statements of Operations.

Note 4. Acquisitions

RE Ventures I

In July 2025, Recursion acquired Rallybio’s interest in the joint venture, RE Ventures I, such that Recursion now owns 100% of the interest in RE Ventures I for total consideration of $20.2 million. Recursion determined that this transaction met the criteria to be accounted for as an asset acquisition since the lead asset, ENPP1 (Rec-102), an inhibitor program for the treatment of hypophosphatasia (HPP), represented substantially all of the fair value of the gross assets acquired.

Subsequent to closing, in August 2025, Recursion issued additional consideration as part of a required milestone payment. As a result, Recursion recorded an additional expense of $2.4 million.

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

Note 5.    Leases

The Company has entered into various long-term real estate operating leases primarily related to office, research and development and operating activities and an equipment financing lease related to the supercomputer. The Company’s leases have remaining terms from under one year to six years and some of those leases include options that provide Recursion with the ability to extend the lease term, generally for five years. The options are included in the lease term when it is reasonably certain that the option will be exercised.

For the six months ended June 30, 2025, Recursion entered into operating lease modifications and terminations resulting in a decrease to the right-of-use asset and lease liability of $10.1 million. The modifications had no impact to the Condensed Consolidated Statements of Operations.

Supplemental cash flow information related to leases were:

	Six months ended June 30,
(in thousands)	2026	2025
Cash paid for amount included in the measurement of lease liabilities:
Operating cash flows from operating leases	$8,661	$9,957
Operating cash flows from financing leases	629	951
Financing cash flows from financing leases	4,398	4,077

Right-of-use assets additions, modifications and termination:
Operating leases	$—	$(10,084)

Note 6.    Goodwill and Intangible Assets

Goodwill

The following table summarizes the changes in the carrying amount of goodwill:

(in thousands)
Balance as of December 31, 2025	$162,158
Foreign currency translation adjustments	(1,808)
Balance as of June 30, 2026	$160,350

No goodwill impairment was recorded during the three and six months ended June 30, 2026 and 2025.

Intangible Assets, Net

The following table summarizes intangible assets:

	June 30, 2026			December 31, 2025
(in thousands)	Gross carrying amount	Accumulated Amortization	Net carrying amount	Gross carrying amount	Accumulated Amortization	Net carrying amount
Definite-lived technology intangible assets	$233,403	$(90,223)	$143,180	$236,497	$(69,156)	$167,341
Definite-lived licensed intangible assets	13,073	(9,137)	3,936	11,158	(6,619)	4,539
Indefinite-lived intangible assets	135,772	—	135,772	138,023	—	138,023
Total intangible assets	$382,248	$(99,360)	$282,888	$385,678	$(75,775)	$309,903

Amortization expense was $11.7 million and $24.4 million during the three and six months ended June 30, 2026, respectively. Amortization expense was $12.3 million and $24.0 million during the three and six months ended June 30, 2025, respectively. Amortization expense was included in “Research and Development” in the Condensed Consolidated Statements of Operations. Intangible assets, net decreased by $27.0 million during the six months ended June 30, 2026 of which $4.5 million was attributable to foreign currency translation adjustments.

No indefinite-lived intangible asset impairment charges were recorded during the three and six months ended June 30, 2026 and 2025.

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

Indemnification

The Company has agreed to indemnify its officers and directors for certain events or occurrences, while the officer or director is or was serving at the Company’s request in such capacity. The Company purchases directors and officers liability insurance coverage that provides for reimbursement to the Company for covered obligations and this is intended to limit the Company’s exposure and enable it to recover a portion of any amount it pays under its indemnification obligations. The Company had no liabilities recorded for these agreements as of June 30, 2026 and December 31, 2025, as no amounts were probable.

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

In February 2021, the Company entered into a lease agreement for laboratory and office space (the Industry Lease) with Industry Office SLC, LLC (the landlord). In March 2023, the Company sent a letter to the landlord detailing numerous construction delays and irregularities, deficiencies and deviations from applicable structural drawings and/or non-conforming conditions with applicable building codes (collectively, the Claims). On June 23, 2023, the landlord filed a lawsuit against the Company (Industry Office SLC, LLC v. Recursion Pharmaceuticals, Inc., Case No. 230904627) amended in October 2023, in the Third District Court for Salt Lake County, State of Utah (the Court), alleging anticipatory repudiation, breach of contract and breach of the implied covenant of good faith and fair dealing and seeks monetary damages and attorney’s fees. As of June 30, 2026, the Company had no liability recorded for these events as an unfavorable outcome was not probable. In September 2023, the Company filed claims in the Court against the landlord alleging, among other things, breach of contract and fraudulent misrepresentation (the Counterclaims). In October 2023, the landlord filed an answer and denied the Company’s allegations asserted in the Counterclaims. The Company and the landlord are currently engaged in discovery. The Company is unable to estimate the possible amount or range of damages associated with the Counterclaims.

Pledged Assets

As of June 30, 2026, assets pledged as collateral against finance leases totaled $13.8 million. Assets pledged as collateral are Lab Equipment reported in “Property and Equipment, net” on the Condensed Consolidated Balance Sheet. As of June 30, 2026, the liabilities associated with collateral pledged were solely comprised of a finance lease and had a carrying value of $13.9 million. The collateral pledged under the lease agreement may only be operated by the Company within the continental United States and must maintain a good title. The assets cannot be sold, disposed of or repledged by the Company.

Note 8. Common Stock

Each share of Class A common stock entitles the holder to one vote per share and each share of Class B common stock entitles the holder to 10 votes per share on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the Company’s Board of Directors. As of June 30, 2026 and December 31, 2025, no dividends had been declared.

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

For the six months ended June 30, 2026, the Company sold no shares. As of June 30, 2026, an amount of $300.0 million remained available for future sales under the Sales Agreement.

Prior to February 2026, Recursion had entered into sales agreements with Citigroup Capital Markets Inc. and Jefferies LLC. See Note 8, “Common Stock,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Valence Acquisition Exchangeable Shares

In May 2023, in connection with the acquisition of Valence Discovery Inc. (Valence), the Company entered into an agreement to issue up to 5.9 million shares of Class A common stock (the Exchangeable Shares), that may be issued upon exchange of exchangeable shares of a subsidiary of Recursion. The Exchangeable Shares are substantially the economic equivalent of the Class A shares and classified as common stock within the Company’s stockholders’ equity. The Company’s calculation of weighted-average shares outstanding includes the exchangeable shares. As of June 30, 2026, 4.9 million Exchangeable Shares have been redeemed for Class A shares.

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

In May 2023, in connection with the acquisition of Valence, the Company entered into a Registration Agreement providing for the resale of the shares of Class A common stock and Exchange Shares issued or issuable in such transaction. A registration statement on Form S-3ASR (File No. 333-272281) was filed to register the shares for resale by the holders. The Company’s obligation to keep the registration statement effective expired in May 2026 in accordance with the terms of the Registration Agreement.

Class A and B Common Shares Authorization

In April 2021, the Company’s Board of Directors authorized two classes of common stock, Class A and Class B. The rights of the holders of Class A and B common stock are identical, except with respect to voting and conversion. Each share of Class A common stock is entitled to one vote per share. Each share of Class B common stock is entitled to 10 votes per share and is convertible at any time into one share of Class A common stock. For the three months ended June 30, 2026, all previously outstanding Class B shares converted into Class A shares. As of June 30, 2026, there were no Class B shares outstanding.

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

The Company has determined the transaction price to be $154.7 million, for the initial performance obligations, comprised of the upfront payment, several milestones that have been achieved and estimated additional target exercises. Recursion has fully constrained the amounts of remaining variable consideration to be received from potential milestones considering the stage of development and the risks associated with the remaining development required to achieve each milestone. Recursion will re-evaluate the transaction price each reporting period.

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

Additional Revenue Disclosures

Of the revenue recognized during the three and six months ended June 30, 2026, $7.0 million and $11.4 million was included in the unearned revenue balance as of December 31, 2025. Of the revenue recognized during the three and six months ended June 30, 2025, $15.4 million and $30.2 million was included in the unearned revenue balance as of December 31, 2024, respectively. Revenue recognized was from the upfront and variable consideration payments received from the related contracts, which decreased the aggregate unearned revenue recognized. As of June 30, 2026, the Company had $5.3 million of costs incurred to fulfill a contract on its Condensed Consolidated Balance Sheet within “Other Current Assets.”

Unearned revenue was classified as short-term and long-term on the Condensed Consolidated Balance Sheets based on the Company’s estimate of revenue that will be recognized during the next twelve months.

Note 10. Stock-Based Compensation

In April 2021, the Board of Directors and the stockholders of the Company adopted the 2021 Equity Incentive Plan (the 2021 Plan). The Company may grant stock options, restricted stock units (RSUs), stock appreciation rights, restricted stock awards and other forms of stock-based compensation. As of June 30, 2026, 29.3 million shares of Class A common stock were available for grant in the 2021 plan. In November 2024, the Board of Directors and the stockholders of the Company adopted the 2024 Inducement Equity Incentive Plan (the 2024 Plan) as part of the Exscientia acquisition. As of June 30, 2026, 8.5 million shares of Class A common stock were available for grant in the 2024 plan.

The following table presents the classification of stock-based compensation expense for stock options and RSUs for employees and non-employees within the Condensed Consolidated Statements of Operations:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2026	2025	2026	2025
Cost of revenue	$874	$814	$1,774	$3,764
Research and development	9,945	14,089	21,821	31,889
General and administrative	8,486	10,898	17,705	25,737
Total	$19,305	$25,801	$41,300	$61,390

RSUs

Equity awards granted to employees primarily consist of RSUs and generally vest over four years. The weighted-average grant-date fair value of RSUs generally is determined based on the number of units granted and the quoted price of Recursion’s common stock on the date of grant.

The following table summarizes Recursion’s RSU activity during the six months ended June 30, 2026:

	Stock units	Weighted-average grant date fair value
Outstanding as of December 31, 2025	27,489,925	$6.55
Granted	9,920,891	3.62
Vested	(5,519,151)	6.54
Forfeited	(4,423,590)	6.17
Outstanding as of June 30, 2026	27,468,075	$5.56

The fair market value of RSUs vested was $36.1 million during the six months ended June 30, 2026. As of June 30, 2026, $142.6 million of unrecognized compensation cost related to RSUs is expected to be recognized as expense over approximately the next three years.

Note 11. Income Taxes

The Company did not incur a significant amount of U.S. income tax expense during the three and six months ended June 30, 2026 and 2025. The Company has historically incurred operating losses and continues to maintain a full valuation allowance against most of its U.S. net deferred tax assets. Foreign income tax benefits were insignificant for the three months ended June 30, 2026 and $5.5 million for the six months ended June 30, 2026. The Company did not incur a significant amount for 2025.

The Company’s U.S. net operating loss (“NOL”) and tax credit carryforwards are subject to review and adjustment by the Internal Revenue Service (“IRS”) and may be subject to annual limitations under Section 382 of the Internal Revenue Code, as amended and similar state provisions in the event of certain ownership changes. These ownership changes may limit the amount of NOLs and other tax attributes that can be utilized annually to offset future taxable income. In general, an ownership change, as defined by Section 382, occurs when the ownership of certain shareholders or public groups increases by more than 50% over a rolling three-year period. As of June 30, 2026, the Company completed a Section 382 study covering the period through January 31, 2025 and concluded that a deemed ownership change occurred on September 25, 2017. As a result, the Company’s ability to utilize its NOLs and other tax attributes may be subject to annual limitations. The Company is currently working to update the study and review ownership changes that could result in additional limitations on the utilization of its tax attributes.

Note 12. Net Loss Per Share

For the three and six months ended June 30, 2026 and 2025, Recursion calculated net loss per share of Class A, Class B and the Exchangeable common stock. Basic net loss per share is computed using the weighted-average number of shares outstanding during the period. Diluted net loss per share is computed using the weighted-average number of shares and the effect of potentially dilutive securities outstanding during the period. Potentially dilutive securities consist of stock options and other contingently issuable shares. For periods presented in which the Company reports a net loss, all potentially dilutive shares are anti-dilutive and as such are excluded from the calculation. For the three and six months ended June 30, 2026 and 2025, the Company reported a net loss and therefore basic and diluted loss per share were the same.

The rights, including the liquidation and dividend rights, of the holders of the Company’s Class A, Class B and the Exchangeable common stock are identical, except with respect to voting. As a result, the undistributed earnings for each period are allocated based on the contractual participation rights of the Class A, Class B and the Exchangeable common stock as if the earnings for the period had been distributed. As the liquidation and dividend rights are identical, the undistributed earnings are allocated on a proportionate basis and the resulting amount per share for Class A, Class B and the Exchangeable common stock was the same during the three and six months ended June 30, 2026 and 2025.

The following tables set forth the computation of basic and diluted net loss per share of Class A, Class B and Exchangeable common stock:

	Three Months Ended June 30,		Six months ended June 30,
(in thousands, except share and per share amounts)	2026	2025	2026	2025
Numerator:
Net loss	$(131,005)	$(171,897)	$(248,509)	$(374,384)
Denominator:
Weighted average common shares outstanding	532,460,085	417,361,147	530,890,753	410,268,199
Net loss per share, basic and diluted	$(0.25)	$(0.41)	$(0.47)	$(0.91)

The Company excluded the following potential common shares from the computation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Stock based compensation	3,469,936	7,273,308	3,761,944	9,658,580
Tempus agreement	—	6,286,466	—	6,286,466
Total	3,469,936	13,559,774	3,761,944	15,945,046

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

The following tables summarize the Company’s assets and liabilities that are measured at fair value on a recurring basis:

	June 30, 2026	Basis of fair value measurement
(in thousands)		Level 1	Level 2	Level 3
Assets
Cash and cash equivalents:
Cash	$9,545	$9,545	$—	$—
Money market funds	536,138	536,138	—	—
Restricted cash	11,137	11,137	—	—
Total	$556,820	$556,820	$—	$—

	December 31, 2025	Basis of fair value measurement
(in thousands)		Level 1	Level 2	Level 3
Assets
Cash and cash equivalents:
Cash	$72,627	$72,627	$—	$—
Money market funds	670,667	670,667	—	—
Restricted cash	10,627	10,627	—	—
Total	$753,921	$753,921	$—	$—

In addition to the financial instruments that are recognized at fair value on the Condensed Consolidated Balance Sheet, the Company has certain financial instruments that are recognized at amortized cost or some basis other than fair value. The carrying amount of these instruments are considered to be representative of their approximate fair values.

The following tables summarize the Company’s financial instruments that are not measured at fair value:

	Book values		Fair values
(in thousands)	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025
Liabilities
Notes payable and financing lease liabilities, current	$9,443	$9,091	$9,443	$9,091
Notes payable and financing lease liabilities, non-current	4,753	9,564	4,753	9,564
Total liabilities	$14,196	$18,655	$14,196	$18,655

Note 14. Segment Information

Segment loss

Recursion operates as a single operating segment that is managed on a consolidated basis. The Company’s chief operating decision maker (CODM) is its Chief Executive Officer. The CODM uses segment net loss to evaluate the performance of its segment, analyze financial trends, compare the budget to the actual operating results and make resource allocation decisions. Segment net loss represents the Company’s consolidated net loss. All corporate costs, global function support costs, overhead costs and other shared costs are included within this segment. The salaries and consumables segment expenses contain all related Company amounts. The consumables category includes all Tempus record costs. Other segment items primarily include general and administrative expenses including facilities, information technology, professional fees (including auditing, tax and legal) and insurance.

The following table presents Recursion’s segment revenue, significant segment expenses and segment net loss:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2026	2025	2026	2025
Revenue	$7,670	$19,223	$14,143	$33,968

Significant segment expenses
Salaries	67,170	83,037	141,468	166,591
Consumables	14,960	29,121	22,106	83,798
Platform	6,679	13,792	14,293	22,557
Discovery	4,044	15,380	10,377	21,667
Clinical development	10,673	11,960	17,242	22,524
Depreciation and amortization	18,167	26,185	37,840	45,516
Other segment items	20,945	15,975	34,289	38,910
Loss from operations	134,968	176,227	263,472	367,595
Other non-operating income (loss), net	3,962	4,330	10,359	(6,947)
Income tax benefit	1	—	4,604	158
Total segment loss	$131,005	$171,897	$248,509	$374,384

Supplemental asset information
Total expenditures for additions to long-lived assets	$43	$2,266	$302	$5,244

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
Business Highlights

Genentech Advances First Neuroscience Target into Early Discovery Program

Genentech has exercised the first Validated Target Option under the companies' neuroscience collaboration, advancing a previously unexplored neuroscience target into a small molecule early discovery program.

The milestone provides additional early evidence that Recursion's AI-native platform can both discover and play a key role experimentally validating novel therapeutic targets in neuroscience, one of medicine's most challenging therapeutic areas, where decades of research have largely focused on a limited number of well-studied targets.

In partnership with Roche and Genentech, Recursion built the first whole-genome CRISPR knockout map generated from a subset of over 1 trillion internally manufactured iPSC-derived neuronal cells. Predictions generated from the Maps were experimentally evaluated through a rigorous validation process developed jointly with Genentech. Candidate targets advanced through successive stages of pathway validation, functional validation, and disease validation to determine whether modulating the target altered neurological disease phenotype. Only targets that consistently demonstrated compelling evidence across each stage advanced into a validation package.

Next steps will include advancing the target through small molecule design, hit generation and validation using Recursion's AI-native chemistry platform. More broadly, the neuronal and microglial maps of biology remain reusable assets capable of being utilized with biological, genetics, and computational expertise to generate and experimentally validate additional therapeutic hypotheses. To date, Recursion has achieved $216 million in upfront and milestones payments from the Roche and Genentech collaboration. The collaboration includes up to 40 potential small molecule discovery programs, each carrying the potential for more than $300 million in development, commercialization, and net sales milestones as well as tiered royalties up to high single digits per small molecule program for Recursion.

Advancing joint portfolio with Sanofi across I&I and oncology

Recursion, in collaboration with Sanofi, made significant progress toward development candidate milestones over the past 12 months. Recursion and Sanofi are advancing a joint portfolio of differentiated molecules for challenging targets in I&I and oncology.

To date, Recursion has achieved $134 million in upfront and milestone payments from the Sanofi collaboration and has the potential for $343 million in milestone payments per program plus tiered double digit royalties.

Potential upcoming milestones across partnered discovery:

–Potential for differentiated AI-enabled oral molecules to reach development candidate and late-stage discovery milestones with Sanofi over the next 6-12 months
–Translating AI-driven insights from maps of biology into new potentially novel targets from reusable high-dimensional data/maps
–Using Recursion’s Chemistry Platform to design a potential first-in-class molecule for the collaboration's neuroscience target announced today with Genentech
–Continuing to combine our phenomics dataset with Genentech’s proprietary transcriptomics data to build multi-modal maps designed to explore potential novel targets and pathways by systematically linking gene perturbations to cellular phenotypes

Internal Pipeline Updates

Continued Momentum for REC-4881 (MEK1/2): REC-4881, Recursion’s MEK1/2 inhibitor, is a potential first-in-class drug designed to address both known drivers of FAP polyp growth: the Wnt/β-catenin initiation pathway and the MAPK evolution pathway. This dual mechanism differentiates REC-4881 from other investigational FAP therapies, which to date have targeted only a single pathway.

REC-4881 is being developed for FAP, an orphan disease affecting an estimated >50,000 diagnosed patients across the US and EU5, representing a >$10 billion total addressable market opportunity. FAP is a serious, lifelong chronic disease with no approved medicines today. REC-4881 has received both Orphan Drug Designation and

Fast Track Designation from the US FDA. REC-4881 has demonstrated meaningful activity across the GI tract, including the Upper GI, an area of particularly high unmet need.

Key updates:
•Discussions with FDA were initiated in 1H26 and an update to define the registrational path is expected in 2H26
•TUPELO now enrolling patients ages 18 and older, as well as a cohort with an alternative dosing schedule
•Additional Phase 2 safety and efficacy data from the TUPELO clinical trial contextualized with real world data will be presented at the Collaborative Group of the Americas on Inherited Gastrointestinal Cancer (CGA-IGC) Annual Meeting in November. CGA-IGC is a leading annual meeting dedicated specifically to hereditary GI cancer syndromes including FAP.
◦Presentation title: Updated safety and efficacy data of REC-4881 monotherapy in familial adenomatous polyposis: Phase 1b/2 trial results contextualized with real-world registry data
◦Session name: Presidential Plenary I
◦Session date and time: Monday November 2, 2026; 13:30 - 15:00 MST

Phase 1/2 Trial Initiation for REC-7735 expected in 2H26:

•REC-7735, Recursion’s AI-designed PI3Kα H1047R inhibitor, was built to improve therapeutic index for a validated oncology target
•REC-7735 was precision designed to show >100-fold selectivity for the H1047R mutant over wild type in order to drive high, sustained target inhibition while avoiding hyperinsulinemia-driven reactivation
•The differentiated development candidate was delivered in 10 months and 242 compounds from first novel hit through Recursion’s AI-native design platform, demonstrating the Company’s ability to rapidly translate platform insights into optimized clinical candidates
•With the IND cleared, the Phase 1/2 ZINNIA clinical study for patients with select PIK3CA H1047R-mutant solid tumors will be initiated in the second half of 2026

For the rest of the portfolio, programs continue to progress as planned.

Additional expected upcoming milestones across Recursion’s internal pipeline:

•REC-1245 (RBM39): Additional Phase 1 dose escalation data expected in 2H26
•REC-617 (CDK7): Early Phase 1 safety and PK combination data expected in 1H27
•REC-3565 (MALT1): Early Phase 1 safety and PK monotherapy data expected in 1H27
•REC-4539 (LSD1): Early Phase 1 safety and PK monotherapy data expected in 2H27

Agentic AI is compounding Recursion's advantage across Biology, Design, and ClinTech:

•Target Discovery Agent pairs frontier AI reasoning with Recursion's proprietary multimodal maps to surface novel drug targets, enabling scientists to mine and extract insights from proprietary maps in hours rather than weeks.
•Drug Design Agents reason across Recursion's full set of structure-activity relationship (SAR) and structural data to identify what to solve next and how, with structural analysis time reduced from 4 hours to 30 minutes and agent-generated hypotheses now driving design cycles in active programs.
•Clinical Strategy Orchestration Agent coordinates patient, site, operational, CMC, and biometrics data to inform clinical development decisions, with agent-supported enrollment strategies contributing to a 1.3 to 1.6x increase in enrollment rates versus historical benchmarks.

Continuing to strengthen our leadership team:

•Hoifung Poon, Ph.D., appointed Chief AI Officer: Poon brings more than 15 years of experience at Microsoft, where he led groundbreaking work in biomedical AI, including foundation models in digital pathology and spatial omics published in Nature and Cell. His open-weight models have been downloaded tens of millions of times and deployed at major health systems.
•Donovan Chin, Ph.D., appointed Senior Vice President, Drug Design: Chin brings more than 20 years of experience spanning small molecules, RNA-targeted therapeutics, proximity approaches and novel peptide modalities. At Parabilis Medicines, he led the AI and physics-based computational drug discovery strategy behind Helicons, a novel class of constrained ⍺-helical peptides. Earlier, at Arrakis Therapeutics, he pioneered computational approaches for RNA-targeted drug discovery, unlocking small-molecule engagement of previously inaccessible RNA structures.

Financing and Operations

Since 2024, our financing and operations activities include the following: In June 2024, we issued an aggregate of 35.4 million shares of our Class A common stock at a purchase price of $6.50 per share and received net proceeds of $216.5 million, after deducting transaction costs of $13.6 million. In September 2024, we received a Phenomap acceptance fee of $30.0 million from our collaboration with Roche. In February 2025, the Company terminated the Sales Agreement with Jefferies LLC and entered into a Sales Agreement with Citigroup Capital Markets Inc., to provide for the offering, issuance and sale of up to an aggregate amount of $500.0 million of its Class A common stock. In 2025, the Company sold 99.9 million shares and received net proceeds of $491.7 million under the agreement. Pursuant to its terms, the Sales Agreement was completed and no amount remained available for future sales. In 2025, we received multiple milestone payments related to our collaborative development contracts totaling $37.0 million, with aggregate milestone inflows in 2026 of $4.0 million. In February 2026, the Company entered into a Sales Agreement with TD Securities (USA) LLC (TD Cowen), to provide for the offering, issuance and sale of up to an aggregate amount of $300.0 million of its Class A common stock. As of June 30, 2026, no amounts have been sold under the Sales Agreement with TD Cowen.

We use the capital we have raised to fund operating and investing activities across platform research operations, drug discovery, clinical development, digital and other infrastructure, creation of our portfolio of intellectual property and administrative support. We do not have any products approved for commercial sale and have not generated any revenues from product sales. Cash, cash equivalents and restricted cash totaled $556.8 million as of June 30, 2026. Based on our current operating plan, we believe that our cash and cash equivalents will be sufficient to fund our operations for at least the next twelve months.

Since inception, we have incurred significant operating losses. Our net losses were $131.0 million and $248.5 million during the three and six months ended June 30, 2026, respectively. Our net losses were $171.9 million and $374.4 million during the three and six months ended June 30, 2025, respectively. As of June 30, 2026, our accumulated deficit was $2.3 billion.

As of June 30, 2026, we did not have any unconditional outstanding commitments for additional funding. We anticipate that we will need to raise additional financing in the future to fund our operations, including the potential commercialization of any approved product candidates. Until such time, if ever, as we can generate significant product revenue, we expect to finance our operations with our existing cash and cash equivalents, any future equity or debt financings and upfront, milestone and royalty payments, if any, received under current or future license or collaboration agreements. We may not be able to raise additional capital on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, results of operations and financial condition may be adversely affected.

We had a valuation allowance against all of our Canadian subsidiary deferred tax assets (DTAs) as of June 30, 2026, and December 31, 2025. We intend to continue maintaining a full valuation allowance on the Canadian DTAs until there is sufficient evidence to support the reversal of all or some portion of these allowances. However, given our current earnings and anticipated future earnings of our Canadian operations, we believe that there is a reasonable possibility that within the next 12 months, sufficient positive evidence may become available to allow us to reach a conclusion that a significant portion of the valuation allowance will no longer be needed. Release of the valuation allowance would result in the recognition of certain DTAs and a decrease to income tax expense for the period the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to change on the basis of the level of profitability that we are able to actually achieve.

Results of Operations

The following table summarizes our results of operations:

(in thousands, except percentages)	Three months ended June 30,		Change		Six months ended June 30,		Change
	2026	2025	$	%	2026	2025	$	%
Revenue
Operating revenue	$7,303	$19,103	$(11,800)	(62)%	$13,605	$33,921	$(20,316)	(60)%
Grant revenue	367	120	247	>100%	538	47	491	>100%
Total revenue	7,670	19,223	(11,553)	(60)%	14,143	33,968	(19,825)	(58)%

Operating costs and expenses
Cost of revenue	11,491	20,161	(8,670)	(43)%	23,981	41,990	(18,009)	(43)%
Research and development	89,614	128,636	(39,022)	(30)%	177,510	258,269	(80,759)	(31)%
General and administrative	41,533	46,653	(5,120)	(11)%	76,124	101,304	(25,180)	(25)%
Total operating costs and expenses	142,638	195,450	(52,812)	(27)%	277,615	401,563	(123,948)	(31)%

Loss from operations	(134,968)	(176,227)	41,259	23%	(263,472)	(367,595)	104,123	28%
Other income (loss), net	3,962	4,330	(368)	(8)%	10,359	(6,947)	17,306	>100%
Loss before income tax benefit	(131,006)	(171,897)	40,891	24%	(253,113)	(374,542)	121,429	32%
Income tax benefit (expense)	1	—	1	n/m	4,604	158	4,446	>100%
Net loss	$(131,005)	$(171,897)	$40,892	24%	$(248,509)	$(374,384)	$125,875	34%
n/m = Not meaningful

Revenue

The following table summarizes our components of revenue:

	Three months ended June 30,		Change		Six months ended June 30,		Change
(in thousands, except percentages)	2026	2025	$	%	2026	2025	$	%
Revenue
Operating revenue	$7,303	$19,103	$(11,800)	(62)%	$13,605	$33,921	$(20,316)	(60)%
Grant revenue	367	120	247	>100%	538	47	491	>100%
Total revenue	$7,670	$19,223	$(11,553)	(60)%	$14,143	$33,968	$(19,825)	(58)%

Operating revenue is generated through research and development agreements derived from strategic alliances. We are entitled to receive variable consideration as certain milestones are achieved. The timing of revenue recognition is not directly correlated to the timing of cash receipts.

For the three and six months ended June 30, 2026, the decrease in revenue compared to the prior period was due to a decrease in revenue recognized from Roche due to the successful completion of certain project phases in the prior period.

Cost of Revenue

The following table summarizes our cost of revenue:

(in thousands, except percentages)	Three months ended June 30,		Change		Six months ended June 30,		Change
	2026	2025	$	%	2026	2025	$	%
Total cost of revenue	$11,491	$20,161	$(8,670)	(43)%	$23,981	$41,990	$(18,009)	(43)%

Cost of revenue consists of the Company’s costs to provide services for drug discovery required under performance obligations with partnership customers. These primarily include materials costs, service hours performed by our employees and depreciation of property and equipment.

For the three and six months ended June 30, 2026, the change in cost of revenue compared to the prior period was due to a decrease in costs of revenue recognized from Roche, which was due to the shifting scope of work across our various performance obligations as certain phases of the projects reached completion.

Research and Development

The following table summarizes our components of research and development expense:

(in thousands, except percentages)	Three months ended June 30,		Change		Six months ended June 30,		Change
	2026	2025	$	%	2026	2025	$	%
Research and development expense
Platform	$42,084	$80,023	$(37,939)	(47)%	$83,237	$148,774	$(65,537)	(44)%
Discovery	14,753	22,586	(7,833)	(35)%	32,693	43,436	(10,743)	(25)%
Clinical	23,661	19,568	4,093	21%	41,256	37,125	4,131	11%
Stock based compensation	10,934	14,089	(3,155)	(22)%	23,849	31,889	(8,040)	(25)%
UK R&D tax credit	(1,913)	(2,064)	151	(7)%	(3,673)	(4,345)	672	(15)%
Other	95	(5,566)	5,661	n/m	148	1,390	(1,242)	(89)%
Total research and development expense	$89,614	$128,636	$(39,022)	(30)%	$177,510	$258,269	$(80,759)	(31)%
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

For the three months ended June 30, 2026, the decrease in research and development expenses compared to the prior period was primarily driven by platform expense. Platform expense decreased due to a decrease in personnel cost as well as a decrease due to Tempus records purchases of $19.6 million. Discovery costs also decreased primarily due to personnel costs.

For the six months ended June 30, 2026, the decrease in research and development expenses compared to the prior period was primarily driven by platform expense. Platform expense decreased due to a decrease in personnel cost as well as a decrease due to Tempus records purchases of $46.8 million. Discovery costs also decreased primarily due to personnel costs.

General and Administrative Expense

The following table summarizes our general and administrative expense:

(in thousands, except percentages)	Three months ended June 30,		Change		Six months ended June 30,		Change
	2026	2025	$	%	2026	2025	$	%
Total general and administrative expense	$41,533	$46,653	$(5,120)	(11)%	$76,124	$101,304	$(25,180)	(25)%

We expense general and administrative costs as incurred. General and administrative expenses consist primarily of salaries; including employee benefits and stock-based compensation. General and administrative expenses also include facilities, depreciation, information technology, professional fees for auditing and tax, legal fees for corporate and patent matters and insurance costs.

For the three months ended June 30, 2026, the decrease in general and administrative expense compared to the prior period was primarily driven by a decrease in salaries of $4.9 million as a result of headcount reductions in the year.

For the six months ended June 30, 2026, the decrease in general and administrative expense compared to prior period was primarily driven by a decrease in salaries of $11.8 million as a result of headcount reductions in the year, in addition to one-time transaction costs in the prior year associated with the Exscientia acquisition including impairment charges of $6.0 million in relation to leasehold improvements.

Other Income (loss), Net

The following table summarizes our components of other income (loss), net:

(in thousands, except percentages)	Three months ended June 30,		Change		Six months ended June 30,		Change
	2026	2025	$	%	2026	2025	$	%
Interest income	$5,306	$5,443	$(137)	(3)%	$11,269	$11,001	$268	2%
Interest expense	(309)	(480)	171	(36)%	(659)	(988)	329	(33)%
Other	(1,035)	(633)	(402)	64%	(251)	(16,960)	16,709	n/m
Other income (loss), net	$3,962	$4,330	$(368)	(8)%	$10,359	$(6,947)	$17,306	n/m
n/m = Not meaningful

For the three months ended June 30, 2026, the decrease in other income (loss) was not significant.

For the six months ended June 30, 2026, the increase in other income (loss), net compared to the prior period related to our loss on disposal of Exscientia GmbH and our Vienna lease termination for the six months ended June 30, 2025.

Liquidity and Capital Resources

Sources of Liquidity

We have not yet commercialized any products and do not expect to generate revenue from the sales of any product candidates for at least several years. Cash, cash equivalents and restricted cash totaled $556.8 million and $753.9 million as of June 30, 2026 and December 31, 2025, respectively.

We have incurred operating losses and experienced negative operating cash flows and we anticipate that the Company will continue to incur losses for at least the foreseeable future. Our net loss was $131.0 million and $248.5 million during the three and six months ended June 30, 2026, respectively. Our net loss was $171.9 million and $374.4 million during the three and six months ended June 30, 2025, respectively. As of June 30, 2026, we had an accumulated deficit of $2.3 billion.

Since 2024, we have financed our operations primarily through Class A common stock issuances. As of June 30, 2026, we have received net proceeds of $829.0 million from Class A common stock issuances. See Note 8, “Common Stock” to the Condensed Consolidated Financial Statements for additional details on Class A common stock issuances. Additionally, as of June 30, 2026, we have received proceeds of $78.0 million from our strategic partnerships. See Note 9, “Collaborative Development Contracts” to the Condensed Consolidated Financial Statements for additional details on the strategic partnerships.

Cash Flows

The following table is a summary of the Condensed Consolidated Statements of Cash Flows for each of the periods presented below:

	Six months ended June 30,
(in thousands)	2026	2025
Cash used in operating activities	(187,048)	(208,375)
Cash used in investing activities	(2,297)	(13,078)
Cash provided by (used in) financing activities	(4,737)	138,186

Operating Activities
Cash used by operating activities decreased during the six months ended June 30, 2026 as a result of lower costs incurred for research and development and general and administrative primarily due to improved operating efficiency and the strategic reprioritization of our clinical portfolio.

Cash used by operating activities increased during the six months ended June 30, 2025 as a result of higher costs incurred for research and development and general and administrative primarily due to the Company’s acquisition of Exscientia. This included Exscientia GmbH disposal related payments of $9.7 million and severance payments of $10.4 million.

Investing Activities
Cash used by investing activities during the six months ended June 30, 2026 consisted primarily of the purchase of an intangible asset of $2.0 million

Cash used by investing activities during the six months ended June 30, 2025 consisted primarily of the disposal of Exscientia GmbH of $4.4 million and property and equipment purchases of $5.0 million.

Financing Activities
Cash used by financing activities during the six months ended June 30, 2026 primarily included repayment of long-term debt and financing lease liabilities of $4.5 million.

Cash provided by financing activities during the six months ended June 30, 2025 primarily included proceeds of $141.0 million from common stock issuances. Financing outflows included a $3.0 million payment for the purchase of an intangible asset that was not soon after the purchase.

Critical Accounting Estimates and Policies

A summary of the Company’s significant accounting estimates and policies is included in Note 2, “Summary of Significant Accounting Policies” in our 2025 Annual Report. There were no significant changes in the Company’s application of its critical accounting policies during the six months ended June 30, 2026.

Recently Issued and Adopted Accounting Pronouncements

See Note 2, “Basis of Presentation” in Item 1 of this Quarterly Report on Form 10-Q for information regarding recently issued and adopted accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are exposed to market risk related to changes in interest rates on our investment portfolio of cash and cash equivalents. As of June 30, 2026, our cash and cash equivalents consisted of money market funds. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in interest rates. A hypothetical 100 basis point decrease in interest rates as of June 30, 2026, would have an insignificant effect on net loss in the ensuing year.

Foreign Currency Exchange Risk

Our employees and our operations are primarily located in the United States, United Kingdom and Canada and our expenses are primarily denominated in U.S. dollars, Great British pounds and Canadian dollars. We also have entered into a limited number of contracts with vendors for research and development services that have underlying payment obligations denominated in foreign currencies. We are subject to foreign currency transaction gains or losses on our contracts denominated in foreign currencies. To date, foreign currency transaction gains and losses have not been material to our financial statements and we do not have a formal hedging program with respect to foreign currency. A 10% increase or decrease in current exchange rates would have an insignificant effect on our financial results during the three and six months ended June 30, 2026 and 2025.

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

Our management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives as management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2026, our disclosure controls and procedures were ineffective due to the material weaknesses in internal control over financial reporting disclosed in Part II, Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2025.

Remediation of Material Weaknesses

The following remediation actions have been taken as of June 30, 2026 related to the material weaknesses for the acquired Exscientia business:

•We have designed and implemented certain information technology general controls.
•We have designed and implemented certain processes and controls to appropriately analyze, record and disclose accounting matters timely and accurately while maintaining appropriate segregation of duties.
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

We believe the above actions will be effective in remediating the material weaknesses described above. However, the material weaknesses cannot be considered remediated until controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. As such, we were unable to conclude that the material weaknesses have been remediated as of June 30, 2026.

Changes in Internal Control Over Financial Reporting

For the three months ended June 30, 2026, management was in the process of integrating the internal controls of the acquired business (Exscientia) into Recursion's existing operations as part of planned integration activities. There were no other changes in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(a) Sales of Unregistered Securities

Stock Option Exercises
For the six months ended June 30, 2026, we issued 4,800 shares of our Class A common stock to our employees, directors, advisors and consultants upon the exercise of stock options under our Key Personnel Incentive Stock Plan for aggregate consideration of approximately $2 thousand, in reliance on the exemption provided by Rule 701(b)(2) promulgated under the Securities Act, or pursuant to Section 4(a)(2) under the Securities Act, relative to transactions by an issuer not involving any public offering, to the extent an exemption from such registration was required. All recipients either received adequate information about our company or had access, through employment or other relationships, to such information.

Item 5. Other Information.

On July 31, 2026, Recursion entered into an Eleventh Amendment to the Office Lease by and between Vestar Gateway, LLC (“Vestar”) and Recursion (the "Eleventh Amendment"), extending the term of the Lease as to the Premises for six years, from June 01, 2028 through May 31, 2034. In connection with the Eleventh Amendment, Vestar consented to Recursion's sublease of approximately 66,000 square feet of the Expansion Premises (as defined in the original agreement), with the sublease term presently scheduled to expire on May 31, 2032. The foregoing summary of the Eleventh Amendment is subject to, and qualified in its entirety by, the full text of such agreement, which will be filed as an exhibit to the Company’s quarterly report filed on Form 10-Q for the quarter in which it was executed.

Item 6. Exhibits.

Exhibit Index:

		Incorporated by Reference
Exhibit number	Description	Form	File No.	Exhibit No.	Filing Date	Filed / Furnished Herewith
2.1*	Transaction Agreement by and between Recursion Pharmaceuticals, Inc. and Exscientia plc dated as of August 8, 2024.	8-K	001-40323	2.1	August 8, 2024
3.1	Amended and Restated Certificate of Incorporation of Recursion Pharmaceuticals, Inc.	8-K	001-40323	3.1	April 21, 2021
3.2	Amended and Restated Bylaws of Recursion Pharmaceuticals, Inc.	8-K	001-40323	3.1	January 31, 2024
4.1	Specimen Class A common stock certificate of the Registrant.	S-1/A	333-254576	4.2	April 15, 2021
4.2	Exchangeable Share Support Agreement, dated May 8, 2023.	S-3ASR	333-272281	4.2	May 30, 2023
4.3	Registration Rights Agreement, dated October 24, 2022, by and among the Company and the Purchasers.	8-K	001-40323	10.2	October 25, 2022

4.4	Registration Agreement, dated May 16, 2023, by and among the Registrant, Valence Discovery, Inc., and certain shareholders of Valence Discovery, Inc.	S-3ASR	333-272281	4.3	May 30, 2023
4.5	Registration Agreement, dated May 25, 2023, by and among the Registrant, Recursion Canada Inc., and certain shareholders of Cyclica Inc.	8-K	001-40323	4.1	June 9, 2023
4.6	Registration Rights Agreement, dated July 11, 2023, by and among the Registrant and NVIDIA.	8-K	001-40323	10.2	July 12. 2023
10.1+	Outside Director Compensation Policy					X
10.2+	Amended and Restated Advisory Agreement, dated April 30, 2026, between the Registrant and Christopher Gibson, Ph.D.					X
10.3+	Advisory Agreement, dated April 17, 2026, between the Registrant and David Mauro, M.D., Ph.D.					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

+	Indicates a management contract or compensatory plan.
^	Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.
*	Exhibits and/or schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant hereby undertakes to furnish supplementally copies of any of the omitted exhibits and schedules upon request by the SEC; provided, however, that the registrant may request confidential treatment pursuant to Rule 24b-2 under the Exchange Act for any exhibits or schedules so furnished.
**	The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 5, 2026.

RECURSION PHARMACEUTICALS, INC.

By:	/s/ Najat Khan
Najat Khan
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Ben Taylor
Ben Taylor
Chief Financial Officer
(Principal Financial and Accounting Officer)