Form 10-Q
period 2026-09-30
RECURSION PHARMACEUTICALS, INC.
filed 2026-11-02
CIK 1601830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
or
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

As of October 26, 2026, there were 622,759,259 of the registrant’s Class A common stock outstanding.

i

Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking statements” about us and our industry within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “would,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this report may include without limitation those regarding:
•our research and development programs;
•the timing and outcome of our ongoing discussions with the FDA regarding a registrational path for REC-4881, including the design and timing of initiation of a registrational trial of REC-4881 in familial adenomatous polyposis;
•the planned expansion of REC-1245 into indication-specific cohorts, including endometrial cancer, at the selected expansion dose, and the timing of additional data from our clinical trial of REC-1245;
•Sanofi’s plans for the development candidate optioned under our collaboration, including the timing of any Phase 1 clinical trial, and our eligibility to receive future milestone payments and royalties under the collaboration;
•the initiation, timing, progress, results, and cost of our current and future preclinical and clinical studies, including statements regarding the design, timing of initiation, and completion of studies and related preparatory work, as well as the period during which the results of the studies will become available and key milestones will be met;
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
•the size of the potential market opportunity for AI-enabled drug discovery and development companies, including the expected impact of AI-enabled technologies;
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
•our expectations related to the performance and benefits of the Recursion OS, and our digital chemistry platform;
•our ability to realize a return on our investment of resources and cash in our drug discovery collaborations;
•our ability to sell, license, or partner assets, including our plans to pursue partnership opportunities for REC-617 and REC-3565, and re-invest proceeds into funding our long-term strategy;
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
•the extent to which interim, preliminary, or topline data from our clinical trials may be predictive of final results;
•our plans for further development of our drug candidates, including additional indications we may pursue;
•our ability to adequately protect and enforce our intellectual property and proprietary technology, including the scope of protection we are able to establish and maintain for intellectual property rights covering our current drug candidates and other drug candidates we may develop, receipt of patent protection, the extensions of existing patent terms where available, the validity of intellectual property rights held by third parties, the protection of our trade secrets, and our ability not to infringe, misappropriate, or otherwise violate any third-party intellectual property rights;
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
•the potential impact of a pandemic, epidemic, or outbreak of an infectious disease or natural disaster, global political instability, or warfare, and the effect of such outbreak or natural disaster, global political instability, or warfare on our business and financial results;
•our ability to maintain our technical operations infrastructure to avoid errors, delays, or cybersecurity breaches;
•our continued reliance on third parties to conduct additional clinical trials of our drug candidates, and for the manufacture of our drug candidates for preclinical studies and clinical trials;
•our ability to obtain, and negotiate favorable terms of, any collaboration, licensing, or other arrangements that may be necessary or desirable to research, develop, manufacture, or commercialize our platform and drug candidates;
•the pricing and reimbursement of our current drug candidates and other drug candidates we may develop, if approved;
•our estimates regarding expenses, future revenue, capital requirements, and need for additional financing;
•our financial performance;
•the period over which we estimate our existing cash, cash equivalents, and restricted cash, together with the net proceeds from our October 2026 underwritten offering, will be sufficient to fund our future operating expenses and capital expenditure requirements;
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
•our anticipated use of our existing resources and the net proceeds from our public offerings, including our October 2026 underwritten offering, and sales under our at-the-market program; and
•other risks and uncertainties, including those listed in the section titled “Risk Factors.”

We have based these forward-looking statements largely on our current expectations and projections about our business, the industry in which we operate, and financial trends that we believe may affect our business, financial condition, results of operations, and prospects. These forward-looking statements are not guarantees of future performance or development. These statements speak only as of the date of this report and are subject to a number of risks, uncertainties, and assumptions described in the section titled “Risk Factors” and elsewhere in this report. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Except as required by applicable law, we undertake no obligation to update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, or otherwise.

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
iii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Recursion Pharmaceuticals, Inc.
Condensed Consolidated Balance Sheets (unaudited)
(in thousands, except share and per share amounts)

	September 30,	December 31,
	2026	2025
Assets
Current assets
Cash and cash equivalents	$549,853	$743,294
Restricted cash	6,657	4,594
Other receivables	34,065	24,649
Prepaid data assets	2,882	11,742
Other current assets	22,564	28,566
Total current assets	616,021	812,845

Restricted cash, non-current	5,020	6,033
Property and equipment, net	85,838	103,931
Operating lease right-of-use assets	51,198	45,339
Financing lease right-of-use assets	15,663	20,210
Intangible assets, net	273,677	309,903
Goodwill	160,710	162,158
Deferred tax assets	957	957
Other assets, non-current	12,628	12,754
Total assets	$1,221,712	$1,474,130

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$16,384	$18,118
Accrued expenses and other liabilities	66,651	70,230
Unearned revenue	15,811	37,605
Operating lease liabilities	12,264	12,663
Notes payable and financing lease liabilities	11,808	9,091
Total current liabilities	122,918	147,707

Unearned revenue, non-current	120,020	114,012
Operating lease liabilities, non-current	50,535	46,647
Notes payable and financing lease liabilities, non-current	93	9,564
Deferred tax liabilities	18,371	23,255
Other liabilities, non-current	3,963	2,080
Total liabilities	315,900	343,265

Commitments and contingencies (Note 7)

Stockholders’ equity
Common stock, $0.00001 par value; 2,000,000,000 shares (Class A 1,989,032,117 and Class B 10,967,883) authorized as of September 30, 2026 and December 31, 2025; 561,067,055 shares (Class A 560,458,465, Class B zero and Exchangeable 608,590) and 528,182,693 shares (Class A 521,831,046, Class B 5,547,334 and Exchangeable 804,313) issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	6	5
Additional paid-in capital	3,319,723	3,170,145
Accumulated deficit	(2,443,547)	(2,076,002)
Accumulated other comprehensive income	29,630	36,717
Total stockholders’ equity	905,812	1,130,865

Total liabilities and stockholders’ equity	$1,221,712	$1,474,130

See the accompanying notes to these condensed consolidated financial statements.

Recursion Pharmaceuticals, Inc.
Condensed Consolidated Statements of Operations (unaudited)
(in thousands, except share and per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Revenue
Operating revenue	$18,055	$4,983	$31,659	$38,905
Grant revenue	497	192	1,035	238
Total revenue	18,552	5,175	32,694	39,143

Operating costs and expenses
Cost of revenue	10,045	14,687	34,026	56,678
Research and development	99,122	121,062	276,632	379,331
General and administrative	32,561	41,628	108,684	142,932
Total operating costs and expenses	141,728	177,377	419,342	578,941

Loss from operations	(123,176)	(172,202)	(386,648)	(539,798)
Other income, net	4,165	9,952	14,524	3,005
Loss before income taxes	(119,011)	(162,250)	(372,124)	(536,793)
Income tax benefit (expense)	(25)	(3)	4,579	156
Net loss	$(119,036)	$(162,253)	$(367,545)	$(536,637)

Per share data
Net loss per share of Class A, B and Exchangeable common stock, basic and diluted	$(0.22)	$(0.36)	$(0.69)	$(1.27)
Weighted-average shares (Class A, B and Exchangeable) outstanding, basic and diluted	543,000,977	446,988,046	534,971,854	422,642,653

See the accompanying notes to these condensed consolidated financial statements.

Recursion Pharmaceuticals, Inc.
Condensed Consolidated Statements of Comprehensive Loss (unaudited)
(in thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Net loss	$(119,036)	$(162,253)	$(367,545)	$(536,637)

Other comprehensive income (loss):
Currency translation adjustments	1,636	(9,527)	(7,087)	41,730
Other comprehensive income (loss)	1,636	(9,527)	(7,087)	41,730
Comprehensive loss	$(117,400)	$(171,780)	$(374,632)	$(494,907)

See the accompanying notes to these condensed consolidated financial statements

Recursion Pharmaceuticals, Inc.
Condensed Consolidated Statements of Stockholders’ Equity (unaudited)
(in thousands, except share amounts)

	Common Stock		Additional paid-in-capital	Accumulated Deficit	Accumulated other comprehensive income (loss)	Stockholders’ Equity
	(Class A, B and Exchangeable)
	Shares	Amount
Balance as of June 30, 2026	534,287,685	$5	$3,211,515	$(2,324,511)	$27,994	$915,003
Net loss	—	—	—	(119,036)	—	(119,036)
Other comprehensive income (loss)	—	—	—	—	1,636	1,636
Stock option exercises and other	3,250,490	—	(335)	—	—	(335)
Stock-based compensation	—	—	23,028	—	—	23,028
Issuance of common stock, net of issuance costs	23,696,330	1	85,515	—	—	85,516
Balance as of September 30, 2026	561,234,505	$6	$3,319,723	$(2,443,547)	$29,630	$905,812

	Common Stock		Additional paid-in-capital	Accumulated Deficit	Accumulated other comprehensive income (loss)	Stockholders’ Equity
	(Class A, B and Exchangeable)
	Shares	Amount
Balance as of December 31, 2025	528,182,693	$5	$3,170,145	$(2,076,002)	$36,717	$1,130,865
Net loss	—	—	—	(367,545)	—	(367,545)
Other comprehensive income (loss)	—	—	—	—	(7,087)	(7,087)
Stock option exercises and other	9,355,482	—	(678)	—	—	(678)
Stock-based compensation	—	—	64,741	—	—	64,741
Issuance of common stock, net of issuance costs	23,696,330	1	85,515	—	—	85,516
Balance as of September 30, 2026	561,234,505	$6	$3,319,723	$(2,443,547)	$29,630	$905,812

See the accompanying notes to these condensed consolidated financial statements.

Recursion Pharmaceuticals, Inc.
Condensed Consolidated Statements of Stockholders’ Equity (unaudited)
(in thousands, except share amounts)

	Common Stock		Additional paid-in-capital	Accumulated Deficit	Accumulated other comprehensive income (loss)	Stockholders’ Equity
	(Class A, B and Exchangeable)
	Shares	Amount
Balance as of June 30, 2025	432,830,642	$4	$2,681,111	$(1,805,589)	$43,620	$919,146
Net loss	—	—	—	(162,253)	—	(162,253)
Other comprehensive income (loss)	—	—	—	—	(9,527)	(9,527)
Stock option exercises and other	2,871,306	—	(401)	(37)	—	(438)
Stock-based compensation	—	—	25,244	—	—	25,244
Issuance of common stock, net of issuance costs	52,243,578	1	254,460	—	—	254,461
Class A shares issued for asset acquisition	3,854,975	—	20,315	—	—	20,315
Balance as of September 30, 2025	491,800,501	$5	$2,980,729	$(1,967,879)	$34,093	$1,046,948

	Common Stock		Additional paid-in-capital	Accumulated Deficit	Accumulated other comprehensive income (loss)	Stockholders’ Equity
	(Class A, B and Exchangeable)
	Shares	Amount
Balance as of December 31, 2024	396,802,394	$4	$2,473,698	$(1,431,283)	$(7,637)	$1,034,782
Net loss	—	—	—	(536,637)	—	(536,637)
Other comprehensive income (loss)	—	—	—	—	41,730	41,730
Stock option exercises and other	11,645,465	—	3,772	41	—	3,813
Stock-based compensation	—	—	87,460	—	—	87,460
Issuance of common stock, net of issuance costs	79,497,667	1	395,484	—	—	395,485
Class A shares issued for asset acquisition	3,854,975	—	20,315	—	—	20,315
Balance as of September 30, 2025	491,800,501	$5	$2,980,729	$(1,967,879)	$34,093	$1,046,948

See the accompanying notes to these condensed consolidated financial statements.

Recursion Pharmaceuticals, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited) (in thousands)

	Nine months ended September 30,
	2026	2025
Cash flows from operating activities
Net loss	$(367,545)	$(536,637)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	54,375	64,223
Stock-based compensation	64,741	87,460
Asset impairment	—	5,956
Lease expense	15,838	17,019
Loss on disposal of a business	—	4,502
Acquired IPR&D	—	22,082
Deferred income taxes	(4,600)	219
Other, net	3,312	6,436
Changes in operating assets and liabilities:
Other receivables and assets	(5,430)	33,775
Prepaid data assets	8,860	29,601
Accrued data liability	—	20,258
Unearned revenue	(14,606)	(30,014)
Accounts payable	(1,630)	(7,035)
Accrued development expense	808	(4,210)
Accrued expenses and other current liabilities	(4,655)	(23,246)
Lease liabilities	(13,922)	(16,124)
Net cash used in operating activities	(264,454)	(325,735)

Cash flows from investing activities
Purchases of property and equipment	(709)	(5,225)
Purchase of an intangible asset	(1,995)	(2,158)
Decrease in cash related to disposal of a business	—	(4,438)
Purchases of investments	—	(3,806)
Net cash used in investing activities	(2,704)	(15,627)

Cash flows from financing activities
Proceeds from issuance of common shares, net of issuance costs	85,515	395,484
Equity incentive plans	(355)	3,300
Repayment of long-term debt and finance lease liabilities	(6,753)	(6,258)
Purchase of an intangible asset	—	(3,000)
Net cash provided by financing activities	78,407	389,526

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(3,640)	15,957

Net change in cash, cash equivalents and restricted cash	(192,391)	64,121
Cash, cash equivalents and restricted cash, beginning of period	753,921	603,024
Cash, cash equivalents and restricted cash, end of period	$561,530	$667,145

Supplemental schedule of non-cash investing and financing activities
Issuance of shares for the acquisition of an asset	—	20,315
Accrued property and equipment	669	29
Purchase of an equity investment	—	4,438

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

As of September 30, 2026, the Company had an accumulated deficit of $2.4 billion. The Company expects to incur substantial operating losses in future periods and will require additional capital to advance its drug candidates. The Company does not expect to generate significant revenue until the Company successfully completes significant drug development milestones or in collaboration with third parties, which the Company expects will take a number of years. In order to commercialize its drug candidates, the Company or its partners need to complete clinical development and comply with comprehensive regulatory requirements. The Company is subject to a number of risks and uncertainties similar to those of other companies of the same size within the biotechnology industry, such as the uncertainty of clinical trial outcomes, uncertainty of additional funding and a history of operating losses.

The Company has funded its operations to date primarily through the issuance of Class A common stock (see Note 8, “Common Stock” for additional details). Additionally, the Company has received payments from its strategic partnerships (see Note 9, “Collaborative Development Contracts” for additional details). Recursion will likely be required to raise additional capital. As of September 30, 2026, the Company did not have any unconditional outstanding commitments for additional funding. If the Company is unable to access additional funds when needed, it may not be able to continue the development of its products or the Company could be required to delay, scale back or abandon some or all of its development programs and other operations. The Company’s ability to access capital when needed is not assured and, if not achieved on a timely basis, could materially harm its business, financial condition and results of operations.

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

Recent Accounting Pronouncements

In December 2025, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2025-10, Government Grants (Topic 832). The new standard adds guidance to ASC 832 on the recognition, measurement and presentation of government grants. This standard will be effective for Recursion starting the annual period of 2029 and for interim reporting periods within that annual reporting period. Early adoption is permitted. The amendments can be applied on a prospective, modified prospective or retrospective basis. Recursion is currently assessing the impact of adopting this guidance on its consolidated financial statements.

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

In September 2025, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2025-06, Accounting for Internal-Use Software (Topic 350). The new standard amends specific aspects of the accounting for internal-use software costs including the criteria for capitalizing software costs. It also amends the related disclosure requirements. This standard will be effective for Recursion starting the annual period of 2028 and for interim reporting periods within that annual reporting period. Early adoption is permitted. The amendments can be applied on a prospective, modified prospective or retrospective basis. Recursion is currently assessing the impact of adopting this guidance on its consolidated financial statements.

In November 2024, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2024-03, Disaggregation of Income Statement Expenses (Topic 220). The standard requires new disclosures in the notes to the financial statements about certain caption expenses presented on the face of the Income Statement including information on: purchases of inventory; employee compensation; depreciation and intangible asset amortization. Recursion must also disclose a qualitative description of the amounts remaining in expense captions that are not separately disaggregated. Recursion will adopt the ASU prospectively, beginning with its annual reporting period ending December 31, 2027. Recursion does not expect the adoption of this ASU to have a material impact on its consolidated financial statements results, as the standard affects disclosures only.

Note 3.    Supplemental Financial Information

Tempus agreement
In November 2023, Recursion entered into a five-year agreement (the Tempus Agreement) with Tempus AI, Inc. (Tempus) to purchase access to their records of patient-centric multimodal oncology data and use rights for therapeutic development purposes. This data is being used to improve the training of Recursion’s artificial intelligence and machine learning models and is expected to accelerate Recursion’s drug discovery process. The Tempus Agreement specified that Recursion would pay annual license fees (which could be settled in cash or shares of Class A Common Stock) of $22.0 million on the first anniversary of the agreement, $32.0 million on the second anniversary of the agreement and $42.0 million on each of the third and fourth anniversaries of the agreement. Under the arrangement, the Company had the right to terminate for convenience after the first three years.

In September 2026, the Company entered into an amendment to the Tempus agreement (the Amendment). Pursuant to the Amendment, the Company agreed to extend the term of the arrangement by a year, while eliminating the Company’s right to terminate for convenience. The Amendment also revised the amount of the annual license fees payable by the Company to $14.0 million, payable on each of the third, fourth, and fifth anniversaries of the effective date, with at least $4.0 million payable in cash, with the remainder in the form of shares of Class A Common Stock of the Company, cash, or a combination thereof, at the election of the Company; and decrease the aggregate total of unique records of de-identified data the Company may access during the term.

Also in September 2026, the Company entered into an RNA Foundation Model License Agreement (the TxFM License Agreement) with Tempus, pursuant to which the Company granted Tempus a non-exclusive, non-sublicensable, non-transferable, worldwide license to the Company's TxFM Model solely for use within the field of oncology. Permitted uses include diagnostic applications, clinical applications, and Tempus's internal research and development. The TxFM License Agreement has a term of two years from its effective date. In consideration for the license, Tempus will pay the Company a non-refundable license fee of $12.0 million in two installments of

$6.0 million each; the first due upon execution of the TxFM License Agreement and the other due on the first anniversary of the effective date. Tempus will also provide the Company with access to a certain number of de-identified pathology records with linked clinical data during the term of the TxFM License Agreement.

Recursion is expensing the record purchases based on a contractually agreed price as “Research and Development” expenses in the Condensed Consolidated Statements of Operations as the records are downloaded. To the extent that the Recursion payments to Tempus are greater than or less than the records purchased amount, Recursion records the applicable amount to “Prepaid data assets” or “Accrued data liability” on the Condensed Consolidated Balance Sheets, respectively. No revenues are being recorded related to the license of the TxFM model. For the three and nine months ended September 30, 2026, record purchases were $5.8 million and $8.9 million, respectively. For the three and nine months ended September 30, 2025, record purchases were zero and $49.9 million, respectively.

Accrued Expenses and Other Liabilities

	September 30,	December 31,
(in thousands)	2026	2025
Accrued compensation	$25,081	$31,771
Accrued compute and software liabilities	7,297	8,278
Accrued development expenses	4,292	2,693
Accrued early discovery expenses	4,335	4,581
Accrued professional fees	1,092	1,232
Materials received not invoiced	332	703
Accrued taxes, other than income taxes	3,985	3,436
Unearned grants	3,160	—
Accrued license fees	—	3,000
Accrued other expenses	17,077	14,536
Accrued expense and other liabilities	$66,651	$70,230

Interest Income, Net

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2026	2025	2026	2025
Interest income	$4,816	$5,540	$16,085	$16,541
Interest expense	(266)	(833)	(925)	(1,821)
Interest income, net	$4,550	$4,707	$15,160	$14,720

For the three and nine months ended September 30, 2026 and 2025, interest income primarily related to earnings on cash and cash equivalents in money market funds. Interest expense primarily related to the Company’s supercomputer financing lease. Interest income, net was included in “Other income (loss), net” on the Condensed Consolidated Statements of Operations.

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

Sale of Exscientia GmbH

In March 2025, Recursion completed the sale of its Austrian operations (Exscientia GmbH) to Alpha Biotechnology GmbH (Alpha). As part of the sale, Recursion obtained a 49% equity interest in Alpha. For the year ended December 31, 2025, Recursion recorded a loss on the disposal of Exscientia GmbH of $4.5 million, which was classified as “Other income (loss), net” on the Condensed Consolidated Statement of Operations. Recursion also recorded a $4.4 million investment on the Condensed Consolidated Balance Sheets within “Other assets, non-current” related to its 49% equity interest in Alpha, which was determined to be an equity method investment.

Note 5.    Leases

Lessee

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

For the three and nine months ended September 30, 2026, the Company entered into a lease modification related to the corporate headquarters lease to extend the lease term through the second quarter of 2034. The modification resulted in an increase of $13.3 million in both the right-of-use asset and the lease liability. The modification had no impact to the Condensed Consolidated Statements of Operations.

For the nine months ended September 30, 2025, Recursion entered into operating lease modifications and terminations resulting in a decrease to the right-of-use asset and lease liability of $10.1 million. The modifications had no impact to the Condensed Consolidated Statements of Operations.

Supplemental cash flow information related to leases were:

	Nine months ended September 30,
(in thousands)	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$13,042	$14,756
Operating cash flows from finance leases	880	1,368
Financing cash flows from finance leases	6,661	6,174

Right-of-use assets additions, modifications and termination:
Operating leases	$13,315	$(10,084)

Lessor

During the three months ended September 30, 2026, Recursion entered into three subleases for portions of the Company’s leased office and laboratory space in Salt Lake City, Utah, United States and Toronto, Ontario, Canada. The subleases have terms ranging from approximately 3 to 6 years. Each of these subleases were classified as operating leases and as such, the Company still holds the related right-of-use assets and lease liabilities on its Condensed Consolidated Balance Sheets. The sublease income is recognized on a straight-line basis over the sublease term within “Other income, net” in the Condensed Consolidated Statements of Operations. Sublease income was not material, either individually or in the aggregate, for the three and nine months ended September 30, 2026. The subleases are not material to the condensed consolidated financial statements, either individually or in the aggregate.

Note 6.    Goodwill and Intangible Assets

Goodwill

The following table summarizes the changes in the carrying amount of goodwill:

(in thousands)
Balance as of December 31, 2025	$162,158
Foreign currency translation adjustments	(1,448)
Balance as of September 30, 2026	$160,710

No goodwill impairment was recorded during the three and nine months ended September 30, 2026 and 2025.

Intangible Assets, Net

The following table summarizes intangible assets:

	September 30, 2026			December 31, 2025
(in thousands)	Gross carrying amount	Accumulated Amortization	Net carrying amount	Gross carrying amount	Accumulated Amortization	Net carrying amount
Definite-lived technology intangible assets	$234,036	$(99,287)	$134,749	$236,497	$(69,156)	$167,341
Definite-lived licensed intangible assets	13,073	(10,366)	2,707	11,158	(6,619)	4,539
Indefinite-lived intangible assets	136,221	—	136,221	138,023	—	138,023
Total intangible assets	$383,330	$(109,653)	$273,677	$385,678	$(75,775)	$309,903

Amortization expense was $10.2 million and $34.6 million during the three and nine months ended September 30, 2026, respectively. Amortization expense was $13.4 million and $37.4 million during the three and nine months ended September 30, 2025, respectively. Amortization expense was included in “Research and Development” in the Condensed Consolidated Statements of Operations. Intangible assets, net decreased by $36.2 million during the nine months ended September 30, 2026 of which $3.6 million was attributable to foreign currency translation adjustments.

No indefinite-lived intangible asset impairment charges were recorded during the three and nine months ended September 30, 2026 and 2025.

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

Indemnification

The Company has agreed to indemnify its officers and directors for certain events or occurrences, while the officer or director is or was serving at the Company’s request in such capacity. The Company purchases directors and officers liability insurance coverage that provides for reimbursement to the Company for covered obligations and this is intended to limit the Company’s exposure and enable it to recover a portion of any amount it pays under its indemnification obligations. The Company had no liabilities recorded for these agreements as of September 30, 2026 and December 31, 2025, as no amounts were probable.

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

In February 2021, the Company entered into a lease agreement for laboratory and office space (the Industry Lease) with Industry Office SLC, LLC (the landlord). In March 2023, the Company sent a letter to the landlord detailing numerous construction delays and irregularities, deficiencies and deviations from applicable structural drawings and/or non-conforming conditions with applicable building codes (collectively, the Claims). On June 23, 2023, the landlord filed a lawsuit against the Company (Industry Office SLC, LLC v. Recursion Pharmaceuticals, Inc., Case No. 230904627) amended in October 2023, in the Third District Court for Salt Lake County, State of Utah (the Court), alleging anticipatory repudiation, breach of contract and breach of the implied covenant of good faith and fair dealing and seeks monetary damages and attorney’s fees. As of September 30, 2026, the Company had no liability recorded for these events as an unfavorable outcome was not probable. In September 2023, the Company filed claims in the Court against the landlord alleging, among other things, breach of contract and fraudulent misrepresentation (the Counterclaims). In October 2023, the landlord filed an answer and denied the Company’s allegations asserted in the Counterclaims. The Company and the landlord are currently engaged in discovery. The Company is unable to estimate the possible amount or range of damages associated with the Counterclaims.

Pledged Assets

As of September 30, 2026, assets pledged as collateral against finance leases totaled $12.4 million. Assets pledged as collateral are Lab Equipment reported in “Property and Equipment, net” on the Condensed Consolidated Balance Sheets. As of September 30, 2026, the liabilities associated with collateral pledged were solely comprised of a finance lease and had a carrying value of $11.7 million. The collateral pledged under the lease agreement may only be operated by the Company within the continental United States and must maintain a good title. The assets cannot be sold, disposed of or repledged by the Company.

Note 8. Common Stock

Common stockholders are entitled to receive dividends, as may be declared by the Company’s Board of Directors. As of September 30, 2026 and December 31, 2025, no dividends had been declared.

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

For the three and nine months ended September 30, 2026, the Company sold 23.7 million shares and received net proceeds of $85.5 million. As of September 30, 2026, an amount of $213.3 million remained available for future sales under the TD Cowen Sales Agreement.

Prior to February 2026, Recursion had entered into sales agreements with Citigroup Capital Markets Inc. and Jefferies LLC. See Note 8, “Common Stock,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Valence Acquisition Exchangeable Shares

In May 2023, in connection with the acquisition of Valence Discovery Inc. (Valence), the Company entered into an agreement to issue up to 5.9 million shares of Class A common stock (the Exchangeable Shares), that may be issued upon exchange of exchangeable shares of a subsidiary of Recursion. The Exchangeable Shares are substantially the economic equivalent of the Class A shares and classified as common stock within the Company’s stockholders’ equity. The Company’s calculation of weighted-average shares outstanding includes the Exchangeable Shares. As of September 30, 2026, 5.3 million Exchangeable Shares have been redeemed for Class A shares.

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

Class A and B Common Shares Authorization

In April 2021, the Company’s Board of Directors authorized two classes of common stock, Class A and Class B. The rights of the holders of Class A and B common stock are identical, except with respect to voting and conversion. Each share of Class A common stock is entitled to one vote per share. Each share of Class B common stock is entitled to 10 votes per share and is convertible at any time into one share of Class A common stock. For the nine months ended September 30, 2026, all previously outstanding Class B shares converted into Class A shares. As of September 30, 2026, there were no Class B shares outstanding.

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

Pricing
The Company received a $100.0 million non-refundable upfront payment. In September 2026, the Company achieved a $10.0 million milestone for an immunology small molecule development candidate from the Company’s research collaboration. The Company has earned variable consideration related to this agreement totaling approximately $44.0 million. These relate to the aforementioned milestone, the advancement of several of the discovery programs within the collaboration and the addition of an existing Company program into the collaboration. Recursion is eligible for additional milestone payments based on performance progress of the collaboration and tiered royalties ranging from high-single-digits to mid-teens. Recursion could earn a maximum of $555.0 million from all research milestones and $1.8 billion from all development and regulatory milestones.

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

The Company has determined the transaction price to be $166.0 million for the initial performance obligations, comprised of the upfront payment, milestones that have been achieved and estimated additional target exercises. Recursion has fully constrained the amounts of remaining variable consideration to be received from potential milestones considering the stage of development and the risks associated with the remaining development required to achieve each milestone. Recursion re-evaluates the transaction price each reporting period.

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

Accounting
Recursion has determined that it has three performance obligations related to the small molecule projects and the transaction price to be $20.1 million. Recursion has fully constrained the amounts of remaining variable consideration to be received from potential milestones. Recursion re-evaluates the transaction price each reporting period.

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

Pricing
In January 2022, Recursion received a $150.0 million non-refundable upfront payment from the Company’s collaboration with Roche. In September 2024, Recursion received a $30.0 million milestone payment (“acceptance fee 1”), which was an acceptance fee related to the first accepted neuroscience Phenomap. In October 2025, Recursion received another $30.0 million milestone payment (“acceptance fee 2”), which was an acceptance fee related to the second accepted neuroscience Phenomap. Recursion is eligible for additional milestone payments based on performance progress of the collaboration. Each of the Phenomaps requested by Roche and created by Recursion may be subject to either an initiation fee, acceptance fee or both. Such fees could exceed $250.0 million for 16 accepted Phenomaps. In addition, for a period of time after Roche’s acceptance of certain Phenomaps, Roche will have the option to obtain, subject to payment of an exercise fee, rights to use outside the collaboration the raw images generated in the course of creating those Phenomaps. If Roche exercises its external use option for all 12 eligible Phenomaps, Roche’s associated exercise fee payments to Recursion could exceed $250.0 million. Under the collaboration, Roche may initiate up to 40 programs, each of which, if successfully developed and commercialized, could yield more than $300.0 million in development, commercialization and net revenue milestones for Recursion, as well as tiered royalties on net revenue.

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

The Company has determined the transaction price to be $210.0 million, comprised of the upfront payment and the acceptance fees. The consideration did not include the $30.0 million variable consideration for the first acceptance fee until the map was accepted, which was during the third quarter of 2024. As a result of Roche’s acceptance of the neuroscience Phenomap, Recursion is now recognizing the acceptance fee as part of the transaction price over the completion period of one of the neuroscience performance obligations. The consideration did not include the $30.0 million variable consideration for the second acceptance fee until the map was accepted, which was during the fourth quarter of 2025. As a result of Roche’s acceptance of the neuroscience Phenomap, Recursion is now recognizing the acceptance fees as part of the transaction price over the completion period of one of the neuroscience performance obligations. Recursion has fully constrained the remaining amounts of variable consideration to be received from potential milestones considering the stage of development and the risks associated with the remaining development required to achieve each milestone. Recursion re-evaluates the transaction price each reporting period.

The Company recognizes revenue over time based on costs incurred relative to total expected costs to perform the research and development services. Recursion has estimated the completion of the performance obligations by 2028.

Additional Revenue Disclosures

Of the revenue recognized during the three and nine months ended September 30, 2026, $5.6 million and $17.0 million, respectively, was included in the unearned revenue balance as of December 31, 2025. Of the revenue recognized during the three and nine months ended September 30, 2025, $4.5 million and $36.6 million was included in the unearned revenue balance as of December 31, 2024, respectively. Revenue recognized was from the upfront and variable consideration payments received from the related contracts, which decreased the aggregate unearned revenue recognized.

Unearned revenue was classified as short-term and long-term on the Condensed Consolidated Balance Sheets based on the Company’s estimate of revenue that will be recognized during the next twelve months.

Note 10. Stock-Based Compensation

In April 2021, the Board of Directors and the stockholders of the Company adopted the 2021 Equity Incentive Plan (the 2021 Plan). The Company may grant stock options, restricted stock units (RSUs), stock appreciation rights, restricted stock awards and other forms of stock-based compensation. As of September 30, 2026, 21.2 million shares of Class A common stock were available for grant in the 2021 Plan. In November 2024, the Board of Directors and the stockholders of the Company adopted the 2024 Inducement Equity Incentive Plan (the 2024 Plan) as part of the Exscientia acquisition. As of September 30, 2026, 5.5 million shares of Class A common stock were available for grant in the 2024 Plan.

The following table presents the classification of stock-based compensation expense for stock options and RSUs for employees and non-employees within the Condensed Consolidated Statements of Operations:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2026	2025	2026	2025
Cost of revenue	$1,789	$964	$3,563	$4,727
Research and development	11,978	14,906	33,799	46,795
General and administrative	9,114	9,174	26,819	34,911
Total	$22,881	$25,044	$64,181	$86,433

RSUs

Equity awards granted to employees primarily consist of RSUs and generally vest over three to four years. The weighted-average grant-date fair value of RSUs generally is determined based on the number of units granted and the quoted price of Recursion’s common stock on the date of grant.

The following table summarizes Recursion’s RSU activity during the nine months ended September 30, 2026:

	Stock units	Weighted-average grant date fair value
Outstanding as of December 31, 2025	27,489,925	$6.55
Granted	24,090,894	3.26
Vested	(8,687,822)	6.15
Forfeited	(5,986,687)	5.94
Outstanding as of September 30, 2026	36,906,310	$4.60

The fair market value of RSUs vested was $28.1 million during the nine months ended September 30, 2026. As of September 30, 2026, $157.1 million of unrecognized compensation cost related to RSUs is expected to be recognized as expense over approximately the next three years.

Note 11. Income Taxes

The Company did not incur a significant amount of U.S. income tax expense during the three and nine months ended September 30, 2026 and 2025. The Company has historically incurred operating losses and continues to maintain a full valuation allowance against substantially all of its U.S. net deferred tax assets. Foreign income tax benefits were insignificant for the three months ended September 30, 2026 and $5.5 million for the nine months ended September 30, 2026. The Company did not incur a significant amount for three and nine months ended September 30, 2025.

The Company’s U.S. net operating loss (“NOL”) and tax credit carryforwards are subject to review and adjustment by the Internal Revenue Service (“IRS”) and may be subject to annual limitations under Section 382 of the Internal Revenue Code, as amended and similar state provisions in the event of certain ownership changes. In general, an ownership change, as defined by Section 382, occurs when the ownership of certain stockholders or public groups increases by more than 50% over a rolling three-year period. These ownership changes may limit the amount of NOLs and other tax attributes that can be utilized annually to offset future taxable income. The Company completed Section 382 studies through December 31, 2025 and concluded that ownership changes occurred in September 2017, and October 2025. As a result, the Company’s ability to utilize its NOLs and other tax attributes is limited within an annual period. However, the attributes can be utilized over their lifetime. This ownership change does not result in a expense or benefit being recorded to the Company’s Condensed Consolidated Statements of Operations during the three or nine months ended September 30, 2026 The Company will continue to monitor ownership changes that could result in additional limitations on the utilization of its tax attributes.

Note 12. Net Loss Per Share

For the three months ended September 30, 2026, Recursion calculated net loss per share of Class A and the Exchangeable common stock. For the nine months ended September 30, 2026 and 2025 and the three months ended September 30, 2025, Recursion calculated net loss per share of Class A, Class B and the Exchangeable common stock. Basic net loss per share is computed using the weighted-average number of shares outstanding during the period. Diluted net loss per share is computed using the weighted-average number of shares and the effect of potentially dilutive securities outstanding during the period. Potentially dilutive securities consist of stock-based compensation awards and other contingently issuable shares. For periods presented in which the Company reports a net loss, all potentially dilutive shares are anti-dilutive and as such are excluded from the calculation. For the three and nine months ended September 30, 2026 and 2025, the Company reported a net loss and therefore basic and diluted loss per share were the same.

The rights, including the liquidation and dividend rights, of the holders of the Company’s Class A, Class B and the Exchangeable common stock are identical, except with respect to voting and conversion. As a result, the undistributed earnings for each period are allocated based on the contractual participation rights of the Class A, Class B and the Exchangeable common stock as if the earnings for the period had been distributed. As the liquidation and dividend rights are identical, the undistributed earnings are allocated on a proportionate basis and the resulting amount per share for Class A and the Exchangeable common stock was the same during the three months ended September 30, 2026. For the nine months ended September 30, 2026 and 2025 and the three months ended September 30, 2025, the resulting amount per share for Class A, Class B and the Exchangeable common stock was the same.

The following tables set forth the computation of basic and diluted net loss per share:

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except share and per share amounts)	2026	2025	2026	2025
Numerator:
Net loss	$(119,036)	$(162,253)	$(367,545)	$(536,637)
Denominator:
Weighted average common shares outstanding	543,000,977	446,988,046	534,971,854	422,642,653
Net loss per share, basic and diluted	$(0.22)	$(0.36)	$(0.69)	$(1.27)

The Company excluded the following potential common shares from the computation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Stock based compensation	5,081,892	6,675,698	4,194,662	8,696,773
Tempus agreement	1,326,096	6,582,331	446,889	6,582,331
Contingent stock relating to RE Ventures I transaction	—	1,250,621	—	421,455
Total	6,407,988	14,508,650	4,641,551	15,700,559

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

The following tables summarize the Company’s assets and liabilities that are measured at fair value on a recurring basis:

	September 30, 2026	Basis of fair value measurement
(in thousands)		Level 1	Level 2	Level 3
Assets
Cash and cash equivalents:
Cash	$25,854	$25,854	$—	$—
Money market funds	523,999	523,999	—	—
Restricted cash	11,677	11,677	—	—
Total	$561,530	$561,530	$—	$—

	December 31, 2025	Basis of fair value measurement
(in thousands)		Level 1	Level 2	Level 3
Assets
Cash and cash equivalents:
Cash	$72,627	$72,627	$—	$—
Money market funds	670,667	670,667	—	—
Restricted cash	10,627	10,627	—	—
Total	$753,921	$753,921	$—	$—

In addition to the financial instruments that are recognized at fair value on the Condensed Consolidated Balance Sheets, the Company has certain financial instruments that are recognized at amortized cost or some basis other than fair value. The carrying amounts of these instruments are considered to be representative of their approximate fair values.

The following table summarizes the Company’s financial instruments that are not measured at fair value:

	Book values		Fair values
(in thousands)	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025
Liabilities
Notes payable and financing lease liabilities, current	$11,808	$9,091	$11,808	$9,091
Notes payable and financing lease liabilities, non-current	93	9,564	93	9,564
Total liabilities	$11,901	$18,655	$11,901	$18,655

Note 14. Segment Information

Segment loss

Recursion operates as a single operating segment that is managed on a consolidated basis. The Company’s chief operating decision maker (CODM) is its Chief Executive Officer. The CODM uses segment net loss to evaluate the performance of its segment, analyze financial trends, compare the budget to the actual operating results and make resource allocation decisions. Segment net loss represents the Company’s consolidated net loss. All corporate costs, global function support costs, overhead costs and other shared costs are included within this segment. Significant components of Recursion’s segment expenses include the Company’s clinical programs. These include the costs for the related candidate starting at first patient dosed in a Phase 1 trial. The internal & partnered discovery category includes expenses for pre-clinical assets and external collaborations. Platform technology &

infrastructure expenses consist of costs incurred to develop, maintain and operate the technology platform and the infrastructure that supports research and development activities. General and administrative costs primarily include the general and administrative costs within its Condensed Consolidated Statements of Operations, however it excludes depreciation, amortization and stock-based compensation, which instead are included in their respective categories.

For the three months ended September 30, 2026, Recursion revised its significant segment expenses breakout in light of the evolving composition of its activities. The comparative periods have been presented in accordance with these updated significant segment expenses.

The following table presents Recursion’s segment revenue, significant segment expenses and segment net loss:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2026	2025	2026	2025
Revenue	$18,552	$5,175	$32,694	$39,143

Significant segment expenses
Clinical programs	23,939	20,212	61,135	56,798
Internal & partnered discovery	32,947	50,351	98,834	122,006
Platform technology & infrastructure	20,517	24,285	60,060	86,277
General & administrative	20,783	37,107	75,450	116,135
Depreciation & amortization	16,535	21,043	54,375	64,223
Stock based compensation	23,028	25,244	64,741	87,460
Data records	5,798	—	8,860	49,859
UK R&D tax credit & other	(1,819)	(865)	(4,113)	(3,817)
Loss from operations	(123,176)	(172,202)	(386,648)	(539,798)
Other non-operating income, net	4,165	9,952	14,524	3,005
Income tax benefit (expense)	(25)	(3)	4,579	156
Total segment loss	$(119,036)	$(162,253)	$(367,545)	$(536,637)

Supplemental asset information
Total expenditures for additions to long-lived assets	$1,076	$39	$1,378	$5,283

Note 15. Subsequent event

Underwritten Offering of Common Stock

On October 16, 2026, the Company completed the offering and sale of 61.5 million shares of Class A common stock for net proceeds of approximately $187.2 million. The offering was made pursuant to the Company’s effective registration statement on Form S-3 (File No. 333-284878) and a related prospectus supplement and accompanying prospectus dated October 15, 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following is a discussion and analysis of the financial condition of Recursion Pharmaceuticals, Inc. (Recursion, the Company, we, us or our) and the results of our operations. This commentary should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and accompanying notes appearing in Item 1, “Financial Statements” and the Company’s audited consolidated financial statements and accompanying notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Annual Report on Form 10-K for the year ended December 31, 2025 (the 2025 Annual Report). This discussion, particularly information with respect to our future results of operations or financial condition, business strategy and plans and objectives of management for future operations, includes forward-looking statements that involve risks and uncertainties as described under the heading "Cautionary Note Regarding Forward-Looking Statements" in this Quarterly Report on Form 10-Q. You should review the disclosure under the heading "Risk Factors" in the 2025 Annual Report, in our subsequent Quarterly Reports on Form 10-Q, including this Quarterly Report on Form 10-Q, and the Prospectus Supplement filed on October 15, 2026, for a discussion of important factors that could cause our actual results to differ materially from those anticipated in these forward-looking statements. We assume no obligation to revise or publicly release any revision to any forward-looking statements contained in this Quarterly Report on Form 10-Q, unless required by law.
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
Overview
Recursion is a leading clinical-stage company pioneering AI-enabled drug discovery and development decoding biology to radically improve lives. Recursion is advancing a portfolio of differentiated investigational medicines across its wholly owned and partnered pipeline in oncology, rare disease, neuroscience, immunology, and other therapeutic areas with significant unmet need. Enabling its mission is the Recursion OS, an AI-native, end-to-end drug discovery and development platform integrating biology, chemistry, and clinical development into a unified intelligence system. Powered by proprietary multimodal data, purpose-built AI models, and bilingual teams fluent in both science and AI, the Recursion OS is designed to translate complex science into medicines that matter — faster, better, and at scale — for patients who are waiting.

Business Highlights

Internal Pipeline Highlights

Positive Phase 2 results from ongoing TUPELO trial of REC-4881 in FAP highlight activity across GI tract and on larger polyps

FAP is a genetically defined driver of GI cancer, affecting >50,000 patients in the US and EU5 who face major surgeries and life-long surveillance with no approved therapies, representing a potential $15 billion opportunity, based on Company estimates. Among the approximately 35,000 post-colectomy patients, upper GI disease represents the highest unmet need in FAP, due to risks of bleeding and perforation from polyp removal, high complication and morbidity rates from surgery, and higher cancer risk.

REC-4881, a potential first-in-class oral therapy granted FDA Orphan Drug and Fast Track designations, is designed to address both Wnt/β-catenin initiation and MAPK evolution pathways. The opportunity was identified through unbiased phenotypic screening using Recursion’s proprietary AI foundation models, which revealed MEK1/2 inhibition as a potential way to reverse cellular phenotypes associated with APC loss, a previously unappreciated synthetic rescue relationship.

On November 2, Recursion announced further positive data from its ongoing Phase 1b/2 TUPELO trial of REC-4881, an investigational, oral MEK1/2 inhibitor in development for FAP. These data were presented by Lisa Boardman, M.D., Professor of Medicine at Mayo Clinic, in a presidential plenary session at The Collaborative Group of the Americas on Inherited Gastrointestinal Cancer (CGA-IGC) Annual Meeting in Denver, Colorado.

•Deep, durable reductions in total polyp burden, strengthened in the expanded adult FAP population (18+): After 12 weeks of REC-4881 (4 mg QD), 87% of patients (13 of 15) had a reduction in total polyp burden, with a 47% median reduction; approximately 1 in 3 achieved reductions of ≥65%. Twelve weeks after stopping treatment, 85% of evaluable patients (11 of 13) remained below baseline.
•Activity across the upper and lower GI tract, including near-clearance: After 12 weeks of treatment, median polyp burden reductions were 55% in the upper GI and 50% in the lower GI, supporting REC-4881’s potential as a single oral therapy to address FAP across the GI tract.
•Upper GI, the area of greatest unmet need in FAP (results first reported Oct. 15): 92% of patients (12 of 13) had reductions after 12 weeks of treatment, with two patients achieving ≥98% reductions; half (6 of 12) improved by at least one Spigelman stage; and 92% (11 of 12) remained below baseline 12 weeks after stopping treatment.
•New lower GI results highlight breadth of activity: 9 of 11 patients (82%) with measurable lower GI polyp burden at baseline had reductions after 12 weeks of treatment, with a 50% median reduction and 1 in 3 achieving ≥65%; 70% of evaluable patients remained below baseline 12 weeks after stopping treatment.

•New analysis shows substantial reductions in larger, higher-risk polyps: 6 of 8 patients with polyps >5 mm at baseline had fewer of these polyps after 12 weeks of treatment. Four achieved reductions of ≥80%, including two whose counts fell from more than 90 polyps to one. Six of eight remained below their baseline count 12 weeks after stopping treatment.
•No new safety signals observed: Favorable chronic dosing safety profile. The highest-grade treatment-related adverse event was Grade 1 or 2 in 21 of 26 patients (81%) and Grade 3 in four patients (15%); one patient had no TRAEs. No Grade 4 or 5 TRAEs, and no additional discontinuations since the previous data cutoff.

The Company anticipates initiating a registrational trial in the second half of 2027, pending ongoing FDA discussions, and will provide additional details later this year.

Early data from the Phase 1 dose-escalation portion of DAHLIA, our ongoing open-label Phase 1/2 study of REC-1245, show the following (data cutoff: August 21, 2026):

REC-1245 is a potential first-in-class oral molecular glue designed to exploit a synthetic-lethal vulnerability in cancers by degrading RBM39, a splicing factor that regulates genes involved in DNA repair and stress response. The Recursion platform contributed each of the three core elements of the program: the target, the molecule and the initial hypotheses on which patients are most likely to benefit. The target emerged from Recursion’s platform, which found that degrading RBM39 mimics the loss of CDK12, while sparing CDK13-associated liabilities. REC-1245 was identified within 18 months after screening only 204 compounds using Recursion’s design platform. The same platform-derived biology pointed to tumors intrinsically primed by replication stress and reliance on accurate splicing, including hard-to-treat cancers such as endometrial, hepatocellular and ovarian cancers and transcriptionally driven tumors.

•Three partial responses per RECIST 1.1 criteria (2 confirmed, 1 unconfirmed) in heavily pretreated patients with endometrial cancer and hepatocellular carcinoma, all at doses of 45 mg once daily (QD) or higher, with a disease control rate of 91.7% at those doses (n=12).
•Recursion has selected 45 mg QD for exploratory expansion cohorts, including endometrial cancer, where limited second-line treatments are approved; at the 45 mg QD dose (n=10), no dose-limiting toxicities or treatment-related serious adverse events were observed, and treatment-related adverse events were predominantly Grade 1 or 2. Most frequent TRAEs were Grade 1 or Grade 2 fatigue and anemia (30% each).
•Preliminary dose expansion data in endometrial cancer are expected in the second half of 2027. Dose escalation will also continue in other solid tumor indications.

Other Portfolio Updates: REC-7735 is an orally bioavailable, precision-designed small molecule inhibitor of PI3Kα H1047R generated using the Recursion OS. In the second half of 2026, Recursion initiated the Phase 1/2 ZINNIA clinical study for patients with select PIK3CA H1047R-mutant solid tumors.

As announced in October 2026, given the promising data in REC-4881 and REC-1245, Recursion plans to continue to focus resources on its high-impact partnerships and internal programs including REC-4881 (MEK1/2 - familial adenomatous polyposis), REC-1245 (RBM39 - endometrial cancer and other solid tumors), REC-4539 (LSD1 - solid tumors and hematology), REC-7735 (PI3Kα H1047R - solid tumors) and REC-102 (ENPP1 - hypophosphatasia). Recursion intends to pursue partnership opportunities to advance REC-617 (CDK7) and REC-3565 (MALT1).

Partnered Discovery Highlights Recursion’s 9th Milestone Achieved in Past Two Years

Sanofi options potential first-in-class immunology development candidate

Sanofi has optioned the first development candidate from the two companies’ multi-program research collaboration. The candidate has now been added to Sanofi’s development pipeline and is expected to enter Phase 1 clinical trials in 2027, with Sanofi funding and leading further development and commercialization to advance the program toward patients.

The option triggered a $10 million milestone payment to Recursion, bringing total upfront and milestone payments achieved from Sanofi under the collaboration to $144 million; Recursion is eligible for more than $300 million in additional milestones under the program, with double digit royalties on net product sales, if approved.

The potential first-in-class oral small molecule was designed to achieve a differentiated profile against a challenging dual target implicated in inflammatory disease. Optimizing for this target pair required navigating complex and competing chemistry constraints to achieve the desired balance of drug-like properties. The candidate was delivered by the combination of Recursion’s integrated AI-enabled drug design platform and small-molecule chemistry capabilities with Sanofi’s deep expertise in drug discovery and immunology. Recursion applied multiple computational design approaches across iterative cycles of prediction, chemical design, synthesis, and experimental validation to rapidly explore and optimize a complex chemical space.

With the first development candidate optioned, the collaboration has now achieved six progress-based milestones across five programs. Additional programs across the collaboration continue to advance. Over the next 12 months, other programs in the joint portfolio have the potential to reach development candidate and other progress-based milestones.

To learn more about this milestone, read the press release.

Genentech advanced first neuroscience target into early discovery program

In 3Q26, Genentech exercised the first Validated Target Option under the companies' neuroscience collaboration, advancing a previously unexplored neuroscience target.

The milestone provides additional early evidence that Recursion's AI-native platform can both discover and play a key role experimentally validating unexplored therapeutic targets in neuroscience, one of medicine's most challenging therapeutic areas, where decades of research have largely focused on a limited number of well-studied targets. Predictions generated from the first whole-genome CRISPR knockout map, which was built by Recursion in partnership with Roche and Genentech from a subset of over 1 trillion internally manufactured iPSC-derived neuronal cells, were rigorously jointly validated with Genentech. Only targets that consistently demonstrated compelling evidence across pathway, functional, and disease validation progress into a validation package.

Next steps will include advancing the target through small molecule design, hit generation, and validation using Recursion's AI-native chemistry platform. More broadly, the neuronal and microglial maps of biology remain reusable assets capable of being collaboratively utilized with biological, genetics, and computational expertise to generate and experimentally validate additional therapeutic hypotheses. To date, Recursion has achieved $216 million in upfront and milestone payments from the Roche and Genentech collaboration. The collaboration includes up to 40 potential small molecule discovery programs, each carrying the potential for more than $300 million in development, commercialization, and net sales milestones as well as tiered royalties up to high single digits per small molecule program for Recursion.

Potential upcoming milestones across partnered discovery:
•Potential for additional differentiated AI-enabled oral molecules to reach development candidate and late-stage discovery milestones with Sanofi over the next 12 months
•Translating AI-driven insights from maps of biology into new potentially novel targets from reusable high-dimensional data/maps with Roche and Genentech
•Using Recursion’s chemistry platform to design potential first-in-class molecules for the collaboration's first neuroscience target with Genentech

Fred Hassan appointed Chair of the Board
Recursion announced that its Board of Directors has appointed Fred Hassan as Chair, effective October 31, 2026.

Mr. Hassan brings more than four decades of pharmaceutical leadership spanning company transformation, drug development, commercialization, investing and Board service. As Chairman and Chief Executive Officer of Schering-Plough, he led a transformation that restored sales growth and strong cash flow while expanding the company’s Phase 3 pipeline from three new molecular entities to eight. He previously served as Chairman and Chief Executive Officer of Pharmacia.

Mr. Hassan also brings extensive perspective from across the biotechnology and investment ecosystem. He serves as Lead Independent Director of BridgeBio Pharma, where his Board tenure has spanned the FDA approval and U.S. launch of Attruby, and as Executive Chair of Norstella, the pharmaceutical intelligence company behind

Citeline, MMIT and Evaluate. His prior Board roles include Amgen and Prometheus Biosciences. He is also a Director at Warburg Pincus, where he previously served as Partner and Managing Director.

Real estate footprint optimization:
As part of the streamlining of our operations ,which includes the rationalization of facilities and office locations, we continue to align our real estate footprint with our current operating needs. The Company has taken several steps during the three months ended September 30, 2026, including the signing of three subleases related to portions of our Salt Lake City headquarters and our Toronto office helping to decrease our total costs. Additionally, we signed a lease extension for portions of the Company’s leased office and laboratory space in Salt Lake City, Utah. This included achieving a reduction in our monthly fixed rent costs for these spaces.

Financing and Operations

Since 2024, our financing and operations activities include the following: In June 2024, we issued an aggregate of 35.4 million shares of our Class A common stock at a purchase price of $6.50 per share and received net proceeds of $216.5 million, after deducting transaction costs of $13.6 million. In September 2024, we received a Phenomap acceptance fee of $30.0 million from our collaboration with Roche. In February 2025, the Company terminated the Sales Agreement with Jefferies LLC and entered into a Sales Agreement with Citigroup Capital Markets Inc., to provide for the offering, issuance and sale of up to an aggregate amount of $500.0 million of its Class A common stock. In 2025, the Company sold 99.9 million shares and received net proceeds of $491.7 million under the agreement. Pursuant to its terms, the Sales Agreement was completed and no amount remained available for future sales. In 2025, we received multiple milestone payments related to our collaborative development contracts totaling $37.0 million, with aggregate milestone inflows in 2026 of $7.0 million. In February 2026, the Company entered into a Sales Agreement with TD Securities (USA) LLC (TD Cowen), to provide for the offering, issuance and sale of up to an aggregate amount of $300.0 million of its Class A common stock. As of September 30, 2026, the Company sold 23.7 million shares and received net proceeds of $85.5 million under the Sales Agreement with TD Cowen.

We use the capital we have raised to fund operating and investing activities across platform research operations, drug discovery, clinical development, digital and other infrastructure, creation of our portfolio of intellectual property and administrative support. We do not have any products approved for commercial sale and have not generated any revenues from product sales. Cash, cash equivalents and restricted cash totaled $561.5 million as of September 30, 2026. Based on our current operating plan, we believe that our cash and cash equivalents will be sufficient to fund our operations for at least the next twelve months.

Since inception, we have incurred significant operating losses. Our net losses were $119.0 million and $367.5 million during the three and nine months ended September 30, 2026, respectively. Our net losses were $162.3 million and $536.6 million during the three and nine months ended September 30, 2025, respectively. As of September 30, 2026, our accumulated deficit was $2.4 billion.

As of September 30, 2026, we did not have any unconditional outstanding commitments for additional funding. We anticipate that we will need to raise additional financing in the future to fund our operations, including the potential commercialization of any approved product candidates. Until such time, if ever, as we can generate significant product revenue, we expect to finance our operations with our existing cash and cash equivalents, any future equity or debt financings and upfront, milestone and royalty payments, if any, received under current or future license or collaboration agreements. We may not be able to raise additional capital on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, results of operations and financial condition may be adversely affected.

We had a valuation allowance against all of our Canadian subsidiary deferred tax assets (DTAs) as of September 30, 2026, and December 31, 2025. We intend to continue maintaining a full valuation allowance on the Canadian DTAs until there is sufficient evidence to support the reversal of all or some portion of these allowances. However, given our current earnings and anticipated future earnings of our Canadian operations, we believe that there is a reasonable possibility that within the next 12 months, sufficient positive evidence may become available to allow us to reach a conclusion that a significant portion of the valuation allowance will no longer be needed. Release of the valuation allowance would result in the recognition of certain DTAs and a decrease to income tax expense for the period the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to change on the basis of the level of profitability that we are able to actually achieve.

Results of Operations

The following table summarizes our results of operations:

(in thousands, except percentages)	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2026	2025	$	%	2026	2025	$	%
Revenue
Operating revenue	$18,055	$4,983	$13,072	>100%	$31,659	$38,905	$(7,246)	(19)%
Grant revenue	497	192	305	>100%	1,035	238	797	>100%
Total revenue	18,552	5,175	13,377	>100%	32,694	39,143	(6,449)	(16)%

Operating costs and expenses
Cost of revenue	10,045	14,687	(4,642)	(32)%	34,026	56,678	(22,652)	(40)%
Research and development	99,122	121,062	(21,940)	(18)%	276,632	379,331	(102,699)	(27)%
General and administrative	32,561	41,628	(9,067)	(22)%	108,684	142,932	(34,248)	(24)%
Total operating costs and expenses	141,728	177,377	(35,649)	(20)%	419,342	578,941	(159,599)	(28)%

Loss from operations	(123,176)	(172,202)	49,026	28%	(386,648)	(539,798)	153,150	28%
Other income, net	4,165	9,952	(5,787)	(58)%	14,524	3,005	11,519	>100%
Loss before income tax benefit	(119,011)	(162,250)	43,239	27%	(372,124)	(536,793)	164,669	31%
Income tax benefit (expense)	(25)	(3)	(22)	n/m	4,579	156	4,423	>100%
Net loss	$(119,036)	$(162,253)	$43,217	27%	$(367,545)	$(536,637)	$169,092	32%
n/m = Not meaningful

Revenue

The following table summarizes our components of revenue:

	Three months ended September 30,		Change		Nine months ended September 30,		Change
(in thousands, except percentages)	2026	2025	$	%	2026	2025	$	%
Revenue
Operating revenue	$18,055	$4,983	$13,072	>100%	$31,659	$38,905	$(7,246)	(19)%
Grant revenue	497	192	305	>100%	1,035	238	797	>100%
Total revenue	$18,552	$5,175	$13,377	>100%	$32,694	$39,143	$(6,449)	(16)%

Operating revenue is generated through research and development agreements derived from strategic alliances. We are entitled to receive variable consideration as certain milestones are achieved. The timing of revenue recognition is not directly correlated to the timing of cash receipts.

For the three months ended September 30, 2026, the increase in revenue compared to the prior period was primarily due to our Sanofi partnership, for which the Company achieved a $10.0 million milestone for an immunology small molecule development candidate.

For the nine months ended September 30, 2026, the decrease in revenue compared to the prior period was due to a decrease in revenue recognized from Roche due to the successful completion of certain project phases in the prior period.

Cost of Revenue

The following table summarizes our cost of revenue:

(in thousands, except percentages)	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2026	2025	$	%	2026	2025	$	%
Total cost of revenue	$10,045	$14,687	$(4,642)	(32)%	$34,026	$56,678	$(22,652)	(40)%

Cost of revenue consists of the Company’s costs to provide services for drug discovery required under performance obligations with partnership customers. These primarily include materials costs, service hours performed by our employees and depreciation of property and equipment.

For the three and nine months ended September 30, 2026, the change in cost of revenue compared to the prior period was due to a decrease in costs of revenue recognized from Roche, which was due to the shifting scope of work across our various performance obligations as certain phases of the projects reached completion.

Research and Development

The following table summarizes our components of research and development expense:

(in thousands, except percentages)	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2026	2025	$	%	2026	2025	$	%
Clinical
FAP REC-4881	5,750	2,101	3,649	>100%	12,705	6,925	5,780	83%
RBM39 REC-1245	3,996	1,193	2,803	>100%	9,657	5,643	4,014	71%
Other clinical programs	14,193	16,918	(2,725)	(16)%	38,773	44,230	(5,457)	(12)%
Internal & partnered discovery	8,672	34,009	(25,337)	(75)%	22,776	60,198	(37,422)	(62)%
Platform technology & infrastructure	11,613	9,513	2,100	22%	34,505	31,824	2,681	8%
Personnel	24,574	23,917	657	3%	71,121	82,162	(11,041)	(13)%
Stock based compensation	12,053	16,423	(4,370)	(27)%	34,112	48,312	(14,200)	(29)%
Depreciation & amortization	12,473	16,988	(4,515)	(27)%	44,123	50,178	(6,055)	(12)%
Data records	5,798	—	5,798	n/m	8,860	49,859	(40,999)	(82)%
Total research and development expense	$99,122	$121,062	$(21,940)	(18)%	$276,632	$379,331	$(102,699)	(27)%
n/m = Not meaningful

Research and development (R&D) expenses account for a significant portion of our operating expenses. We recognize research and development expenses as they are incurred. Research and development expenses consist of costs incurred in performing activities including:

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
•personnel-related expenses, including salaries, benefits bonuses and stock-based compensation for employees engaged in research and development functions;
•costs associated with operating our digital infrastructure;
•other indirect and allocated expenses incurred as a result of research and development activities, including those for facilities, depreciation, amortization and insurance; and

•certain cash refundable research and development tax credits including the research and development expenditure credit (RDEC) in the United Kingdom.

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

For the three months ended September 30, 2026, Recursion revised its research and development breakout in light of the evolving composition of its R&D activities. The comparative periods have been presented in accordance with these updated R&D categories.

Significant components of research and development expense include our clinical expenses by product candidate. These include the costs for the related candidate starting at first patient dosed in a Phase 1 trial, including personnel costs and an allocation of indirect costs, these costs are tracked by candidate. The internal and partnered discovery category includes expenses for pre-clinical assets and external collaborations. Platform technology and infrastructure expenses consist of costs incurred to develop, maintain and operate the technology platform and the infrastructure that supports research and development activities. These costs are not tracked by candidate. The personnel category includes all personnel expenses other than those attributed to clinical candidates. Data records primarily relate to Tempus records purchased.

Research and development expenses were $99.1 million for the three months ended September 30, 2026, a decrease of $21.9 million, or 18%, compared to $121.1 million for the same period in 2025. Clinical costs increased by $3.7 million overall. Costs for our FAP REC-4881 and RBM39 REC-1245 programs rose by a combined $6.5 million as trials relating to these assets progressed. This increase was partially offset by a $2.7 million reduction in other clinical expenses as we decreased investment in other clinical programs. Internal and partnered discovery costs decreased by $25.3 million, primarily because the prior-year period included $22.8 million of in-process research and development (IPR&D) costs related to the acquisition of ENPP1. Stock-based compensation decreased by $4.4 million as a result of reduced headcount and the timing and value of award issuances. Depreciation and amortization decreased by $4.5 million due to assets becoming fully depreciated. Data records expense was $5.8 million, compared to none in the prior-year period, reflecting the timing of record purchases under our agreement with Tempus.

Research and development expenses were $276.6 million for the nine months ended September 30, 2026, a decrease of $102.7 million, or 27%, compared to $379.3 million for the same period in 2025. Clinical costs increased by $4.3 million overall. Costs for our FAP REC-4881 and RBM39 REC-1245 programs rose by a combined $9.8 million as trials relating to these assets progressed. This increase was partially offset by a $5.5 million reduction in other clinical expenses as we decreased investment in other clinical programs. Internal and partnered discovery costs decreased by $37.4 million, which included the effect of the $22.8 million of ENPP1 IPR&D costs incurred in the prior-year period and internal efficiencies. Personnel costs and stock-based compensation decreased by $11.0 million and $14.2 million, respectively, as a result of headcount reductions and the timing and value of stock-based award issuances. Depreciation and amortization decreased by $6.1 million due to assets becoming fully depreciated. Data records expense decreased by $41.0 million, reflecting the timing of record purchases under our agreement with Tempus.

General and Administrative Expense

The following table summarizes our general and administrative expense:

(in thousands, except percentages)	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2026	2025	$	%	2026	2025	$	%
Total general and administrative expense	$32,561	$41,628	$(9,067)	(22)%	$108,684	$142,932	$(34,248)	(24)%

We expense general and administrative costs as incurred. General and administrative expenses consist primarily of salaries; including employee benefits and stock-based compensation. General and administrative expenses also include facilities, depreciation, information technology, professional fees for auditing and tax, legal fees for corporate and patent matters and insurance costs.

For the three months ended September 30, 2026, the decrease in general and administrative expense compared to the prior period was primarily driven by a decrease in infrastructure technology expense and professional service costs.

For the nine months ended September 30, 2026, the decrease in general and administrative expense compared to prior period was primarily driven by a decrease in salaries of $10.9 million as a result of headcount reductions in the year, in addition to one-time transaction costs in the prior year associated with the Exscientia acquisition including impairment charges of $6.0 million in relation to leasehold improvements.

Other Income, Net

The following table summarizes our components of other income, net:

(in thousands, except percentages)	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2026	2025	$	%	2026	2025	$	%
Interest income	$4,816	$5,540	$(724)	(13)%	$16,085	$16,541	$(456)	(3)%
Interest expense	(266)	(833)	567	(68)%	(925)	(1,821)	896	(49)%
Other	(385)	5,245	(5,630)	n/m	(636)	(11,715)	11,079	n/m
Other income, net	$4,165	$9,952	$(5,787)	(58)%	$14,524	$3,005	$11,519	>100%
n/m = Not meaningful

For the three months ended September 30, 2026, the decrease in other income was primarily driven by foreign currency and investing activities during the three months ended September 30, 2025.

For the nine months ended September 30, 2026, the increase in other income, net compared to the prior period related to our loss on disposal of Exscientia GmbH and our Vienna lease termination for the nine months ended September 30, 2025.

Liquidity and Capital Resources

Sources of Liquidity

We have not yet commercialized any products and do not expect to generate revenue from the sales of any product candidates for at least several years. Cash, cash equivalents and restricted cash totaled $561.5 million and $753.9 million as of September 30, 2026 and December 31, 2025, respectively.

We have incurred operating losses and experienced negative operating cash flows and we anticipate that the Company will continue to incur losses for at least the foreseeable future. Our net loss was $119.0 million and $367.5 million during the three and nine months ended September 30, 2026, respectively. Our net loss was $162.3 million and $536.6 million during the three and nine months ended September 30, 2025, respectively. As of September 30, 2026, we had an accumulated deficit of $2.4 billion.

Since 2024, we have financed our operations primarily through Class A common stock issuances. As of September 30, 2026, we have received net proceeds of $914.5 million from Class A common stock issuances. See Note 8, “Common Stock” to the Condensed Consolidated Financial Statements for additional details on Class A common stock issuances. Additionally, from January 1, 2024 through September 30, 2026, we have received $78.0 million in proceeds from our strategic partnerships. See Note 9, “Collaborative Development Contracts” to the Condensed Consolidated Financial Statements for additional details on the strategic partnerships.

Cash Flows

The following table is a summary of the Condensed Consolidated Statements of Cash Flows for each of the periods presented below:

	Nine months ended September 30,
(in thousands)	2026	2025
Cash used in operating activities	(264,454)	(325,735)
Cash used in investing activities	(2,704)	(15,627)
Cash provided by financing activities	78,407	389,526

Operating Activities
Cash used by operating activities decreased during the nine months ended September 30, 2026 as a result of lower costs incurred for research and development and general and administrative primarily due to improved operating efficiencies as part of its ongoing strategy.

Cash used by operating activities increased during the nine months ended September 30, 2025 as a result of higher costs incurred for research and development and general and administrative primarily due to the Company’s acquisition of Exscientia. This included Exscientia GmbH disposal related payments of $9.7 million and severance payments of $14.3 million.

Investing Activities
Cash used by investing activities during the nine months ended September 30, 2026 consisted primarily of the purchase of an intangible asset of $2.0 million.

Cash used by investing activities during the nine months ended September 30, 2025 consisted primarily of the disposal of Exscientia GmbH of $4.4 million and property and equipment purchases of $5.2 million.

Financing Activities
Cash provided by financing activities during the nine months ended September 30, 2026 primarily included proceeds of $85.5 million from common stock issuances. Financing outflows included repayment of long-term debt and financing lease liabilities of $6.8 million.

Cash provided by financing activities during the nine months ended September 30, 2025 primarily included proceeds of $395.5 million from common stock issuances. Financing outflows included a $3.0 million payment for the purchase of an intangible asset.

Critical Accounting Estimates and Policies

A summary of the Company’s significant accounting estimates and policies is included in Note 2, “Summary of Significant Accounting Policies” in our 2025 Annual Report. There were no significant changes in the Company’s application of its critical accounting policies during the nine months ended September 30, 2026.

Recently Issued and Adopted Accounting Pronouncements

See Note 2, “Basis of Presentation” in Item 1 of this Quarterly Report on Form 10-Q for information regarding recently issued and adopted accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are exposed to market risk related to changes in interest rates on our investment portfolio of cash and cash equivalents. As of September 30, 2026, our cash and cash equivalents consisted of money market funds. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in interest rates. A hypothetical 100 basis point decrease in interest rates as of September 30, 2026, would have an insignificant effect on net loss in the ensuing year.

Foreign Currency Exchange Risk

Our employees and our operations are primarily located in the United States, United Kingdom and Canada and our expenses are primarily denominated in U.S. dollars, Great British pounds and Canadian dollars. We also have entered into a limited number of contracts with vendors for research and development services that have underlying payment obligations denominated in foreign currencies. We are subject to foreign currency transaction gains or losses on our contracts denominated in foreign currencies. To date, foreign currency transaction gains and losses have not been material to our financial statements and we do not have a formal hedging program with respect to foreign currency. A 10% increase or decrease in current exchange rates would have an insignificant effect on our financial results during the three and nine months ended September 30, 2026 and 2025.

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

Our management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives as management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2026, our disclosure controls and procedures were ineffective due to the material weaknesses in internal control over financial reporting disclosed in Part II, Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2025.

Remediation of Material Weaknesses

The following remediation actions have been taken as of September 30, 2026 related to the material weaknesses for the acquired Exscientia business:

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

We believe the above actions will be effective in remediating the material weaknesses described above. However, the material weaknesses cannot be considered remediated until controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. As such, we were unable to conclude that the material weaknesses have been remediated as of September 30, 2026.

Changes in Internal Control Over Financial Reporting

For the three months ended September 30, 2026, management was in the process of integrating the internal controls of the acquired business (Exscientia) into Recursion's existing operations as part of planned integration activities. There were no other changes in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. For a detailed discussion of the risks that affect our business, please refer to the section titled Part I, Item 1A. “Risk Factors” of our 2025 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(a) Sales of Unregistered Securities

Stock Option Exercises
For the nine months ended September 30, 2026, we issued 4,800 shares of our Class A common stock to our employees, directors, advisors and consultants upon the exercise of stock options under our Key Personnel Incentive Stock Plan for aggregate consideration of approximately $2 thousand, in reliance on the exemption provided by Rule 701(b)(2) promulgated under the Securities Act, or pursuant to Section 4(a)(2) under the Securities Act, relative to transactions by an issuer not involving any public offering, to the extent an exemption from such registration was required. All recipients either received adequate information about our company or had access, through employment or other relationships, to such information.

Item 5. Other Information.

None

Item 6. Exhibits.

Exhibit Index:

		Incorporated by Reference
Exhibit number	Description	Form	File No.	Exhibit No.	Filing Date	Filed / Furnished Herewith
2.1*	Transaction Agreement by and between Recursion Pharmaceuticals, Inc. and Exscientia plc dated as of August 8, 2024.	8-K	001-40323	2.1	August 8, 2024
3.1	Amended and Restated Certificate of Incorporation of Recursion Pharmaceuticals, Inc.	8-K	001-40323	3.1	April 21, 2021
3.2	Amended and Restated Bylaws of Recursion Pharmaceuticals, Inc.	8-K	001-40323	3.1	January 31, 2024
4.1	Specimen Class A common stock certificate of the Registrant.	S-1/A	333-254576	4.2	April 15, 2021
4.2	Exchangeable Share Support Agreement, dated May 8, 2023.	S-3ASR	333-272281	4.2	May 30, 2023
4.3	Registration Rights Agreement, dated October 24, 2022, by and among the Company and the Purchasers.	8-K	001-40323	10.2	October 25, 2022
4.4	Registration Agreement, dated May 16, 2023, by and among the Registrant, Valence Discovery, Inc., and certain shareholders of Valence Discovery, Inc.	S-3ASR	333-272281	4.3	May 30, 2023
4.5	Registration Agreement, dated May 25, 2023, by and among the Registrant, Recursion Canada Inc., and certain shareholders of Cyclica Inc.	8-K	001-40323	4.1	June 9, 2023
4.6	Registration Rights Agreement, dated July 11, 2023, by and among the Registrant and NVIDIA.	8-K	001-40323	10.2	July 12. 2023

10.1	Amendment to the Master Agreement between the Company and Tempus AI, Inc. dated August 4, 2026.	X
10.2#*	Amendment to the Master Agreement between the Company and Tempus AI, Inc. dated September 15, 2026.	X
10.3#*	RNA Foundation Model License Agreement between the Company and Tempus AI, Inc. dated November 3, 2023, as amended.	X
10.4*	Eleventh Amendment to the Office Lease by and between Vestar Gateway, LLC and Registrant, dated July 31, 2026.	X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X

+	Indicates a management contract or compensatory plan.
#	Portions of the exhibit, marked by brackets and asterisks [***], have been omitted because the omitted information is not material and (i) would likely cause competitive harm to the registrant if publicly disclosed or (ii) is information that the registrant treats as private or confidential.
*	Exhibits and/or schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant hereby undertakes to furnish supplementally copies of any of the omitted exhibits and schedules upon request by the SEC; provided, however, that the registrant may request confidential treatment pursuant to Rule 24b-2 under the Exchange Act for any exhibits or schedules so furnished.
**	The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 2, 2026.

RECURSION PHARMACEUTICALS, INC.

By:	/s/ Najat Khan
Najat Khan
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Ben Taylor
Ben Taylor
Chief Financial Officer
(Principal Financial and Accounting Officer)